Form 10-K
period 1994-01-29
DAIRY MART CONVENIENCE STORES INC
filed 1994-04-29
CIK 721675

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
     (Mark one)

      ---
       X  Annual Report Pursuant to Section 13 or 15(d) of
      ---
              the Securities Exchange Act of 1934

              For the fiscal year ended January 29, 1994
                                        ----------------
      ---
          Transition Report Pursuant to Section 13 or 15 (d)
      ---
              of the Securities Exchange Act of 1934

              For the Transition Period From ________ to ________

              Commission File Number 0-12497

                     DAIRY MART CONVENIENCE STORES, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                      04-2497894
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                     ONE VISION DRIVE, ENFIELD, CT 06082
                 -------------------------------------------
                  (Address of principal executive offices)


     Registrant's telephone number, including area code  (203) 741-4444
                                                        ---------------

         Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
           Title of each class                  on which registered
                  None                                  None

         Securities registered pursuant to Section 12(g) of the Act:

                    Class A Common Stock (Par Value $.01)
                    Class B Common Stock (Par Value $.01)
                              (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 1, 1994, 2,747,104 shares of Class A Common Stock and 2,780,058 shares of Class B Common Stock were outstanding, and the aggregate market value of both classes of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $23,700,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Portions of the Registrant's 1994 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year are incorporated by reference in Part III.


                                   PART I
                                   ------


ITEM 1.  BUSINESS


GENERAL

     Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart"), operates one of the nation's largest convenience store chains. Founded in 1957, the Company operates or franchises approximately 1,000 stores under the "Dairy Mart" name in 11 states located in the Northeast, Midwest and Southeast. Approximately 420 stores sell gasoline and approximately 335 stores are franchised. The Company also manufactures, processes and distributes certain dairy and other products.

     Dairy Mart stores offer a wide range of products and services which cater to the convenience needs of its customers, including milk, ice cream, groceries, beverages, snack foods, candy, deli products, publications, health and beauty aids, tobacco products, lottery tickets and money orders. The stores are typically located in densely populated, suburban areas on sites which are easily accessible to customers and provide ample parking. Dairy Mart stores are generally free standing structures which are well-lit and are designed to encourage customers to purchase high profit margin products, such as deli items, coffee, fountain drinks and other fast food items.

     The Company's facilities in Enfield, Connecticut and Cuyahoga Falls, Ohio manufacture and process milk, fruit juices, and other non-carbonated beverages which are distributed to stores in the Northeast and the Midwest regions. The dairy plant in Ohio manufactures and distributes ice cream to most stores. In the Southeast region, the Company distributes dairy products, tobacco products, candy and certain other merchandise to stores in Kentucky and Indiana.

     The Company's primary growth strategy is to increase its retail gasoline presence. As a result, almost all of the stores recently opened by the Company are retail units, known as "super pumper" stores, which have approximately four times the gasoline retailing capacity and a significantly larger in-store size than the Company's traditional convenience stores. The Company plans to open approximately 20 new super pumper stores in the fiscal year ending January 28, 1995 and approximately 30 new super pumper stores per year thereafter for the foreseeable future.

     The Company is incorporated in Delaware and maintains its principal executive offices at One Vision Drive, Enfield, Connecticut 06082. The Company's telephone number is (203) 741-4444.

STORES

     The Company's stores are generally located in densely populated suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. Approximately

420 locations also sell gasoline, which the Company believes is an important convenience for customers. Shelving and displays, including refrigeration units, deli and other fast food counters and displays, are designed to encourage customers to purchase high profit margin products including impulse purchase items such as candy, fountain drinks and ice cream novelties. Stores are located on sites which are well-lit, easily accessible by customers and provide ample parking. All of the Company's stores also offer extended hours for additional convenience, with over one-half of the stores open 24 hours per day. A traditional Dairy Mart store is typically 2,400 square feet and most are free standing structures.

     As of January 29, 1994, the Company operated and franchised retail convenience stores in the following three regions of the United States:

                                                                NUMBER OF
NORTHEAST REGION                                                 STORES
                                                                ---------

   Massachusetts..............................................       73
   Connecticut................................................       67
   New York...................................................       37
   Rhode Island...............................................       25
                                                                  -----

        Total Northeast Stores................................      202
                                                                  -----

MIDWEST REGION

   Ohio.......................................................      518
   Michigan...................................................       49
   Pennsylvania...............................................       41
                                                                  -----

        Total Midwest Stores..................................      608
                                                                  -----

SOUTHEAST REGION

   Kentucky...................................................      169
   Indiana....................................................       18
   Tennessee..................................................       14
   North Carolina.............................................       11
                                                                  -----

        Total Southeast Stores................................      212
                                                                  -----

            Total Stores......................................    1,022
                                                                  =====

      SUPER PUMPER STORES

     Super pumper stores are an important part of the Company's strategy to expand and increase its profitability. Super pumper stores have approximately four times the gasoline retailing capacity of traditional gasoline convenience stores. Generally 2,700 square feet, super pumper stores are significantly larger than the Company's traditional convenience stores. The stores are designed to devote a greater amount of space to fast food counters, deli areas and refrigeration display units which attract customers to high profit margin products such as fountain drinks and fresh made sandwiches. Super pumper stores are generally located at high-traffic intersections to provide convenient access to customers, and all have canopies to shield gasoline customers from inclement weather. As of January 29, 1994, the Company had 34 super pumper stores, a majority of which have been opened since February, 1992 and all of which have been opened since the beginning of fiscal 1990.

   UPGRADING EXISTING STORE BASE

     Over the next four fiscal years, the Company plans to upgrade and remodel up to 400 stores in order to modernize the stores' look, upgrade their equipment and increase the space devoted to higher profit margin items, such as fountain drinks and fast food and deli items. Management expects that this remodeling program will favorably impact the amount of maintenance capital expenditures required on its existing store base due to the installation of newer, more reliable equipment. The Company also intends to convert approximately 40 traditional gasoline convenience stores to super pumper status over the same period. Stores recently upgraded to super pumper status have shown significantly higher inside store and gasoline sales.

   CLOSING UNDER PERFORMING STORES

     The Company continually evaluates the performance of each of its stores in order to identify actions aimed at improving the Company's overall profitability. Based upon these evaluations, the Company continues to sell or close certain under performing stores. The Company considers various factors in deciding to sell or close stores, including store location, lease term, rental and other obligations and store performance. Sales or closures of stores, while reducing revenues, generally do not have an adverse effect on overall results, since a majority of such stores operate at a loss. The Company sold or closed approximately 60 stores in fiscal 1994.

GASOLINE OPERATIONS

     A major part of the Company's growth strategy is to continue to increase its level of gasoline sales. This strategy enables the Company to significantly increase a store's total level of sales without a commensurate increase in overhead. The Company believes that the sale of gasoline at its stores offers a significant competitive advantage and that customers value this additional convenience. Gasoline sales accounted for approximately 37% of total revenues of the Company for each of the past three fiscal years. As of January 29, 1994, 419 stores sold gasoline. Financial information related to the Company's gasoline operations for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on page F-15.

     The Company's gasoline pricing strategy is designed, in part, to provide value to customers by offering the same quality gasoline offered by major oil companies at prices which are generally below nationally advertised brands and comparable to other convenience store chains. The Company obtains its gasoline from major oil company suppliers, primarily through spot market purchases, and believes that there are adequate supplies of fuel available from a number of sources at competitive prices.

     Gasoline profit margins have an impact on the Company's income. Such profit margins could be adversely influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market due to supply interruptions. In addition, gasoline profit margins are continually influenced by competition in each local market area. Substantial decreases in gasoline profit margins, or the volume of gasoline sold, may have an adverse impact on the Company's earnings.

PRODUCT SELECTION

     All stores generally offer more than 3,000 food and non-food items limited to a few, well-known brand names as well as the Company's private label products. Most of these items would typically be offered in supermarkets. Food items include a wide variety of products, including canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, hot dogs, deli meats and deli sandwiches and similar foods. Non-food products and services include gasoline, cigarettes, health and beauty aids, publications, lottery tickets and money orders. In addition to selling well-known brand name products, the stores offer many products that bear the "Dairy Mart" private label, including milk, bakery products, juices and other non-carbonated beverages, ice cream and other dairy products such as dips and cheeses.

     In recent years, the Company has been altering the mix of products to emphasize the sale of items carrying higher profit margins. Central to these efforts has been the Company's installation of fast food counters, the "Hot Dog Central" program which includes hot dog grills and related equipment and/or deli areas in approximately 500 stores over the last three fiscal years. Fast food items not only carry higher profit margins but also tend to lead to the purchase of other high profit margin products and impulse items, including salty-snacks, candy and beverages. Dairy Mart has introduced a number of new private label products, including ice cream products and juices, which generally carry a higher gross profit margin than the Company's average gross profit margin on comparable products. These private label products include Dairy Mart's "Party Time" (R) and "Special Occasion" (R) ice cream.

POS SYSTEM

     The Company has initiated a program to install a Point-of-Sale (POS) system in all stores within three years. The Company anticipates that, upon completion of this program, each store will be equipped with a scanner and with a dedicated personal computer, into which sales, inventory and other data will be input at scheduled daily intervals, and then automatically transmitted to the Company's headquarters. The Company believes that the POS system will: (i) provide more accurate and timely information regarding store operations, including sales and merchandising, and inventory levels and composition; (ii) reduce paperwork for store managers, thereby allowing them to spend more time interacting with customers and improving operations; (iii) decrease administrative overhead, since the input and verification of data will be automated at both the store and office level; and (iv) improve verification of product costs and retail pricing. The cost of the POS system, including new cash registers and personal computers, is currently estimated to be approximately $7.0 million to $9.0 million, and is anticipated to be funded by third-party equipment financing. The Company believes it will be among the first of the larger convenience store chains to implement a chain-wide POS system.

MANUFACTURING AND DISTRIBUTION OPERATIONS

     The Company supplies its stores and most franchised stores through a product distribution system which includes the Company's own manufacturing, distribution and processing facilities, and other distributors. Through its manufacturing, processing and distribution facilities in Connecticut and Ohio, the Company supplies all of the milk and a substantial portion of the ice cream, juices and non-carbonated beverages for the stores in the Northeast and the Midwest. Many other products which are not produced by the Company are supplied to the Northeast and Midwest regions by one wholesale distributor under a ten-year contract entered into in February, 1988. The Company supplies the Southeast region stores in large part through its 35,000 square foot distribution facility located in Louisville, Kentucky.

     In fiscal 1993, the Company reversed a prior policy and began to actively market its excess manufacturing and processing capacity to third parties, such as wholesalers and supermarkets. These efforts have resulted in a wholesale arrangement with a regional brand name ice cream distributor which has more than doubled the utilization of the Company's ice cream production capacity since the beginning of fiscal 1993. To accommodate additional growth in the sale of ice cream to third party purchasers, the Company invested approximately $1.4 million to further enhance product quality and to improve the efficiency and capacity of its ice cream production. The Company also intends to continue to pursue sales to third parties of other products produced at its manufacturing and processing facilities.

FRANCHISE OPERATIONS

     The Company franchises approximately 335 stores throughout its three geographic regions. Franchise stores generally follow the same operating policies as Company stores, and are subject to Company supervision under franchise agreements. Company operated and franchise stores are of the same basic store design and sell substantially the same products. The Company currently franchises only existing stores. Most franchisees purchase milk, ice cream, dairy products, fruit juices and other non-carbonated beverages distributed by the Company and generally purchase other products through the same suppliers used by the Company.

     The Company offers two types of franchising arrangements- the "full" franchise and the "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store, and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of January 29, 1994, there were 161 full franchise locations and 174 limited franchise locations.

     The Company has recently revised its franchising strategy in order to: (i) improve the level of retail experience of its new franchisees; and (ii) increase the level of financial commitment by new franchisees. As part of this strategy, new franchisees are now required to undergo more rigorous and thorough interviews and background checks, receive increased levels of financial and retail training, and typically make larger initial cash payments.

     The following table sets forth the number of stores, on both a Company operated and franchise operated basis, that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:


                                  January 29, 1994                January 30, 1993               February 2, 1992
                            -----------------------------  -----------------------------  -----------------------------
                             Company   Franchise            Company   Franchise            Company   Franchise
                            Operated    Operated   Total   Operated    Operated   Total   Operated    Operated   Total
                            ---------  ----------  ------  ---------  ----------  ------  ---------  ----------  ------
At beginning of period....       709         370   1,079        685         449   1,134        725         465   1,190
Opened or acquired........         4          --       4          6          --       6          6          --       6
Closed or sold............       (50)        (11)    (61)       (34)        (27)    (61)       (48)        (14)    (62)
Transferred (net).........        24         (24)     --         52         (52)     --          2          (2)     --
                                 ---         ---   -----        ---         ---   -----        ---         ---   -----
At end of period..........       687         335   1,022        709         370   1,079        685         449   1,134
                                 ===         ===   =====        ===         ===   =====        ===         ===   =====

INTERNATIONAL OPERATIONS

     The Company conducts business outside the United States as a joint-venturer, licensor or consultant. Currently, the Company is a party to two agreements with convenience store operators in South Korea and Mexico, and continues to pursue similar arrangements in other countries. As with the Company's prior international arrangements, both such agreements require a specified commitment of Company personnel, but do not require any significant commitment of capital.

ADVERTISING

     To promote a uniform image for all stores, the Company designs and coordinates advertising for all stores to complement its marketing strategy, which is derived, in part, from market surveys and research. Largely in response to such research, the Company launched a new advertising program entitled "Close to Home" which emphasizes the high percentage of neighborhood locations throughout Dairy Mart's operating regions. In-store, newspaper, and direct-mail advertising, special promotions and seasonal radio and television advertising usually feature certain items which can be purchased at the stores, and frequently include national brand items for which advertising costs are often supplemented by the national brand suppliers. Sales promotions are generally established and maintained on a bi-weekly or monthly basis.

COMPETITION

     The convenience store and retail gasoline industries are highly competitive. The number and type of competitors vary by location. The Company presently competes with other convenience stores, large integrated gasoline service station operators, supermarket chains, neighborhood grocery stores, independent gasoline service stations, fast food operations and other similar retail outlets, some of which are well recognized national or regional retail chains. Some of the Company's competitors have greater financial resources than the Company. Key competitive factors include, among others, location, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions and marketing.

SEASONALITY

     Weather conditions have a significant effect on the Company's sales, as convenience store customers are more likely to go to stores to purchase convenience goods and services, particularly higher profit margin items such as fast food items, fountain drinks and other beverages, when weather conditions are favorable. Accordingly, the Company's stores generally experience higher revenues and profit margins during the warmer weather months, which fall within the Company's second and third fiscal quarters.

EMPLOYEES

     As of January 29, 1994, exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 5,000 employees.

ENVIRONMENTAL COMPLIANCE

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures relating to its gasoline operations. These laws and regulations relate primarily to underground storage tanks ("USTs"). The United States Environmental Protection Agency has established standards for, among other things: (i) maintaining leak detection; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing USTs to prevent future releases;
(v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. A number of states in which the Company operates also have adopted UST regulatory programs.

     In the ordinary course of business, the Company periodically detects releases of gasoline or other regulated substances from USTs it owns or operates. As part of its program to manage USTs, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline facilities. The Company accrues its estimates of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Additionally, the Company records as receivables the expected reimbursements of a portion of the total costs from various state environmental trust funds which have provisions for sharing or reimbursing certain costs incurred by UST owners or operators based upon compliance with the terms and conditions of such funds. Due to the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year.

     Under current federal and state regulatory programs, the Company also will be obligated by December 22, 1998 to upgrade or replace most existing USTs it owns or operates to meet certain corrosion-, overfill- and spill-protection and leak-detection requirements. The Company currently is evaluating each site on an individual basis to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.

     In addition to ongoing assessment and remediation costs, the Company presently estimates that it will be required to make capital expenditures, including those requiring upgrading or replacing of existing USTs, ranging from approximately $16.0 million to $20.0 million in the aggregate over the next five fiscal years to comply with current federal and state UST regulations, which capital expenditures could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance.

     The Company's estimates of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions, or other unexpected circumstances. As a result, the actual costs incurred may vary significantly from the estimates noted above.

RECENT DEVELOPMENTS

     SALE OF SENIOR SUBORDINATED NOTES

     On March 3, 1994, the Company issued $75 million of 10.25% Senior Subordinated Notes due 2004 (the "Notes") through a public offering underwritten by Bear, Stearns & Co., Inc. (the "Underwriter").

     The Company used part of the net proceeds from the sale of the Notes: (1) to repay the entire indebtedness outstanding of approximately $34.0 million under the Company's credit agreement with

Chemical Bank (as successor to Manufacturers Hanover Trust Company) as agent lender, along with other lenders party thereto, dated as of January 9, 1991, as amended (the "Existing Credit Agreement"); and (2) to redeem all of the Company's outstanding 14.25% Subordinated Debentures Due 2000 ("Subordinated Debentures") in the aggregate principal amount of $27.9 million, which amount includes a premium for early redemption, and which redemption was completed on April 4, 1994. The net proceeds of the sale of the Notes remaining after the payment of the indebtedness under the Existing Credit Agreement, the redemption of the Subordinated Debentures, the payment of the Underwriter's discount, and the payment of fees and expenses was approximately $11.0 million and will be used for working capital and general corporate purposes.

     In connection with the above transaction, the Company entered into a senior revolving credit facility with Fleet Bank, National Association ("Fleet") and Society National Bank ("Society") (the "New Credit Agreement"). The New Credit Agreement provides for the availability of up to $30.0 million in revolving credit loans reduced by letters of credit not to exceed $15.0 million in the aggregate. All outstanding indebtedness, if any, under the New Credit Agreement will be due and payable in full on March 1, 1997; however, provided no default exists under the New Credit Agreement, the Company may extend such due date for up to two additional one-year periods, with the consent of the lenders.

     All amounts outstanding under the New Credit Agreement are secured by the pledge of all of the outstanding capital stock of most of the Company's direct and indirect subsidiaries, and by amounts payable to the Company which arise by, from, or were created by, loans or other extensions of credit by the Company to any of its subsidiaries. Loans under the New Credit Agreement will generally bear interest, at the Company's option, at the per annum rate of either (1) 0.25% above Fleet's then current prime rate and/or (2) from 2.00% to 2.50% above LIBOR.

ITEM 2.   PROPERTIES

     Of the 1,022 stores in operation as of January 29, 1994, 123 store locations were owned by the Company and 899 were leased. In addition, the Company owns 15 locations and is the primary lessee for 72 locations not currently operated as Dairy Mart stores. The Company's policy is to endeavor to lease or sublease such locations to third parties.

     The Company owns its corporate headquarters facility in Enfield, Connecticut. This facility is approximately 77,000 square feet and is located on eighty-eight acres of land. The Company also owns its Northeast region operating office building and manufacturing and processing plant located in a 33,000 square foot building, and its 200,000 square foot Midwest processing plant and regional administrative office located in Cuyahoga Falls, Ohio. The Company leases administrative offices for its Southeast regional offices and leases a warehouse facility in Louisville, Kentucky.

ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is party to various legal actions which the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which the Company currently is party will not have a material adverse effect upon its results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.

                                    PART II
                                    -------

ITEM 5. MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is limited in the amount of cash dividends that it may pay and the amount of capital stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the New Credit Agreement and Notes. As of January 29, 1994, taking into account such limitations, the Company would have been able to pay approximately $1,100,000 in cash dividends in the aggregate. The Company has not paid any cash dividends during the last two fiscal years.

     Both classes of the Company's common stock are traded in the over-the-counter market and are listed for quotation on the National Association of Securities Dealers (NASDAQ), National Market System (NMS). The following table sets forth the high and low sales prices per share of the Company's Common Stock as quoted on the NASDAQ, NMS for the last two fiscal years.

- - ----------------------------------------------------------------------

                                         Class A         Class B
                                          Common         Common
                                          Stock           Stock
                                     ---------------------------------
                                       High    Low    High     Low
- - ----------------------------------------------------------------------
Fiscal Year Ended January 29, 1994:
- - ----------------------------------------------------------------------
First Quarter                            6    4 1/2   6 3/4    4 3/4
Second Quarter                         5 7/8  4 3/8   6 3/8    4 11/16
Third Quarter                          6 7/8  5 1/2   6 3/4    5 5/8
Fourth Quarter                           7    5 3/4   7 1/2    5 3/4
- - ----------------------------------------------------------------------
Fiscal Year Ended January 30, 1993:
- - ----------------------------------------------------------------------
First Quarter                            11   7 1/4   10 3/4     7
Second Quarter                         8 7/8  6 1/4   9 1/4      7
Third Quarter                          6 7/8  5 3/8   8 1/4    5 3/4
Fourth Quarter                         6 1/2  5 1/8   7 1/2      6
- - ----------------------------------------------------------------------

There were approximately 2,800 stockholders as of January 29, 1994. Included in this number are shares held in nominee or street names.

ITEM 6. SELECTED FINANCIAL DATA


Five Year Summary                                                          Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------------------------------------------------------
Five Years Ended January 29, 1994
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                1994 (a)  1993 (b)    1992     1991      1990
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except per share amounts)
Operating Results:

Net Sales of the Company, Its Subsidiaries and Franchises.....................$ 760,551 $ 773,766 $ 794,758 $ 807,586 $ 741,183
- - --------------------------------------------------------------------------------------------------------------------------------
Revenues......................................................................  590,751   578,767   571,980   586,984   535,640
- - --------------------------------------------------------------------------------------------------------------------------------
Earnings Before Interest Expense, Income Taxes, Depreciation,
and Amortization (EBITDA).....................................................   23,646    16,323    28,852    28,526    21,533
- - --------------------------------------------------------------------------------------------------------------------------------
Interest Expense..............................................................    7,644     7,456     8,260     8,366     8,220
- - --------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes, Extraordinary Item and Cumulative Effect of
Accounting Change.............................................................    3,102    (4,797)    7,021     6,802     1,259
- - --------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss).............................................................      866    (6,850)    4,092     3,813       682
- - --------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share:

     Before extraordinary item and cumulative effect of accounting change.....      .33      (.53)      .75       .72       .13
     Net earnings (loss) per share............................................      .16     (1.26)      .75       .72       .13
- - --------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid Per Share.................................................        -         -         -         -       .02
- - --------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:

Net Property and Equipment................................................... $  92,014 $  90,643 $  82,974 $  81,399 $  68,227
- - --------------------------------------------------------------------------------------------------------------------------------
Total Assets.................................................................   169,442   175,178   165,555   165,068   149,109
- - --------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt Including Capital Lease Obligations (c).......................    77,343    81,035    79,119    78,576    66,703
- - --------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity.........................................................    33,870    32,732    39,100    34,842    30,966
- - --------------------------------------------------------------------------------------------------------------------------------

(a) Fiscal 1994 includes an extraordinary loss on extinguishment of debt of $928,000, net of related income tax benefit (see Note 4 of Notes to Consolidated Financial Statements).

(b) Fiscal 1993 includes the cumulative effect of a change in accounting for income taxes of $3,951,000 (see Note 6 of Notes to Consolidated Financial Statements) and a nonrecurring pretax charge for restructuring of $5,200,000 (see Note 12 of Notes to Consolidated Financial Statements).

(c) Long-term debt including capital lease obligations includes the current portion of long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates substantial operating cash flow since most of its revenues are received in cash. Currently, the amount of cash generated from operations significantly exceeds all of the current debt service requirements of the Company's long-term debt and capital lease obligations. The capital expenditures of the Company are primarily funded by the excess cash flow available after debt service, but may also be funded using mortgage and equipment financing. Additionally, the Company has a revolving line of credit available to address the seasonality of operations and the timing of certain working capital disbursements. For the fiscal year ended January 29, 1994, the cash flow from operations available after meeting all of the Company's debt service requirements was insufficient to fund total capital expenditures due in large part to payments made related to nonrecurring restructuring expenses (as described below). As a result, the Company obtained new mortgage and equipment financing.

     During the fiscal year ended January 29, 1994, the Company paid its trade payables in an average of 24 days, which compares to 23 days for the fiscal year ended January 30, 1993 and 24 days for the fiscal year ended February 1, 1992. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending weekly remittance of such funds to the issuer of the money orders. The amount due the issuer each week varies, depending on the volume and dollar values of money orders issued. At January 29, 1994 and January 30, 1993, $6.2 million and $6.0 million, respectively, were due the issuer. The Company's remittance obligation to the issuer of the money orders is primarily secured by an outstanding letter of credit in the amount of $6.5 million.

     During the current fiscal year, cash generated by operations was $1.6 million lower than the prior fiscal year. This decrease resulted from the payment in fiscal 1994 of $4.8 million in expenditures (which were accrued in fiscal 1993) related to severance, relocation and other personnel related costs associated with the Company's restructuring, which involved the downsizing and consolidation of three administrative offices into a new corporate headquarters facility in Enfield, Connecticut. The majority of these nonrecurring payments have been made in fiscal 1994. Partially offsetting the effect of the nonrecurring restructuring payments was the increase in earnings in the current fiscal year. See "Results of Operations."

     Cash used by the Company's investing activities was $6.2 million lower in the current fiscal year as compared to the prior fiscal year, primarily as a result of the fiscal 1993 purchase of the new corporate headquarters facility. The Company continues to develop new stores and remodel existing locations, the capital expenditures for which are being financed primarily by cash generated from operations and mortgage and equipment financing. In addition, in order to accelerate the development of new super pumper stores, the Company may sell and leaseback certain of its existing super pumper locations and may in the future lease, or sell and leaseback, the real estate of new super pumper locations. Additionally, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $16.0 million to $20.0 million in the aggregate through December, 1998, which cost could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance. The Company has also initiated a program to install in all stores within three years a point-of-sale (POS) system designed to provide more accurate and timely information regarding store operations and to decrease administrative overhead. The cost of the POS system, including new cash registers and personal computers, is currently estimated to be approximately $7.0 million to $9.0 million, and is anticipated to be funded by equipment financing. The ultimate amount of discretionary capital expenditures that the Company will incur in the future will be determined by the available sources of funds, including, but not limited to, those described above.

     During the past three fiscal years, the total number of store locations has fluctuated as follows:

                                        1994    1993    1992
      ------------------------------------------------------
      Number of stores:
      At beginning of year...........  1,079   1,134   1,190
      Opened or acquired
       during year...................      4       6       6

      Closed or sold during
       year..........................    (61)    (61)    (62)

      ------------------------------------------------------
      At end of year.................  1,022   1,079   1,134
      ------------------------------------------------------

The decrease in the overall number of stores is due to the continual closing and/or sale of locations whose performance was deemed to be inadequate, which closings generally occur at the expiration of their lease terms in order to minimize the cost to close.

     Subsequent to year end, the Company issued $75.0 million principal amount of 10.25% senior subordinated notes (the "Notes") due March 15, 2004 (see Note 4 to Consolidated Financial Statements). The proceeds from the sale of the Notes, net of estimated offering expenses of $2.6 million, were used to repay the entire outstanding indebtedness under a previous bank term loan and a bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures. Excess proceeds of approximately $11.0 million realized from the sale of the Notes will provide funds for general corporate and working capital purposes. The Company issued the Notes in order to facilitate future growth and to improve the Company's financial and operating flexibility by significantly reducing the Company's near-term debt amortization requirements. The Company's maturities on long-term debt for the next five fiscal years, based on the debt structure in place as of January 29, 1994, as well as after giving effect to the sale of the Notes and the application of the proceeds therefrom are as follows:

                                    AS OF 1-29-94
                             ------------------------------
                                                 ACTUAL
        FISCAL                                     AS
         YEAR                   ACTUAL          ADJUSTED
       ---------             -------------    -------------

       1995.................  $ 8,071,000        $3,071,000/a/
       1996.................   17,996,000         1,746,000
       1997.................   22,160,000           810,000
       1998.................    6,038,000           788,000
       1999.................    6,860,000         1,610,000
                              ------------       ----------
       TOTAL................  $61,125,000        $8,025,000
                              ============       ==========

- - -----------

/a/ Includes $2.0 million paid on February 28, 1994 under the terms of the Company's previous credit facility.

     In addition to cash flow from operations, potential mortgage, equipment and other financing and the available net proceeds from the sale of the Notes, the Company's sources of liquidity include borrowing availability under a new senior credit facility entered into by the Company subsequent to year end in connection with the issuance of the Notes and the repayment of the previous bank term and revolving loans. This new facility provides for the availability of up to $30.0 million in revolving credit loans reduced by outstanding letters of credit not to exceed $15.0 million in the aggregate (see Note 4 to the Consolidated Financial Statements). As of the date of the issuance of the Notes, the Company did not have outstanding revolving credit loans under the new credit facility, but did have $11.6 million of letters of credit outstanding thereunder including, as discussed above, the letter of credit issued to secure the Company's remittance obligation to the issuer of money orders. The Company intends to utilize the new credit facility as needed for working capital and general corporate purposes, especially to address the seasonality of operations and timing of certain working capital disbursements.

RESULTS OF OPERATIONS

     FISCAL 1994 COMPARED TO FISCAL 1993

     Revenues for the fiscal year ended January 29, 1994 increased by $12.0 million or 2.1% from the prior fiscal year ended January 30, 1993. This revenue increase was due to higher revenues from the convenience store, gasoline and manufacturing and distribution areas of the Company. Convenience store revenues increased to $355.8 million in fiscal 1994 from $345.4 million in fiscal 1993. This increase was primarily due to a change in the mix of stores in the current fiscal year to include more Company operated stores and fewer franchise stores, since the Company records as revenue the gross sales of Company operated stores compared with franchise fees which are a percentage of franchise store sales. This change in store mix was a result of the Company's ongoing review and evaluation of its store base to determine whether its stores are best suited as either a Company operated or franchise location, using economic and non-economic criteria. Such transfers between Company operated and franchise stores have occurred and will continue in the ordinary course of business, and generally result in minimal transfer costs to the Company. The overall increase in the Company's convenience store revenues was partially offset by decreased revenues resulting from the closing of sixty-one underperforming stores in the current fiscal year. Although such closures had a negative impact on revenues, they did not have a material adverse effect on the results of operations (other than the initial write-off of estimated unrecoverable costs as discussed in Note 1 to the Consolidated Financial Statements), since the majority of stores closed had been operating at a loss. Additionally, comparable store sales decreased by 0.4% in fiscal 1994 as compared to fiscal 1993. This slight decrease was entirely due to the effect of the tobacco industry's cigarette price reductions, substantially all of which were passed on to the Company's customers. These cigarette price reductions lowered comparable store sales by approximately 2.0% for the current fiscal year.

     The higher gasoline revenues in fiscal 1994 resulted from an increase in total gasoline gallons sold of 9.7 million gallons. On a per location basis, average gallonage increased by approximately 7.2% in the current fiscal year as compared to the prior fiscal year. These gallonage increases were due primarily to the further development of the Company's new super pumper stores as well as the remodeling and expansion of gasoline facilities at a number of existing locations. Partially offsetting the impact of the higher gallonage on total gasoline revenues was a decrease in the average selling price of gasoline of 3.5 cents per gallon for the current fiscal year as compared to the prior fiscal year.

     Manufacturing and distribution revenues increased in the current fiscal year due to the introduction of new business, which began during the second quarter of the prior fiscal year. The new business includes the sale of ice cream to an external distributor as well as the distribution of new product lines, including cigarettes and candy, to stores in certain marketing areas of the Company.

     Income from operations increased by $8.6 million in fiscal 1994 as compared to fiscal 1993, due primarily to a $5.2 million nonrecurring charge in the prior fiscal year for restructuring expenses related to the downsizing and consolidation of the Company's administrative offices (see Note 12 to Consolidated Financial Statements) as well as increased income from both gasoline and convenience store operations in the current fiscal year.

     Income from gasoline operations increased due to the favorable impact of the higher gasoline gallons described above, combined with an increase in gasoline gross margins in fiscal 1994 as compared to fiscal 1993. Additionally, the Company incurred lower operating costs in the current fiscal year related to compliance with environmental regulations, reflecting a reduction in the expenses associated with the remediation of the Company's gasoline locations after considering expected reimbursements of a portion of total remediation costs from various state environmental trust funds. Such remediation costs are incurred in the ordinary course of business and can fluctuate significantly from year to year.

     Income from convenience store operations increased in the current fiscal year due to improved product gross margins as well as higher lottery and money order commissions. The increased product gross margins resulted, in part, from a reduction in costs associated with the Company's last-in, first-out (LIFO) inventory valuation method. This reduction in the LIFO provision resulted from a current year decrease in cigarette prices as discussed above, which constitutes one of the Company's major product categories. The overall increase in product margins for the current fiscal year was partially offset by a lower level of marketing allowances, related to monies received from vendors for specific product promotions, as compared to the prior fiscal year. Selling expenses associated with the convenience store group were increased over the prior year due, in part, to increased advertising and store maintenance expenses.

     Income from foreign consulting operations decreased primarily due to the recognition of a one-time license fee in fiscal 1993 which was earned upon the start-up of the Company's Mexican joint venture operation. Income from operations in the Company's manufacturing and distribution operation decreased in fiscal 1994 due primarily to reduced product margins resulting from an increase in raw product costs without a corresponding increase in retail dairy prices. This decrease was partially offset by increased profits realized from the new business described above.

     The overall increase in income from operations was also impacted by a decrease in administrative salaries in fiscal 1994 as compared to fiscal 1993 as a result of the corporate consolidation described above which was completed during the second half of the current fiscal year. The Company also benefitted from reduced costs in the current fiscal year related to legal and professional fees. Primarily offsetting these administrative expense decreases were higher costs in the current fiscal year for management bonuses and profit sharing due to the increased earnings in the current fiscal year as well as the implementation of a new 401(k) employee benefit program. Additionally, the Company incurred higher relocation costs in the current fiscal year.

     Inflation had little effect on the Company's revenues and income from operations in fiscal years 1994 and 1993, other than the effect of the cigarette price reductions discussed above.

     The effective tax rate for the Company was a provision of 42% for the current fiscal year as compared to a benefit of 40% for fiscal 1993 (See Note 6 to the Consolidated Financial Statements). The Company provides for income taxes at the effective rate expected to be incurred for the entire year.

     Net income for fiscal 1994 was $866,000 or $.16 per share, as compared to a net loss of $6,850,000 or $1.26 per share for fiscal 1993. The Company incurred an extraordinary loss on extinguishment of debt in the current fiscal year, which reduced net income by $928,000 (See Note 4 to the Consolidated Financial Statements). Included in the net loss for the prior fiscal year was a $3,951,000 charge for the cumulative effect of a change in accounting for income taxes (See
Note 6 to the Consolidated Financial Statements). This one-time cumulative charge related to the adoption of SFAS No. 109, "Accounting for Income Taxes."

     FISCAL 1993 COMPARED TO FISCAL 1992

     Revenues for the fiscal year ended January 30, 1993 increased by $6.8 million or 1.2% from the prior fiscal year ended February 1, 1992. The higher revenues in fiscal 1993 were due to increased revenues from the Company's convenience store group as well as its gasoline and international operations, partially offset by decreased revenues from the Company's manufacturing and distribution operations.

     Convenience store revenues increased from $343.0 million in fiscal 1992 to $345.4 million in fiscal 1993. This increase was due to a change in the mix of stores in fiscal 1993 to include more Company operated stores and fewer franchise stores since the Company records as revenue the gross sales of Company operated stores compared with recording the lower franchise fees earned from franchise stores. The overall increase in the Company's convenience store revenues was partially offset by decreased revenues resulting from the closing of underperforming stores. Although such closures had a negative impact on revenues, they did not have a material adverse effect on the results of operations since the majority of stores closed had been operating at a loss. Comparable inside store sales decreased by 2.4% in fiscal 1993 as compared to fiscal 1992, due in large part to a continuing weak economy as well as adverse weather conditions, especially in the fiscal 1993 second fiscal quarter, in all of the Company's major market areas.

     The higher gasoline revenues in fiscal 1993 were attributable to an increase in total gasoline gallons sold. On a per location basis, average gallonage increased by approximately 8% in fiscal 1993 as compared to fiscal 1992. These gallonage increases were due primarily to the further development of the Company's new super pumper stores as well as the remodeling and expansion of gasoline facilities at a number of existing locations. The increased gallonage was partially offset by a decrease in the average selling price of gasoline of approximately 2.6 cents per gallon in fiscal 1993.

     Revenues from international operations were higher in fiscal 1993 due primarily to the recognition of a $450,000 one-time license fee earned upon the start up of the Company's Mexican joint venture operation. The Company will record its appropriate share of future profit and loss based upon the sales and performance of this one-third owned Mexican joint venture. However, any future earnings potential cannot be quantified at this time.

     The Company's manufacturing and distribution revenues decreased in fiscal 1993 due to reduced volume resulting from the lower number of stores as well as the overall decrease in average inside store sales, both of which are discussed above. This was partially offset by increased revenues resulting from the introduction of new business, which included the sale of ice cream to an external distributor as well as the distribution of new product lines, including cigarettes and candy, to stores in certain marketing areas of the Company.

     Income from operations decreased by $13.0 million for fiscal 1993 as compared to fiscal 1992. $5.2 million of this decrease was due to a nonrecurring charge in fiscal 1993 for restructuring expenses related to the downsizing and consolidation of the Company's administrative offices (see Note 12 to the Consolidated Financial Statements). The Company anticipates that expense reductions, including reduced salaries and benefits, travel, telecommunication costs and other office overhead costs, realized from this restructuring will approximate $2.0 million annually which should favorably impact income from operations in future fiscal years once this restructuring is completed.

     In addition to the nonrecurring charge, income from operations was also lower in fiscal 1993 due to decreases from the convenience store and manufacturing and distribution groups as well as higher other selling, general and administrative expenses. The decrease from the convenience store group resulted primarily from the reduced comparable inside store sales and an increase in store selling expenses, partially offset by improved product gross margins. The store selling expense increase resulted primarily from increased labor expense, higher medical insurance costs and certain individually large claims incurred in the Company's commercial liability and worker's compensation insurance programs. Income from operations in the Company's manufacturing and distribution operations decreased in fiscal 1993 due to reduced volume resulting from the fewer number of stores as well as reduced product margins resulting from an increase in raw product costs without a corresponding increase in retail dairy prices. This was partially offset by profits realized from the introduction of new business described above. The increase in other selling, general and administrative expenses was caused by increases in group health and commercial liability insurance expense, based on specific claims experience, as well as normal increases in administrative salaries.

     Partially offsetting the decreases in income from operations discussed above was an increase in income from international operations, resulting primarily from the recognition of the Mexican joint venture license fee discussed above. Additionally, income from operations in the Company's gasoline operations was essentially the same in fiscal 1993 as compared to fiscal 1992. The positive impact of increased gasoline gallonage described above combined with a slight increase in gasoline margins was offset by an increase in the cost of compliance with environmental regulations due primarily to remediation requirements at gasoline sites closed by the Company.

     Inflation had little effect on the Company's revenues and income from operations in fiscal years 1993 and 1992.

     Interest expense (net of interest income) decreased by $1,270,000 in fiscal 1993 primarily due to a decrease in average interest rates related to the Company's variable rate term and revolving loans under the existing credit agreement.

     The Company recorded a net loss on disposition of properties of $433,000 in fiscal 1993 compared to a net loss of $298,000 in fiscal 1992. The majority of these losses resulted from the closing of underperforming stores and the resulting write-off of abandoned fixtures, equipment and leasehold improvements.

     The effective tax rate for the Company was a benefit of 40% for fiscal 1993 as compared to a provision of 42% for fiscal 1992 (See Note 6 to the Consolidated Financial Statements).

     The Company recorded a net loss of $6,850,000, or $1.26 per share, for fiscal 1993 as compared to net income of $4,092,000 or $.75 per share, in fiscal 1992. In addition to the items discussed above, the net loss in fiscal 1993 was also partially attributable to a $3,951,000 charge for the cumulative effect of a change in accounting for income taxes (see Note 6 to the Consolidated Financial Statements). This one-time cumulative charge related to the adoption of SFAS No. 109, "Accounting for Income Taxes".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries and notes thereto, appear on Pages F-1 through F-18 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III
                                   --------

Information required by items 10, 11 and 12 (Directors and Executive Officers of the Registrant, Executive Compensation and Security Ownership of Certain Beneficial Owners and Management) is incorporated herein by reference from the sections entitled "ITEM 1. - ELECTION OF DIRECTORS - Nominees For Election As Directors", "INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS", "THE BOARD OF DIRECTORS AND ITS COMMITTEES", "OUTSTANDING STOCK AND VOTING RIGHTS", "PRINCIPAL SHAREHOLDERS", and "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its 1994 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth under "CERTAIN TRANSACTIONS" in the Company's definitive proxy statement, and is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following are filed as part of this Form 10-K:

     (1)  Financial Statements:

          For a listing of financial statements which are filed as part of this Form 10-K, see Page F-1.

                                                                     Page
                                                                   --------

     (2)  Financial Statement Schedules:

          Report of Independent Public Accountants                     25

          Schedule V - Property, Plant and Equipment                   26

          Schedule VI - Accumulated Depreciation of Property,
           Plant and Equipment                                         27

          Schedule VIII - Valuation Accounts                           28

          Schedule X - Supplementary Income Statement
           Information                                                 29

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits:

          Exhibit Number:

          (3)    Articles of Incorporation and Bylaws. The Company's Restated
                 -------------------------------------
                 Certificate of Incorporation, as amended, was filed as Exhibit
                 3.1 to the Company's Form 10-K for the fiscal year ended February 1, 1992 and is incorporated herein by reference. The Company's Bylaws, as amended, were filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended February 3, 1990, and are incorporated herein by reference.

          (4)    Instruments defining the rights of security holders, including
                 --------------------------------------------------------------
                 indentures. The instruments defining the rights of the holders
                 -----------
                 of the Company's Common Stock include the Company's Restated Certificate of Incorporation and Bylaws, filed as Exhibit 3 hereto, and those instruments filed as Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-639) dated November

                 5, 1985, which are incorporated herein by reference. The instrument defining the rights of the holders of the Company's 10.25% Senior Subordinated Notes due 2004 is the Indenture dated March 3, 1994, among the Company, Society National Bank, as trustee, and certain other parties, which is filed as
                 Exhibit 4.1 hereto.

          (10.1) Material Contracts. Credit Agreement dated as of February 25,
                 -------------------
                 1994, among the Company, Fleet Bank, National Association and Society National Bank is attached hereto as Exhibit 10.1.

          (10.2) 1985 Incentive Stock Option Plan, as amended, and form of
                 Incentive Stock Option Agreement, were filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended January 30, 1988, and are incorporated herein by reference.

          (10.3) 1983 Incentive Stock Option Plan and form of Incentive Stock
                 Option Agreement thereunder were filed as Exhibits 4.1 and 4.2, respectively, to the Company's Registration Statement on Form S-8 (File No. 33-8209) filed on August 26, 1986, and are incorporated herein by reference.

          (10.4) 1990 Stock Option Plan and forms of qualified and non-qualified stock option agreements thereunder were filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended February 2, 1991, and are incorporated hereby by reference.

          (10.5) Employment Agreement between the Company and Charles Nirenberg, dated December 5, 1991, was filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended February 1, 1992, and is incorporated herein by reference.

          (21)   Subsidiaries of the Registrant is attached hereto as Exhibit
                 21.

          (23) Consent of Arthur Andersen & Co. to the incorporation of their reports included in this Form 10-K, into the Company's previously filed Registration Statements on Forms S-8, is attached hereto as Exhibit 23.

(b)  Reports on Form 8-K

          None filed during fourth quarter.

(c)  See (3) above.

(d)  See (2) above.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 29, 1994

                      DAIRY MART CONVENIENCE STORES, INC.



By   /s/ Frank Colaccino                   By  /s/ Gregory G. Landry
     ----------------------------              --------------------------
     Frank Colaccino                           Gregory G. Landry
     President and                             Executive Vice President and
     Chief Executive Officer                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Dated:  April 29, 1994    /s/ Frank Colaccino
                          ----------------------------------------------
                          Frank Colaccino
                          President, Chief Executive Officer and
                          Director (Principal Executive Officer)



Dated:  April 29, 1994    /s/ Charles Nirenberg
                          ----------------------------------------------
                          Charles Nirenberg
                          Chairman of the Board and
                          Director



Dated:  April 29, 1994    /s/ Gregory G. Landry
                          ----------------------------------------------
                          Gregory G. Landry
                          Executive Vice President,
                          Chief Financial Officer and
                          Director (Principal Financial and Accounting Officer)

Dated:  April 29, 1994    /s/ Mitchell J. Kupperman
                          ----------------------------------------------
                          Mitchell J. Kupperman
                          Executive Vice President
                          Director



Dated:  April 29, 1994    /s/ Robert B. Stein, Jr.
                          ----------------------------------------------
                          Robert B. Stein, Jr.
                          Executive Vice President
                          Director



Dated:  April 29, 1994    /s/ Frank W. Barrett
                          ----------------------------------------------
                          Frank W. Barrett
                          Director



Dated:  April 29, 1994    /s/ Theodore W. Leed
                          ----------------------------------------------
                          Theodore W. Leed
                          Director

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
             -----------------------------------------------------

To Dairy Mart Convenience Stores, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K, and have issued our report thereon dated April 21, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN & CO.

Hartford, Connecticut
April 21, 1994

SCHEDULE V

             DAIRY MART CONVENIENCE STORES,  INC. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT

          Column A                   Column B        Column C        Column D        Column E        Column F
        ------------               ------------    ------------    ------------    ------------    ------------
                                    Balance at                                         Other        Balance at
                                    Beginning       Additions                         Changes           End
        Description                 of Period        at Cost        Retirements     Add(Deduct)      of Period
        ------------               ------------    ------------    ------------    ------------    ------------
Fiscal year end February 1, 1992
   Land and improvements           $ 10,211,250    $  1,377,498    $  (112,170)    $          -    $ 11,476,578
   Buildings and leaseholds          42,206,298       3,484,100       (847,781)               -      44,842,617
   Equipment                         60,186,906       7,866,648     (3,423,761)               -      64,629,793
   Property under capital leases      7,048,864         218,635              -                -       7,267,499
                                   ------------    ------------    ------------    ------------    ------------
                                   $119,653,318    $ 12,946,881    $(4,383,712)    $          -    $128,216,487
                                   ============    ============    ============    ============    ============

Fiscal year end January 30, 1993
   Land and improvements           $ 11,476,578    $  2,717,987    $   (61,000)    $          -    $ 14,133,565
   Buildings and leaseholds          44,842,617       5,397,704       (659,470)       2,078,518(a)   51,659,369
   Equipment                         64,629,793       9,876,728     (3,315,520)               -      71,191,001
   Property under capital leases      7,267,499               -              -                -       7,267,499
                                   ------------    ------------    ------------    ------------    ------------
                                   $128,216,487    $ 17,992,419    $(4,035,990)    $  2,078,518    $144,251,434
                                   ============    ============    ============    ============    ============

Fiscal year end January 29, 1994
   Land and improvements           $ 14,133,565    $  1,027,096    $   (64,823)    $    102,877    $ 15,198,715
   Buildings and leaseholds          51,659,369       4,450,395     (2,048,753)         169,660      54,230,671
   Equipment                         71,191,001       8,271,404     (4,043,753)               -      75,418,652
   Property under capital leases      7,267,499         329,949       (692,044)               -       6,905,404
                                   ------------    ------------    ------------    ------------    ------------
                                   $144,251,434    $ 14,078,844    $(6,849,373)    $    272,537    $151,753,442
                                   ============    ============    ============    ============    ============

   (a) Represents an adjustment to the carrying value of buildings due to a change in accounting for income taxes (See Note 6 of Notes to Consolidated Financial Statements).

SCHEDULE VI

            DAIRY MART CONVENIENCE STORES,  INC. AND SUBSIDIARIES
          ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

        Column A                     Column B        Column C        Column D        Column E        Column F
        --------                   ------------    ------------    -------------   -----------     -------------
                                                    Additions
                                     Balance at     Charged to                        Other        Balance at
                                     Beginning       Cost and                        Changes           End
        Description                  of Period       Expenses       Retirements    Add(Deduct)      of Period
        -----------                ------------    ------------    -------------   -----------     ------------
Fiscal year end February 1, 1992
   Land and improvements            $     94,044   $     40,234    $     (1,750)   $        -      $    132,528
   Buildings and leaseholds            9,918,389      2,096,685        (426,928)            -        11,588,146
   Equipment                          21,192,661      7,483,859      (2,422,706)            -        26,253,814
   Property under capital leases       2,647,468      1,156,522               -             -         3,803,990
                                   ------------    ------------    -------------   -----------     ------------
                                   $ 33,852,562    $ 10,777,300    $ (2,851,384)   $        -      $ 41,778,478
                                   ============    ============    =============   ============    ============

Fiscal year end January 30, 1993
   Land and improvements           $    132,528    $     58,617    $     (9,234)   $        -      $    181,911
   Buildings and leaseholds          11,588,146       2,546,574      (1,016,073)      642,359(a)     13,761,006
   Equipment                         26,253,814       7,118,095        (974,084)            -        32,397,825
   Property under capital leases      3,803,990       1,030,102              -              -         4,834,092
                                   ------------    ------------    -------------   -----------     ------------
                                   $ 41,778,478    $ 10,753,388    $ (1,999,391)   $  642,359      $ 51,174,834
                                   ============    ============    =============   ============    ============

Fiscal year end January 29, 1994
   Land and improvements           $    181,911    $     57,624    $       (409)   $        -      $    239,126
   Buildings and leaseholds          13,761,006       1,982,829        (911,092)      (55,573)       14,777,170
   Equipment                         32,397,825       8,004,721      (2,584,373)            -        37,818,173
   Property under capital leases      4,834,092       1,002,326        (691,384)            -         5,145,034
                                   ------------    ------------    -------------   -----------     ------------
                                   $ 51,174,834    $ 11,047,500    $ (4,187,258)   $  (55,573)     $ 57,979,503
                                   ============    ============    =============   ============    ============

   (a) Represents an adjustment to the carrying value of buildings due to a change in accounting for income taxes (See Note 6 of Notes to Consolidated Financial Statements).

SCHEDULE VIII

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                              VALUATION ACCOUNTS

              Column A                        Column B              Column C              Column D        Column E
- - --------------------------------------       ----------    -------------------------    ------------    ------------
                                                                   Additions
                                                           -------------------------
                                             Balance at    Charged to                    Deductions      Balance at
                                             Beginning     Costs and     Other and        Accounts         End of
             Description                     of Period      Expenses     Recoveries      Written off       Period
- - --------------------------------------       ----------    ----------    -----------    ------------    ------------
Reserve for Doubtful Accounts:

Fiscal Year End February 1, 1992......       $  814,319    $  567,787    $  (17,997)    $  (180,686)    $  1,183,423
Fiscal Year End January 30, 1993......        1,183,423       955,220            --        (485,519)       1,653,124
Fiscal Year End January 29, 1994......        1,653,124       958,336            --        (787,283)       1,824,177

SCHEDULE  X

            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION

             Column A                                    Column B
- - -----------------------------------        ------------------------------------

               Item                           Charged to Costs and Expenses
                                           ------------------------------------

                                               1994        1993        1992
                                           ------------------------------------

Maintenance and Repairs                     $9,538,625  $9,167,333  $8,902,331

Taxes other than payroll and income taxes  $32,587,727 $27,082,748 $24,346,314

Royalties, advertising and amortization of intangible assets are not set forth inasmuch as each such item does not exceed 1% of revenues as shown in the related consolidated statements of operations.

Taxes other than payroll and income taxes include excise taxes collected from customers on retail gasoline sales.

                      DAIRY MART CONVENIENCE STORES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                       Form 10-K
                                                                         Page
                                                                       ---------

         Report of Independent Public Accountants                        F-2

         Consolidated Statements of Operations and Retained
           Earnings for the Fiscal Years Ended January 29, 1994,
           January 30, 1993 and February 1, 1992                         F-3

         Consolidated Balance Sheets as of January 29, 1994
           and January 30, 1993                                          F-4

         Consolidated Statements of Cash Flows for the Fiscal
           Years Ended January 29, 1994, January 30, 1993
           and February 1, 1992                                          F-5

         Notes to Consolidated Financial Statements for the
           Fiscal Years Ended January 29, 1994, January 30, 1993
           and February 1, 1992                                      F-6 to F-18

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Stockholders and the Board of Directors of

     Dairy Mart Convenience Stores, Inc.:



We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dairy Mart Convenience Stores, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN & CO.

Hartford, Connecticut
April 21, 1994

Consolidated Statements of Operations and Retained Earnings
                           Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - -------------------------------------------------------------------------------

For the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992

- - ----------------------------------------------------------------------------------------------------
                                                                        1994      1993      1992
- - ----------------------------------------------------------------------------------------------------
                                                             (in thousands, except per share amounts)
Net Sales of the Company, its Subsidiaries and Franchises......... $ 760,551  $773,766   $794,758
====================================================================================================

Revenues.......................................................... $ 590,751  $578,767   $571,980

Cost of goods sold and expenses:

     Cost of goods sold...........................................   430,254   425,180    415,981
     Selling, general and administrative expenses.................   150,006   151,742    141,201
- - ----------------------------------------------------------------------------------------------------
         Income from operations...................................    10,491     1,845     14,798

Interest expense..................................................    (7,644)   (7,456)    (8,260)
Interest income...................................................       749     1,247        781
Loss on disposition of properties, net............................      (494)     (433)      (298)
- - -----------------------------------------------------------------------------------------------------
         Income (loss) before income taxes, extraordinary item
              and cumulative effect of accounting change..........     3,102    (4,797)     7,021

(Provision for) benefit from income taxes.........................    (1,308)    1,898     (2,929)
- - -----------------------------------------------------------------------------------------------------
         Income (loss) before extraordinary item and cumulative
              effect of accounting change.........................     1,794    (2,899)     4,092

Extraordinary loss on extinguishment of debt (net of income
              tax benefit of $677)............................          (928)        -          -
- - -----------------------------------------------------------------------------------------------------
         Income (loss) before cumulative effect of accounting
            change................................................       866    (2,899)     4,092
Cumulative effect of change in accounting for income taxes........         -    (3,951)         -
- - -----------------------------------------------------------------------------------------------------

         Net income (loss)........................................ $     866  $ (6,850)  $  4,092
=====================================================================================================

Earnings (loss) per share:
         Before extraordinary item and cumulative effect of
            accounting change..................................... $     .33  $   (.53)  $    .75
         Extraordinary loss on extinguishment of debt.............      (.17)        -          -
         Cumulative effect of change in accounting for income
         taxes....................................................         -      (.73)         -
- - -----------------------------------------------------------------------------------------------------
Earnings (loss) per share......................................... $     .16  $  (1.26)  $    .75
=====================================================================================================

Retained earnings, beginning of year.............................. $  10,463  $ 17,313   $ 13,221
Net income (loss).................................................       866    (6,850)     4,092
- - -----------------------------------------------------------------------------------------------------
Retained earnings, end of year.................................... $  11,329  $ 10,463   $ 17,313
=====================================================================================================

Note:  Excise taxes approximating $29,209,000, $23,855,000 and $21,230,000 collected from customers on retail gasoline sales are included in Revenues and Cost of goods sold for fiscal years 1994, 1993 and 1992, respectively.

       The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets                                                 Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------------------------------------------------------
January 29, 1994 and January 30, 1993                                                                      1994      1993
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (in thousands, except
                                                                                                             share amounts)
    Assets
    Current Assets:
        Cash................................................................................................$   6,632 $   6,483
        Accounts and notes receivable.......................................................................   11,770    11,700
        Inventory...........................................................................................   26,269    26,857
        Prepaid expenses and other current assets...........................................................    2,013     1,993
        Deferred income taxes...............................................................................    2,098     4,045
                                                                                                              ------------------

           Total current assets.............................................................................   48,782    51,078
                                                                                                              ------------------


    Property and Equipment:
        Land and improvements...............................................................................   15,199    14,134
        Buildings and leaseholds............................................................................   54,231    51,659
        Equipment...........................................................................................   75,418    71,191
                                                                                                              ------------------

                                                                                                              144,848   136,984
        Less -- Accumulated depreciation....................................................................   52,834    46,341
                                                                                                             ------------------

           Net property and equipment.......................................................................   92,014    90,643
                                                                                                             ------------------


    Property Under Capital Leases, net of accumulated amortization of $5,145 and $4,834.....................    1,760     2,433
                                                                                                              ------------------


    Other Assets:
        Goodwill, net of accumulated amortization of $2,864 and $2,509......................................   10,961    11,316
        Franchise and operating rights, net of accumulated amortization of $2,488 and $2,135................    7,656     8,009
        Notes receivable....................................................................................    2,267     3,607
        Other...............................................................................................    6,002     8,092
                                                                                                              ------------------

           Total other assets...............................................................................   26,886    31,024
                                                                                                              ------------------

     Total assets...........................................................................................$ 169,442 $ 175,178
                                                                                                              ==================



    Liabilities and Stockholders' Equity
    Current Liabilities:
       Current portion of long-term debt....................................................................$   3,071 $   7,803
       Current portion of capital lease obligations.........................................................    1,038     1,087
       Accounts payable.....................................................................................   29,461    27,768
       Accrued expenses.....................................................................................   15,360    14,230
       Accrued restructuring expenses.......................................................................      367     5,200
                                                                                                              ------------------
           Total current liabilities........................................................................   49,297    56,088
                                                                                                              ------------------


    Long-Term Debt, less current portion above..............................................................   71,604    69,645
                                                                                                              ------------------
    Capital Lease Obligations, less current portion above...................................................    1,630     2,500
                                                                                                              ------------------

    Other Liabilities and Deferred Credits..................................................................    6,222     5,352
                                                                                                              ------------------

    Deferred Income Taxes...................................................................................    6,819     8,861
                                                                                                              ------------------

    Commitments and Contingencies (Note 11)
    Stockholders' Equity:
       Class A Common Stock, par value $.01, 20,000,000 shares authorized, 3,268,729 and 3,173,802 issued...       33        32
       Class B Common Stock, par value $.01, 10,000,000 shares authorized, 2,956,015 and 2,971,318 issued...       30        30
       Paid-in capital in excess of par value...............................................................   27,483    27,212
       Retained earnings....................................................................................   11,329    10,463
       Treasury stock, at cost..............................................................................   (5,005)   (5,005)
                                                                                                              ------------------
           Total stockholders' equity.......................................................................   33,870    32,732
                                                                                                              ------------------
     Total liabilities and stockholders' equity.............................................................$ 169,442  $175,178
                                                                                                              ==================

     The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows                                 Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------------------------------------------------
For the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992

- - --------------------------------------------------------------------------------------------------------------------------
                                                                                              1994       1993       1992
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Cash flows from operating activities:
  Net Income (loss) ..................................................................... $     866  $  (6,850) $   4,092
  Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary Item ................................................................       928          -          -
      Cumulative effect of change in accounting for income taxes.........................         -      3,951          -
      Depreciation and amortization......................................................    12,900     13,664     13,571
      (Decrease) increase in deferred income taxes.......................................       (95)    (3,647)     1,231
      Decrease in store fixed assets resulting from franchising activities...............        65          -        679
      Loss on other disposition of properties, net.......................................       494        433        298
      (Increase) decrease in accounts and notes receivable...............................      (152)     1,438     (3,377)
      Decrease (increase) in inventory...................................................       588     (2,726)     2,244
      Increase (decrease) in accounts payable............................................       932      2,286     (4,360)
      (Decrease) increase in accrued restructuring.......................................    (4,833)     5,200          -
      Decrease (increase) in other current assets and liabilities, net...................     1,787      1,090     (2,107)
      Increase (decrease) in other noncurrent liabilities and deferred credits...........       870      1,147        (24)
- - --------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities................................................    14,350     15,986     12,247
- - --------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment.....................................................   (13,749)   (17,992)   (12,521)
  Proceeds from sale of property and equipment...........................................     1,860      1,603        623
  Increase in long-term notes receivable.................................................      (291)    (1,057)    (1,791)
  Proceeds from long-term notes receivable...............................................     1,631      2,074      1,042
  Decrease (increase) in intangibles and other assets....................................        15     (1,383)    (1,116)
- - --------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities....................................................   (10,534)   (16,755)   (13,763)
- - --------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of term debt.................................................................    (7,000)    (4,000)    (2,000)
  Increase in revolving loan, net........................................................       300      5,400      2,900
  Additional long-term debt .............................................................     4,915      2,327      1,736
  Repayment of other long-term debt and capital lease obligations........................    (2,154)    (1,811)    (1,881)
  Repurchase of subordinated debentures..................................................         -          -       (380)
  Increases in common stock and paid-in capital..........................................       272        482        166
- - --------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities......................................    (3,667)     2,398        541
- - --------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash..............................................................       149      1,629       (975)
Cash at beginning of year................................................................     6,483      4,854      5,829
- - --------------------------------------------------------------------------------------------------------------------------
Cash at end of year...................................................................... $   6,632  $   6,483  $   4,854
==========================================================================================================================
Supplemental disclosures:
Cash paid during the year --
  Interest............................................................................... $   7,700  $   7,191  $   8,064
  Income taxes...........................................................................     1,199      1,535      2,453
Noncash investing and financing activities --
  Capital lease obligations..............................................................       330          -        168
  Investment in Mexican Joint Venture....................................................         -        500          -
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes To Consolidated Financial Statements   Dairy Mart Convenience Stores, Inc.
                                              and Subsidiaries
- - -------------------------------------------------------------------------------
January 29, 1994, January 30, 1993 and February 1, 1992

- - -------------------------------------------------------------------------------
1.  Significant     Corporate organization and consolidation--The accompanying
    Accounting      financial statements include the accounts of Dairy Mart
    Policies:       Convenience Stores, Inc. and its subsidiaries (the
                    Company). All intercompany transactions have been
                    eliminated.

                    Nature of business--The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline. The Company also manufactures and distributes certain dairy and other products for sale at the majority of these locations.

                    Fiscal year--The Company's fiscal year ends on the Saturday closest to January 31.

                    Inventory--Store and manufacturing and distribution inventory is stated primarily at the lower of last-in, first-out (LIFO) cost or market. Gasoline inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

                    Property and depreciation--Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:

                    ------------------------------------------------------------
                    Buildings.....................................30-40 years
                    ------------------------------------------------------------
                    Equipment......................................5-20 years
                    ------------------------------------------------------------

                    Leaseholds are depreciated primarily over 10 years or the life of the lease.

                    Goodwill and franchise and operating rights--Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over a period of 40 years. Franchise and operating rights represent the value of franchise relationships purchased in connection with past acquisitions and are being amortized on a straight-line basis over 40 years. The Company assesses the recoverability of these intangibles by determining whether the amortization of the goodwill and franchise and operating rights over the remaining lives can be recovered through projected future operating results. At this time, the Company is profitable, and expects full recoverability. Therefore, it is the Company's belief that no impairment of goodwill and franchise and operating rights has occurred.

                    Income taxes--Effective February 2, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using the deferral method as required by Accounting Principles Board Opinion No. 11.

                    Self insurance reserves--The Company is self-insured for certain property and liability, and accident and health insurance risks and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserve specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of January 29, 1994 and January 30, 1993, the Company has established reserves for these risks of $6,696,000 and $6,231,000, respectively, which are recorded on a present value basis using a discount rate of 8%. The Company is considering changing its method of accounting to discount these reserves at a risk free rate of return. The cumulative effect of this change in accounting method, if adopted as of January 29, 1994, would have been a charge of approximately $700,000.

                    Revenue recognition--The Company recognizes revenues as earned, including franchise revenues. Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Net Sales of the Company, its Subsidiaries and Franchises is comprised of the Company's revenues plus store sales of franchise locations and excludes related franchise fees.

                    Store preopening and closing costs--Expenditures of a non-capital nature associated with opening a new store are expensed as incurred. At the time the decision is made to close a store, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for the present value of future lease obligations, less estimated sub-rental income.

                    Earnings per share--Earnings per share have been calculated based on the weighted average number of shares outstanding and the effect of stock options, if dilutive, during each period. The number of shares used in the calculations for earnings per share were 5,532,201, 5,422,971 and 5,467,514 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

                    Reclassifications--Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------

2.  Accounts and       A summary of accounts and notes receivable as of January
    Notes Receivable:  29, 1994 and January 30, 1993 is as follows:

                       ----------------------------------------------------------------------------------
                                                                                          1994      1993
                       ----------------------------------------------------------------------------------
                                                                                          (in thousands)
                       Franchise accounts receivable.................................. $  5,017   $ 4,614
                       Franchise notes receivable.....................................    2,476     3,967
                       Marketing allowances and other.................................    8,368     8,379
                       ----------------------------------------------------------------------------------
                                                                                         15,861    16,960
                       Less allowance for doubtful accounts and notes.................    1,824     1,653
                       ----------------------------------------------------------------------------------
                       Net accounts and notes receivable..............................   14,037    15,307
                       Less noncurrent notes receivable...............................    2,267     3,607
                       ----------------------------------------------------------------------------------
                       Current accounts and notes receivable.......................... $ 11,770  $ 11,700
                       ==================================================================================

                       The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables. The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of January 29, 1994, the fair value of the noncurrent notes receivable exceeds the carrying value of $2,267,000 by approximately $400,000. As of January 30, 1993, the carrying amount of the noncurrent notes receivable of $3,607,000 approximated the fair value.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------

3.  Inventory:      A summary of inventory as of January 29, 1994, January 30,
                    1993 and February 1, 1992 is as follows:

- - -----------------------------------------------------------------------------------
                                                           1994     1993     1992
- - -----------------------------------------------------------------------------------
                                                                (in thousands)
Inventory valued at FIFO cost............................ $30,852  $32,265 $28,781
LIFO reserve.............................................  (4,583)  (5,408) (4,650)
- - -----------------------------------------------------------------------------------

Inventory primarily valued at LIFO cost.................. $26,269  $26,857 $24,131
===================================================================================


The LIFO reserve reflects the difference between stating the inventory at historical LIFO cost and the more current FIFO cost. Had the FIFO method been used, cost of goods sold would have been increased by $825,000 in 1994 and decreased by $758,000 and $470,000 in 1993 and 1992, respectively. Earnings per share would have been decreased by $.09 in 1994, and increased by $.05 in 1992 and loss per share would have been reduced by $.08 in 1993, had the FIFO method been used.

During 1994, the Company liquidated certain LIFO inventory that was carried at higher costs prevailing in prior years. The effect of the liquidation was to decrease net income by approximately $45,000 ($.01 per share). During 1993 and 1992, the Company liquidated certain LIFO inventory that was carried at lower costs prevailing in prior years. The effect of the liquidation was to decrease net loss by approximately $60,000 ($.01 per share) in 1993 and increase net income by $61,000 ($.01 per share) in 1992.

                           Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - -------------------------------------------------------------------------------

4. Long-Term Debt:   The Company had the following long-term debt at January 29,
                     1994 and on a pro forma basis after giving effect to the issuance of the Senior Subordinated Notes and the application of the proceeds therefrom, subsequent to year end, as described below:


                      -------------------------------------------------------------------------------------------------------------
                                                                   Interest     Maturity          January 29,1994      Pro Forma
                                                                                          --------------------------
                                                                     Rate     (Fiscal Year)  Current Long-Term  Total     Total
                      -------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
                      Subordinated debentures....................   14.25%     1996-2001      $    -   $27,183  $27,183  $     -
                      Bank term loan............................. Prime+1/4%   1995-1997       2,000    20,000   22,000        -
                      Bank revolving loan........................ Prime+1/4%      1997             -    12,100   12,100        -
                      Real estate mortgage notes payable.........6.25%-12.0%   1995-2012         268     5,933    6,201    6,201
                      Small Business Administration debentures... 7.9%-10.7%   1996-2002           -     4,220    4,220    4,220
                      Equipment financing........................   Various    1996-2000         803     2,168    2,971    2,971
                      Senior Subordinated Notes..................   10.25%        2005             -         -        -   75,000
                      New bank revolving loan.................... Prime+1/4%      1998             -         -        -        -
                      -------------------------------------------------------------------------------------------------------------
                                                                                              $3,071   $71,604  $74,675  $88,392
                      =============================================================================================================

                 Subsequent to year end, the Company issued $75,000,000 principal amount of 10.25% senior subordinated notes (the "Notes") due March 15, 2004. The proceeds received from the sale of the Notes, net of estimated offering costs of $2,600,000, were used to repay the entire outstanding indebtedness under the previous bank term loan and bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures due November, 2000. In connection with this transaction, the Company paid a premium of 2.8%, or $761,000, related to the redemption of the 14.25% subordinated debentures and recorded a charge of $844,000 representing the write-off of the remaining deferred financing costs related to the indebtedness repaid. At January 29, 1994, the Company accounted for the total of the premium paid and the charge for deferred financing costs as an extraordinary loss of $928,000, net of related income tax benefit.

                 The Notes are redeemable, at the option of the Company, after March 15, 1999 at rates starting at 104.75% of principal amount reduced annually through March 15, 2002 at which time they become redeemable at 100% of principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company and its subsidiaries, the incurrence of additional indebtedness and new operating lease obligations by the Company or any of its subsidiaries, and certain mergers, consolidations and dispositions of assets. Additionally, according to the terms of the Notes, if a change of control occurs, as defined, each holder of Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof.

                 In connection with the sale of the Notes and the repayment of the indebtedness referred to above, the Company entered into a senior revolving credit facility with a group of banks which provides for the availability of up to $30,000,000 in revolving credit loans reduced by outstanding letters of credit not to exceed $15,000,000 in the aggregate. The outstanding balance, if any, is due and payable on March 1, 1997; however, provided no default exists under this new credit agreement, the Company may extend such due date for up to two additional one-year periods, with the consent of the lenders. Revolving credit loans under the credit agreement bear interest, at the Company's option, at the agent bank's prime rate plus 1/4% or from 2.00% to 2.50% above LIBOR. The credit agreement also provides for a commitment fee of 1/2% on any unused portion of the revolving credit facility. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: earnings before interest expense, rent and taxes to interest expense and rent; earnings before interest expense, taxes, depreciation and amortization (EBITDA) less capital expenditures paid in cash to interest expense; indebtedness to EBITDA; as well as the maintenance of a minimum net worth. In connection with the credit agreement, the Company pledged as collateral capital stock of certain subsidiary corporations of the Company, as well as any loans between the Company and its subsidiaries.

                 The Company is limited in the amount of cash dividends that it may pay and the amount of capital stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the senior revolving credit facility and Notes. As of January 29, 1994, taking into account such limitations, the Company would have been able to pay approximately $1,100,000 in cash dividends in the aggregate.

                 As of January 29, 1994 and January 30, 1993, the fair value of the bank term loan, bank revolving loan, real estate mortgage notes payable and Small Business Administration debentures approximated the carrying amount. As of January 29, 1994 and January 30, 1993, the fair value of the 14.25% subordinated debentures was approximately $27,900,000 and $28,300,000, respectively.

                 Maturities on long-term debt for the next five years, as of January 29, 1994 after giving effect to the issuance of the Notes and the application of the proceeds therefrom, are as follows:

                 ------------------------------------------------------------------------------------------------------------------
                                                                                                           January 29,
                 Fiscal Year                                                                                  1994
                 ------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
                 1995                                                                                          $3,071
                 1996                                                                                           1,746
                 1997                                                                                             810
                 1998                                                                                             788
                 1999                                                                                           1,610
                 ------------------------------------------------------------------------------------------------------------------

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
5. Leases: The Company leases operating properties, including store locations and office space, under various lease agreements expiring through
           2015. Certain of these locations are sublet to the Company's franchisees.

           A summary of future minimum lease payments and sublease receipts at January 29, 1994 is as follows:

           --------------------------------------------------------------------------------------------------------
                                                                                                          Net
                                                                        Capital   Operating  Operating   Operating
           Payable/Receivable in Fiscal Year Ending                     Leases     Leases    Subleases    Leases
           --------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
           1995.......................................................  $1,202     $13,517     $3,460     $10,057
           1996.......................................................     452      10,454      2,599       7,855
           1997.......................................................     423       7,797      1,883       5,914
           1998.......................................................     364       5,311      1,373       3,938
           1999.......................................................     267       3,022        793       2,229
           Thereafter.................................................     736       6,705        218       6,487
           ----------------------------------------------------------------------------------------------------------
           Total minimum..............................................   3,444     $46,806    $10,326     $36,480
                                                                                  ===================================
           Less amounts representing interest and executory costs.....     776
           -------------------------------------------------------------------
           Present value of minimum lease payments....................  $2,668
           ===================================================================

           Rental expense for all operating leases was as follows:
           ----------------------------------------------------------------------------------------------------------
                                                                                    1994       1993       1992
           ----------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
           Leases............................................................      $14,803    $15,573     $15,579
           Less subleases....................................................        4,396      4,659       4,656
           ----------------------------------------------------------------------------------------------------------
           Net...............................................................      $10,407    $10,914     $10,923
           ==========================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
6.  Federal and State  The Company adopted the provisions of SFAS No. 109
    Income Taxes:      effective February 2, 1992 and recorded a charge in
                       fiscal 1993 of $3,951,000 which decreased earnings per
                       share by $.73 for the cumulative effect of this change in
                       accounting principle. The Company also adjusted the
                       carrying value of certain assets and recorded additional
                       depreciation and amortization expense of $452,000 in
                       fiscal 1993 as a result of this change.

                       The provision for (benefit from) income taxes for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 was as follows:

                       ---------------------------------------------------------------------------------
                                                                                1994     1993     1992
                       ---------------------------------------------------------------------------------
                                                                                     (in thousands)
                       Current provision
                         Federal............................................... $ 188   $ 1,309   $1,215
                         State and local.......................................   447       440      483
                       ---------------------------------------------------------------------------------
                           Total current provision.............................   635     1,749    1,698
                       ---------------------------------------------------------------------------------
                       Deferred (benefit) provision
                         Federal...............................................  (115)   (3,118)     930
                         State and local.......................................   111      (529)     301
                       ---------------------------------------------------------------------------------
                           Total deferred (benefit) provision..................    (4)   (3,647)   1,231
                       ---------------------------------------------------------------------------------
                       Total provision (benefit)............................... $ 631   $(1,898)  $2,929
                       =================================================================================

                       The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. These minimum taxes are included in the provision for (benefit from) state income taxes. In addition, the Company records a reduction in the provision for income taxes for the benefit to be realized from targeted jobs credits in the year in which they arise. A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

                       --------------------------------------------------------------------------------
                                                                             Percent of Pretax Income
                       --------------------------------------------------------------------------------
                                                                                1994      1993     1992
                       --------------------------------------------------------------------------------
                       Statutory federal income tax rate......................    34 %     (34)%    34%
                       Increase (decrease) from:
                         State income tax provision (benefit), net of federal
                          tax effect..........................................    24        (1)      7
                         Nondeductible depreciation and amortization of
                          acquired assets.....................................     8         2       4
                         Targeted jobs credit.................................   (27)       (7)     (3)
                         Other................................................     3         -       -
                       --------------------------------------------------------------------------------
                       Effective income tax rate..............................    42 %     (40)%    42%
                       ================================================================================

                           Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - -------------------------------------------------------------------------------

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) as of January 29, 1994 and January 30, 1993 were as follows:

- - --------------------------------------------------------------------------------
                                                               1994       1993
- - --------------------------------------------------------------------------------
                                                                 (in thousands)
Capitalized leases.........................................$     269  $     306
Depreciation and amortization..............................  (12,142)   (11,474)
Vacation accrual...........................................      314        402
Inventory (LIFO)...........................................   (1,622)    (1,628)
Reserve for asset valuations...............................      982        677
Insurance reserves not deductible for tax purposes.........    1,245      1,586
Income deferred for financial statement purposes...........      955        842
Reserve for closed stores and renovations..................      613        667
Accrued restructuring expenses.............................      149      2,111
Tax credit and state net operating loss carryforwards......    3,581      1,883
Loss on extinguishment of debt.............................      677         --
Other......................................................      258       (188)
- - --------------------------------------------------------------------------------
Net deferred tax liability.................................$  (4,721) $  (4,816)
================================================================================

As of January 29, 1994, the Company had alternative minimum tax credits aggregating $1,015,000 which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. In addition, the Company had $2,077,000 of targeted jobs credit carryforwards that expire from fiscal 2006 to 2009 and $179,000 of foreign tax credit carryforwards that expire in fiscal 1999. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of January 29, 1994, the Company had net operating loss carryforwards for state income tax purposes of $4,706,000 which expire, if unused, from fiscal 1995 to 2008. No valuation allowance for deferred tax assets was provided as of January 29, 1994 and January 30, 1993.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
7.  Capital Stock:  An analysis of the capital stock accounts is as follows:
                    ------------------------------------------------------------

                                                                      Common Stock
                                                          ------------------------------------------
                                                          Class A shares   Class B shares             Paid-in capital
                                                          issued at $.01   issued at $.01              in excess of
                                                           par value        par value       Amount      par value
           ----------------------------------------------------------------------------------------------------------
           Balance February 2, 1991.....................    2,368,669      2,451,335       $48,201        $26,576,593
           Employee stock options exercised.............        2,187         14,275           165             69,522
           Employee stock purchase plan.................       16,889              -           169             99,240
           Exchange of Class B shares for Class A shares      101,400       (101,400)            -                  -
           Five-for-four stock split....................      596,314        609,483        12,058            (12,058)
           Other........................................            -              -             -             (2,681)
           ----------------------------------------------------------------------------------------------------------
           Balance February 1, 1992.....................    3,085,459      2,973,693        60,593         26,730,616
           Employee stock options exercised.............       70,313              -           703            389,518
           Employee stock purchase plan.................       15,655              -           157             91,672
           Exchange of Class B shares for Class A shares        2,375         (2,375)            -                  -
           ----------------------------------------------------------------------------------------------------------
           Balance January 30, 1993.....................    3,173,802      2,971,318        61,453         27,211,806
           Employee stock options exercised.............        2,812         49,697           525            149,053
           Employee stock purchase plan.................       27,115              -           271            122,190
           Exchange of Class B shares for Class A shares       65,000        (65,000)            -                  -
           ----------------------------------------------------------------------------------------------------------
           Balance January 29, 1994.....................    3,268,729      2,956,015       $62,249        $27,483,049
           ==========================================================================================================

       Dividends may be declared and paid on Class A Common Stock without being paid on Class B Common Stock. No dividend may be paid on Class B Common Stock without equal amounts paid concurrently on Class A Common Stock. Holders of Class A Common Stock have one-tenth vote per share and are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Class A Common Stock is at least 10% of the total of all shares of Common Stock outstanding. Holders of Class B Common Stock have one vote per share. Holders of Class B Common Stock have the right to convert their shares at any time for an equivalent number of shares of Class A Common Stock.

       In June 1986, the stockholders approved an Employee Stock Purchase Plan. The plan, as amended in June, 1992, provides that employees may purchase quarterly, through payroll deductions, up to 250 shares of Class A Common Stock at 85% of the market value. Of the original 1,250,000 shares provided for under this plan, 1,089,805 shares remained available for issuance as of January 29, 1994.

       As of January 29, 1994, January 30, 1993, and February 1, 1992, the Company held 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock as treasury shares.


                                                                               Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - ------------------------------------------------------------------------------------------------------------------------------------
8. Stock Option Plan: The Company adopted Stock Option Plans in 1983, 1985 and 1990 providing for the granting to employees of up to an aggregate of 226,875 shares of Class B Common Stock and 750,000 shares of Class A Common Stock. The Company granted incentive stock options pursuant to these Plans totalling 100,500, 10,000 and 150,000 in fiscal 1994,
                      1993 and 1992, respectively. At January 29, 1994, the Company had available for grant under these Plans options to purchase 24,508 shares of Class B Common Stock and 120,938 shares of Class A Common Stock, after considering the lapse of options previously granted. In addition to the incentive stock options granted under the above Plans, the Company has granted non-qualified stock options which are not part of a specific plan. A summary of activity for all stock options during the fiscal year ended January 29, 1994 is as follows:

                 -------------------------------------------------------------------------------------------------------------------
                                                                              Net
                                                            Options         Options                   Options           Options
                    Plan or Fiscal  Stock                 Outstanding       Granted    Options      Outstanding       Exercisable
                         Year       Type    Option Price January 30, 1993   (Lapsed)   Exercised  January 29, 1994  January 29, 1994
                 -------------------------------------------------------------------------------------------------------------------
                 Incentive Stock Options:
                   1983 Plan   Class B   $3.46 to $5.50           91,508     (4,011)   (49,697)       37,800            37,800
                   1985 Plan   Class A   $6.20 to $10.75         301,500     58,250          -       359,750           252,750
                   1990 Plan   Class A   $4.60 to $7.25          219,375     (3,438)    (2,812)      213,125           120,938
                 -------------------------------------------------------------------------------------------------------------------
                      Total Incentive Stock Options              612,383     50,801    (52,509)      610,675           411,488
                 -------------------------------------------------------------------------------------------------------------------
                    Non-qualified Stock Options:

                      1986     Class B      $ 4.00                12,750          -          -        12,750            12,750
                      1987     Class A      $ 8.80                11,250     (1,250)         -        10,000            10,000
                      1991     Class A      $ 4.60                 5,000          -          -         5,000             5,000
                 -------------------------------------------------------------------------------------------------------------------
                      Total Non-qualified Stock Options           29,000     (1,250)         -        27,750            27,750
                 -------------------------------------------------------------------------------------------------------------------
                                       Total Stock Options       641,383     49,551    (52,509)      638,425           439,238
                 ===================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - ------------------------------------------------------------------------------
9.  Gasoline        A summary of gasoline operations for the years ended
      Operations:   January 29, 1994, January 30, 1993 and February 1,
                    1992 is as follows:

                    -----------------------------------------------------------------------------
                                                                     1994      1993       1992
                    -----------------------------------------------------------------------------
                                                                        (in thousands)
                    Gasoline gallons sold........................  206,365   196,703    189,625
                    Gasoline revenues............................ $217,289  $214,087   $211,152
                    Cost of gasoline sold........................  191,969   194,110    192,340
                    Depreciation.................................    2,025     1,916      1,789
                    Capital expenditures.........................      952     2,128      2,118
                    Net book value of gasoline equipment.........   11,300    12,373     12,161
                    =============================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
10. Employee      The Company provides benefits to qualified employees through a
    Benefit       defined contribution profit sharing plan. Contributions under
    Plans:        this plan are made annually in amounts determined by the
                  Company's Board of Directors. The Company recorded a provision for contributions under this plan of $100,000, $100,000 and
                  $400,000 for fiscal 1994, 1993 and 1992, respectively.

                  Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 25% of such contributions up to 6% of the employees' annual compensation. Matching contributions from the Company for fiscal 1994 were $181,000. The Company does not offer any additional postretirement and postemployment benefits to its employees.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------

11.  Commitments    At January 29, 1994, the Company is contingently liable for
     and            outstanding letters of credit amounting to $11,569,000. The
     Contingencies: Company is also contingently liable as guarantor on certain loans obtained by convenience store operators to finance the purchase of equipment and initial inventory in the approximate amount of $1,200,000 at January 29, 1994. In consideration of these guarantees, the Company participates with the lending institutions in the interest paid on these obligations which are secured by inventory and equipment owned by the convenience store operators.

                    The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. The Company accrues its estimates of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year. At January 29, 1994, the Company had recorded an accrual of $2,219,000 for such costs. The Company is entitled to reimbursements of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such funds. At January 29, 1994, the Company had recorded a reimbursement receivable of $1,227,000. Additionally, under current federal and state regulatory programs, the Company will be obligated by December, 1998 to upgrade or replace most of its existing underground storage tanks ("USTs"). The Company presently estimates that it will be required to make capital expenditures related to the upgrading or replacing of USTs ranging from approximately $16.0 million to $20.0 million in the aggregate through December, 1998, which capital expenditures could be reduced for locations which may be closed in lieu of the capital costs of compliance. The Company's estimates of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions or other unexpected circumstances.

                    In fiscal 1989, the Company entered into agreements for the wholesale supply of various grocery items to its Northeast and Midwest region stores. Under the supply agreement, the Company is obligated to annually purchase a minimum amount of merchandise for a period of ten years. The level of purchases was achieved during the first six years of the agreement and management believes it is readily achievable for the balance of the agreement. Prices to be charged by the supplier must be competitive.

                    The Company is party to an employment agreement with the Chairman of the Board of the Company for a five year term that began on February 2, 1992 and ends on January 31, 1997, unless terminated earlier. Under the employment agreement, Mr. Nirenberg receives an annual salary of $500,000, payable in installments according to the Company's normal compensation policy, plus customary fringe benefits.

                    The Company is party to a number of lawsuits which have arisen in the ordinary course of business. Management does not believe the outcome of this litigation will have a material impact on the Company's results of operations or financial position.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------

12. Nonrecurring    In March 1993, the Company announced that it was downsizing
    Charge for      and consolidating its three administrative offices into its
    Restructuring:  new Corporate headquarters facility in Enfield, Connecticut.
                    The Company historically maintained administrative offices in Enfield, Connecticut, Louisville, Kentucky and Cuyahoga
                    Falls, Ohio. In fiscal 1993, the Company recorded a nonrecurring charge of $5,200,000 primarily related to severance, relocation and other personnel related costs associated with the Company's restructuring.