Form 10-K/A
period 1994-01-29
DAIRY MART CONVENIENCE STORES INC
filed 1994-05-31
CIK 721675

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                               Amendment No. 1

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

     This Form 10-K/A Amendment No. 1 amends the Form 10-K of Dairy Mart Convenience Stores, Inc. (the "Company") filed for the fiscal year ended January 29, 1994, as follows: (i) a subsection of Item 1 has been added entitled "EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY", and Item 1 is filed in its entirety as amended; and (ii) the information required by Items 10, 11, 12 and 13 of Part III is no longer incorporated by reference from the Company's definitive proxy statement for its 1994 annual meeting of shareholders, as such proxy statement will not be filed within 120 days after the fiscal year ended January 29, 1994; the information required by such items is now set forth in full in Part III and is filed herewith.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None


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

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

  Set forth below are the Company's executive officers, directors and persons nominated for election as a director for the first time at the Company's 1994 annual meeting of shareholders. Each executive officer is appointed by the Board of Directors and serves for a one year term, and each director serves for a one year term and until the election and qualification of his successor.

Name and Age                                  Title
- - ------------                                  -----
Frank Colaccino (44)               President and Chief Executive
                                   Officer, and a Class B Director
                                   since 1988

John W. Everets, Jr. (48)          Nominee for election as a
                                   Class B Director for the
                                   first time

Mitchell J. Kupperman (42)         Executive Vice President-Human
                                   Resources, Secretary, and a
                                   Class B Director since 1988

Gregory G. Landry (36)             Executive Vice President, Chief
                                   Financial Officer, and a Class
                                   B Director since 1991

Charles Nirenberg (70)             Chairman of the Company, and a
                                   Class B Director since 1972

Robert B. Stein, Jr. (36)          Executive Vice President-Store
                                   Operations, and a Class B
                                   Director since 1992

Frank W. Barrett (54)              Class A Director since 1983

Theodore W. Leed (67)              Class A Director since 1983

David A Beckman (47)               Vice President-Operations
                                   (Midwest North Region)

Patricia A Cascarelli (41)         Vice President-Field Human Resources

Thomas A Chicoine (44)             Vice President-Manufacturing
                                   and Distribution

Edward M. Doyle (40)               Vice President-Strategic
                                   Marketing

Gregg O. Guy (45)                  Vice President-Operations
                                   (Southeast Region)

David J. Jeffco (41)               Vice President-Field Marketing

Jeffrey W. Jones (32)              Vice President-Controller

Lawrence R. Pellegrini (52)        Vice President-Real Estate and
                                   Construction

Scott A. Stein (35)                Vice President-Administration
                                   and Management Information
                                   Systems

Dennis J. Tewell (37)              Vice President-Operations
                                   (Northeast Region)

Daniel W. Wallace (45)             Vice President-Operations
                                   (Midwest Central Region)

Gregory Wozniak (46)               Vice President-Corporate
                                   Counsel

Elizabeth A Yopko (35)             Vice President-Corporate
                                   Communications

  Except as noted below, each of the executive officers of the Company has been employed by the Company for more than the last five (5) years, in areas similar to or encompassed by their current responsibilities.

  Mr. Colaccino was elected Chief Executive Officer in March 1992 and has served as President since January 1989. He joined the Company in 1976 and was named Vice President-Real Estate in 1979, and Vice President-Corporate Development in 1985. He is a Vice Chairman of the National Association of Convenience Stores' (NACS) Board of Directors and serves on the Board of Trustees for Western New England College, Springfield, Massachusetts.

  Mr. Everets has been Chairman of the Board and Chief Executive Officer of HPSC, Inc., a publicly held company which provides financing for health care equipment, since July 1993 and has been a director of HPSC, Inc. since 1983. He was Chairman of the Board of T.O. Richardson Co., Inc., a financial services company, from January 1990 until July 1993. Previously, he was Executive
Vice President of Advest, Inc., an investment banking firm from 1983 to January 1990. Mr. Everets also served as Chairman of the Board of Billings and Co., Inc., a real estate investment banking firm, and Chairman of Advest Credit Corp., both subsidiaries of Advest Group, Inc. Mr. Everets is Vice Chairman of the Connecticut Development Authority and Chairman of the Loan Committee of the Connecticut Development Authority. He is also a director of Eastern Company, a publicly held company.

  Dr. Kupperman joined the Company in 1983 as Director of Human Resources and was named Vice President-Human Resources in 1985. He was elected Executive Vice President-Human Resources and Secretary of the Company in January 1989. Prior to joining the Company, Dr. Kupperman attended the University of Connecticut where he obtained a doctoral degree in Educational Administration.

  Mr. Landry was named Executive Vice President of the Company in April 1992 and has served as Chief Financial Officer since August 1990. Mr. Landry joined the Company in October 1985 and served in various financial positions until he was named Treasurer of the Company in July 1989 and served in this capacity until April 1991. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

  Mr. Nirenberg is the founder of the Company. He served as its Chief Executive Officer and President since its formation in 1957 until January 1989, when Mr. Nirenberg resigned as President of the Company, and until March 1992, when Mr. Nirenberg resigned as Chief Executive Officer. Mr. Nirenberg continues to serve as Chairman of the Company. Additionally, Mr. Nirenberg is Dr. Kupperman's father-in-law.

  Mr. Stein was named Executive Vice President-Store Operations in April
1992. He joined the Company in 1983 and served in various positions until serving as Treasurer of the Company from January 1989 until June 1989. Subsequently, Mr. Stein served as General Manager of the Company's Midwest Region from July 1989 until March 1992. He is a member of the Ohio Association of Convenience Stores' Board of Directors.

  Mr. Barrett has served as Senior Vice President for Springfield Institution for Savings since January 1994. He previously served as Senior Vice President for Bank of Ireland First Holdings, Inc. from September 1990 to December 1993, as Senior Vice President for Connecticut National Bank from May 1990 to September 1990, and as Senior Vice President for Shawmut Bank, N.A. from January 1988 to May 1990. Mr. Barrett also served as President and Chief Executive Officer of Shawmut Home Bank in Hartford, Connecticut from April 1987 to December 1987 and prior to that was Executive Vice President for Shawmut Worcester County Bank in Worcester, Massachusetts.

  Dr. Leed has been, for more than five years, a professor (and is currently a professor emeritus) of food marketing at the University of Massachusetts and a lecturer, author and consultant to numerous companies on the subject of food merchandising. He holds a doctoral degree in agricultural economics from Ohio State University. Dr. Leed is a principal of Group 7, Inc., a management consulting company.

  Mr. Beckman was named Vice President-Operations for the Midwest North Region in January 1991. He previously held the position of Director of Operations-Midwest North Region from March 1990 to December 1990. Prior to joining the Company, Mr. Beckman had served as Vice President of Operations, Operations Manager and Zone Manager during 14 years with Stop-N-Go Foods, Inc.

  Ms. Cascarelli was named Vice President-Field Human Resources in December 1992. She joined the Company in 1973 as a store manager and has served as Vice President-Human Resources, Human Resources Director of the Southeast
Region, Human Resources Manager of the Midwest Region, and a Field
Trainer.

  Mr. Chicoine was named Vice President-Manufacturing and Distribution in
July 1989. He previously served the Company in the same capacity from 1985 to 1987. Mr. Chicoine also served in managerial capacities at Massachusetts-based dairies prior to 1982 and during a period between 1987 and 1989 before rejoining the Company. He was also Vice President-Manufacturing of the Lawson Company from 1982 to 1985. Mr. Chicoine serves on the Board of the International Dairy Food Association, and is a member of the Milk Industry Foundation, Connecticut Food Association and the Southern Association of Dairy Food Manufacturers.

  Mr. Doyle was named Vice President-Strategic Marketing in February 1993. Since joining the Company in August 1990, he has served as acting Corporate Director of Marketing and Corporate Director of Food Services. Prior to joining the Company, he served as Chief Operating Officer for 6-Twelve Convenient Mart, Inc., and Director of Beverage Programs for the Circle K Corporation.

  Mr. Guy was named Vice President-Operations for the Southeast Region in December 1992, and had served as Vice President and General Manager of the Southeast Region since December 1989. He also served as an international consultant for the Company from December 1986 through December 1988. Prior to joining the Company, Mr. Guy had served as Vice President of Operations and Corporate Vice President of Marketing for the CONNA Corporation. Mr. Guy is a member of the Board of Directors of the Kentucky Retail Federation.

  Mr. Jeffco was named Vice President-Field Marketing in February 1993. He joined the Company in December 1990 and served as Director and Vice President-Marketing for the Midwest Region. Prior to joining the Company, Mr. Jeffco served as Vice President of Merchandising and Marketing, Assistant to the Vice President of Operations, and Director of Merchandising and Marketing with Uni-Marts, Inc.

  Mr. Jones was named Vice President-Controller in October 1993. He joined the Company in February 1988 as Assistant Controller of the Southeast Region, and was later named Controller of that region. He has also served as Controller, Assistant Treasurer and Treasurer of the Company. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

  Mr. Pellegrini joined the Company in December 1992 as Vice President-Real Estate. In March 1993, he was named Vice President-Real Estate and Construction. He was formerly a partner in the consulting firm of Pellegrini & Blair in Springfield, Massachusetts and Director of Real Estate-Northeast Division for the Friendly Ice Cream Corporation.

  Mr. Stein was named Vice President-Administration and Management Information Systems (MIS) in April 1994. He joined the Company in September 1992 as Director of Store Automation, and his role was later expanded to MIS Director. Prior to joining the Company, Mr. Stein was Director-Client/Server Computing for Technology Investment Strategies Corporation. Mr. Stein also has consulting, training and systems analysis experience through former roles with Orion Group, Inc. and the Hartford Insurance Group.

  Mr. Tewell was named Vice President-Operations for the Northeast Region in September 1992. He previously served as Vice President-Store Operations for the Southeast Region. Mr. Tewell has also served in the positions of Strategic Planning Coordinator, Director of Operations, and special consultant for the Company's international operations in Europe.

  Mr. Wallace was named Vice President-Operations for the Midwest Central Region in December 1992. He had served as Director of Operations for the Midwest Central Region since December 1991. Mr. Wallace has also served as Corporate Operations Coordinator for the Company's Point-of-Sale (POS) project, Division Manager, Supervisor and Store Manager. He also spent two years as a special consultant for the Company's international operations.

  Mr. Wozniak was named Vice President-Corporate Counsel in December 1992. He is an attorney and has served as counsel to the Company since the Company's 1985 acquisition of the Lawson Company. In 1989, he was promoted to Corporate Counsel.

  Ms. Yopko was named Vice President-Corporate Communications in April 1991. She joined the Company in June 1988 as Vice President-Human Resources of the Midwest Region with responsibilities encompassing public relations. Prior to joining the Company, Ms. Yopko acted as a consultant and advisor to the Company in the area of corporate communications, and as an employee or proprietor of various public relations firms. She is a member of the Public Relations Society of America and of the Ohio Association of Convenience Stores' Board of Directors.

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

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the caption "EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY" in Item 1 of this Form 10-K/A Amendment No. 1 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION


EXECUTIVE OFFICERS' COMPENSATION

  The following table provides certain information for the Company's past three fiscal years regarding the cash and other compensation paid to, earned by, or awarded to those persons who were, as of January 29, 1994, (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the last fiscal year:

                          Summary Compensation Table

                                                          Long Term
                              Annual Compensation        Compensation
                        -------------------------------- -------------
                                                 Total    Securities
                                                 Salary   Underlying    All Other
  Name and Principal    Fiscal                    and    Options/SAR's Compensation
       Position          Year   Salary   Bonus   Bonus        (#)        (a) (b)
- - ----------------------  ------ -------- ------- -------- ------------- ------------
Frank Colaccino,         1994  $300,000 $25,000 $325,000    10,000       $27,828
President and Chief      1993   286,442       0  286,442       --         13,942
Executive Officer (c)    1992   254,038  50,000  304,038    60,000           --

Mitchell J. Kupperman,   1994   205,000   7,500  212,500     5,000        12,794
Executive Vice           1993   215,000       0  215,000       --          6,899
President--Human         1992   187,308  35,000  222,308    30,000           --
resources

Gregory G. Landry,       1994   160,000  12,500  172,500     6,500         8,758
Executive Vice           1993   143,654       0  143,654       --          4,923
President  and Chief     1992   107,885  30,000  137,885    30,000           --
Financial Officer

Charles Nirenberg,       1994   500,000       0  500,000       --            --
Chairman of the          1993   500,000       0  500,000       --            567
Company (d)              1992   500,000       0  500,000       --            --

Robert B. Stein, Jr.,    1994   175,000  12,500  187,500     7,500        11,633
Executive Vice           1993   160,481       0  160,481       --          6,657
President--Store         1992   131,923  30,000  161,923    30,000           --
Operations

- - --------
(a) Pursuant to the transitional provisions of the Securities and Exchange Commission's revised rules on disclosure of executive compensation, amounts of "All Other Compensation" have not been included in the table above for the fiscal year ended February 1, 1992.

(b) Includes amounts contributed for the benefit of the Company's executive officers to its qualified profit sharing plan and premiums paid by the Company for split-dollar and term life insurance for the benefit of certain executive officers during the fiscal years ended January 29, 1994 and January 30, 1993. Company contributions to its qualified profit sharing plan for each of the 1994 and 1993 fiscal years, respectively, included $2,263 and $567 for Frank Colaccino, $661 and $531 for Mitchell
    J. Kupperman, $88 and $358 for Gregory G. Landry, $0 and $567 for Charles Nirenberg, and $650 and $467 for Robert B. Stein, Jr.,. Premiums paid on split-dollar and term life insurance for each of the 1994 and 1993 fiscal years, respectively, included $25,565 and $13,375 for Frank Colaccino, $12,133 and $6,368 for Mitchell J. Kupperman, $8,670 and $4,565 for Gregory G. Landry, and $10,983 and $6,190 for Robert B. Stein, Jr.

(c) Mr. Colaccino was elected Chief Executive Officer of the Company effective on March 12, 1992. Prior to that date, he served as President of the Company since January 1, 1989.

(d) Mr. Nirenberg has an employment agreement with the Company pursuant to which Mr. Nirenberg is employed as Chairman of the Company for a five year term that began on February 1, 1992 and ends on January 31, 1997, unless terminated earlier. Under the employment agreement, Mr. Nirenberg receives an annual salary of $500,000, payable in installments according to the Company's normal compensation policy, plus customary fringe benefits. If Mr. Nirenberg dies during the term of the employment agreement, his designated beneficiary is entitled to receive his salary for the remainder of the term. The Company has purchased insurance insuring the life of Mr. Nirenberg and has designated itself as beneficiary.

                     Option/SAR Grants In Last Fiscal Year

  The table below provides certain information regarding stock options granted during the Company's last fiscal year to the executive officers listed in the Summary Compensation Table above:

                                          Individual Grants
                         ---------------------------------------------------
                         Number of
                         Securities                                          Potential Realizable
                         Underlying                                            Value at Assumed
                          Options/   % Of Total  Exercise                    Annual Rates of Stock
                            SARs    Options/SARs  or Base                     Price Appreciation
                          Granted    Granted to  Price Per    Expiration        for Option Term
                            (#)     Employees in   Share         Date        ----------------------
   Name                     (a)     Fiscal Year     (b)           (a)            5%        10%
   ----                  ---------- ------------ --------- ----------------- ---------- -----------
Frank Colaccino.........   10,000       10.0       $5.25   February 23, 2003    $33,017    $83,671
Mitchell J. Kupperman...    5,000        5.0        5.25   February 23, 2003     16,508     41,836
Gregory G. Landry.......    6,500        6.5        5.25   February 23, 2003     21,461     54,386
Charles Nirenberg.......      --         --          --           --                --         --
Robert B. Stein, Jr.....    7,500        7.5        5.25   February 23, 2003     24,763     62,754

- - --------
(a) Each option becomes fully exercisable over four years, with 25% of the shares subject to the option becoming exercisable on each anniversary of the option grant date. All options expire ten years from the date of grant, unless sooner terminated by, for example, the failure to exercise an option, to the extent it is then exercisable, before three months after termination of employment, except for termination in the case of death, in which case, the option is exercisable within one year from the date of death by the optionee's executor, administrator or personal representative, to the extent it is then exercisable.

(b) All options were granted at an exercise price per share equal to the fair market value of the Common Stock on the date of grant, as quoted on the NASDAQ.

            Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year-End Option/SAR Values

  The table below sets forth information regarding stock options that were exercised, if any, during the past fiscal year, and unexercised stock options held as of January 29, 1994, by the executive officers listed in the Summary Compensation Table above:

                                                                            Value of
                                                           Number of      Unexercised
                                                          Unexercised     In-the-Money
                                                        Options/SARs at Options/SARs at
                                                          FY-End (#)       FY-End (2)
                                                        --------------- ----------------
                         Shares Acquired                Exercisable(e)/ Exercisable (e)/
                           on Exercise                   Unexercisable   Unexercisable
          Name           of Options (#)  Value Realized       (U)             (U)
          ----           --------------- -------------- --------------- ----------------
Frank Colaccino.........     15,250         $22,875 (1)     106,250 (E)     $ 51,000 (E)
                                                             43,750 (U)       19,625 (U)
Mitchell J. Kupperman...         --              --          80,750 (E)      105,630 (E)
                                                             22,500 (U)       11,000 (U)
Gregory G. Landry.......         --              --          33,125 (E)        9,563 (E)
                                                             22,750 (U)       10,500 (U)
Charles Nirenberg.......         --              --             --  (E)          --  (E)
                                                                --  (U)          --  (U)
Robert B. Stein, Jr.....         --              --          48,875 (E)       15,563 (E)
                                                             24,375 (U)       12,938 (U)

- - --------
(1) Reflects the market value as of January 29, 1994 of the 15,250 shares of Class B Common Stock acquired by Mr. Colaccino upon exercise of a stock option, minus the exercise price. However, Mr. Colaccino did not realize any cash value upon exercise of the stock option as he did not sell any shares of the Class B Common Stock acquired through the exercise.

(2) Values are calculated for options "in the money" by subtracting the exercise price per share from the closing price per share of the applicable class of the Company's Class A and Class B Common Stock on January 29, 1994, which amounts were $6.50 and $7.00 per share, respectively. Each of the executive officers has options to purchase shares of Common Stock at exercise prices greater than the fair market value of the applicable class of Common Stock as of January 29, 1994. Such options are not "in the money" and their value is, therefore, not disclosed above.

DIRECTORS' COMPENSATION

  Mr. Leed and Mr. Barrett received directors' fees of $17,000 each for the fiscal year ended January 29, 1994. The annual fee for outside directors for the 1995 fiscal year is $12,000 plus $1,000 for each regular or special meeting of the Board attended. The remaining directors, who are employees of the Company, receive no directors' fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

  The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of 5% or more of either class of Common Stock as of April 26, 1994. This information is furnished in accordance with the Securities and Exchange Commission ("SEC") regulations relating to any persons known by the Company to be the beneficial owners of 5% or more of Common Stock. In preparing the following table, the Company has relied on information filed by such persons with the SEC, and in some cases, other information provided to the Company by such persons.

                      Name and Address of          Amount and Nature of       Percent
Title of Class         Beneficial Owner            Beneficial Ownership      of Class
- - --------------  ------------------------------- -------------------------- -------------
Class B         DM Associates Limited           1,858,743 held in the        66.9 (1)
Common Stock    Partnership and DM Management   capacity set forth in
                Associates                      footnote 1
                One Vision Drive
                Enfield, Connecticut

                Frank Colaccino                 1,918,125 held in the        68.7 (2)
                One Vision Drive                capacity set forth in
                Enfield, Connecticut            footnote 2
- - -------------------------------------------------------------------------------------------
Class A         Heine Securities Corporation    225,250 held in the           8.2 (3)
Common Stock    and Michael F. Price            capacity set forth in
                51 J.F.K. Parkway               footnote 3
                Short Hills, New Jersey

                Wanger Asset Management L.P.    294,000 held in the          10.7 (4)
                and Wanger Asset Management,    capacity set forth in
                LTD.                            footnote 4
                227 West Monroe Street
                Suite 3000
                Chicago, Illinois

                Acorn Investment Trust, Series  197,000 held in the        See Footnote (4)
                Designated Acorn Fund           capacity set forth in
                227 West Monroe Street          footnote 4
                Suite 3000
                Chicago, Illinois

                James Wilen and Wilen           251,073 held in the           9.1 (5)
                Management Corporation          capacity set forth in
                2360 West Joppa Road            footnote 5
                Suite 226
                Lutherville, Maryland

                Eagle Asset Management, Inc.    414,300 held in the          15.1 (6)
                880 Carillon Parkway            capacity set forth in
                St. Petersburg, Florida         footnote 6

                Heartland Advisors, Inc.        277,400 held in the          10.1 (7)
                790 North Milwaukee Street      capacity set forth in
                Milwaukee, Wisconsin            footnote 7

- - ----------
Notes to Table

  (1) DM Associates Limited Partnership ("DM Associates"), DM Management Associates ("DM Management") and Frank Colaccino filed as a group a Schedule 13D with the SEC to report that on March 12, 1992, they acquired the beneficial ownership of 1,858,743 shares of Class B Common Stock (see "Certain Transactions" below). DM Associates is the direct beneficial owner of such 1,858,743 shares. DM Management is a general partnership which itself is the general partner of DM Associates. As such general partner, DM Management has the power to cause the voting and disposition of the 1,858,743 shares, and is therefore an indirect beneficial owner of such shares. The 1,858,743 shares represent approximately 33.6% of the total number of issued and outstanding shares of both classes of the Company's Common Stock, and approximately 60.8% of the total voting power of both classes of the Company's Common Stock.

  (2) Mr. Colaccino is the managing general partner of DM Management (described in footnote 1 above), and has the power to act on behalf of DM Management with respect to its voting and other rights in relation to DM Associates, including the voting of the 1,858,743 shares of Class B Common Stock beneficially owned by DM Associates, subject to the right of the other partners of DM Management to consent as to certain matters. Mr. Colaccino therefore shares voting and dispositive power with respect to the 1,858,743 shares, and is an indirect beneficial owner of such shares. In addition to such 1,858,743 shares, Mr. Colaccino beneficially owns individually and directly 59,382 shares of Class B Common Stock, 10,000 of which are beneficially owned by virtue of currently exercisable options to purchase shares of Class B Common Stock. The 1,858,743 shares and the 59,382 shares aggregate 1,918,125 shares of Class B Common Stock and represent approximately 34.6% of the total number of issued and outstanding shares of both classes of the Company's Common Stock, and approximately 62.7% of the total voting power of both classes of the Company's Common Stock.

  (3) A Schedule 13G was filed with the SEC by Heine Securities Corporation ("Heine") and Michael F. Price, in his capacity as President of Heine, to report Heine's beneficial ownership, as an investment advisor to various clients, of 225,250 shares of Class A Common Stock. Such number represents approximately 4.1% of the total number of issued and outstanding shares of both classes of the Company's Common Stock, and less than 1% of the total voting power of both classes of the Company's Common Stock.

  (4) Wanger Asset Management, L.P. ("WAM") and Wanger Asset Management, Ltd. ("WAM Ltd.") (collectively, "Wanger"), have reported in their Schedule 13G filed with the SEC that they are the beneficial owners of 294,000 shares of Class A Common Stock. WAM is a beneficial owner of such shares as it is an investment advisor to various persons, and WAM, Ltd. is a beneficial owner of such shares as it is the sole general partner of WAM. Of the 294,000 shares of Class A Common Stock, Wanger has the sole power to dispose of or to direct the disposition of 97,000 of such shares, and shares such dispositive power with respect to the other 197,000 shares. WAM's power to dispose of 197,000 shares is shared with the Acorn Investment Trust, Series Designated Acorn Fund ("Acorn"), a registered investment company, which separately reported its beneficial ownership of such 197,000 shares. As WAM serves as an investment advisor to Acorn and WAM has the power to manage Acorn's investment of such shares, Wanger reported that it was also the beneficial owner of such 197,000 shares owned by Acorn. The 294,000 shares of Class A Common Stock represents approximately 5.3% of the total number of issued and outstanding shares of both classes of the Company's Common Stock and approximately 1% of the total voting power of both classes of the Company's Common Stock. The 197,000 shares of Class A Common Stock beneficially owned by Acorn represents approximately 7.2% of the total number of issued and outstanding shares of Class A Common Stock.

  (5) A Schedule 13G was filed with the SEC by Wilen Management Corporation ("Wilen") and James Wilen in his capacity as President and sole owner of Wilen, to report Wilen's beneficial ownership as an investment advisor to various clients, of 251,073 shares of Class A Common Stock. Such number represents approximately 4.5% of the total number of issued and outstanding shares of both classes of the Company's Common Stock, and less than 1% of the total voting power of both classes of the Company's Common Stock.

  (6) A Schedule 13G was filed with the SEC by Eagle Asset Management, Inc., ("Eagle"), a registered investment advisor, to report Eagle's beneficial ownership of 414,300 shares of Class A Common Stock. Such number represents approximately 7.5% of the total number of issued and outstanding shares of both classes of the Company's Common Stock, and approximately 1.4% of the total voting power of both classes of the Company's Common Stock.

  (7) Heartland Advisors, Inc. reported on a Schedule 13G filed with the SEC its beneficial ownership, as an investment advisor, of 277,400 shares of Class A Common Stock representing approximately 5.0% of the total number of issued and outstanding shares of both classes of the Company's Common Stock and less than 1% of the total voting power of both classes of the Company's Common Stock.

STOCK OWNERSHIP OF MANAGEMENT

  The following table sets forth certain information furnished by the directors and nominees for election as directors, certain executive officers, and all directors and executive officers as a group concerning ownership of the Company's Common Stock as of April 26, 1994:

                                Shares (and Percent) of Common Stock
          Name                 Beneficially Owned as of April 26, 1994
          ----               ----------------------------------------------------------------
                                                                                  Percent
                                 Class B                  Class A                of Total
                              Common Stock             Common Stock            Voting Power
                             -----------------         --------------          --------------
 Frank Colaccino.........    1,918,125 (68.7%)         103,225 (3.6%)          (62.7%) (1)
 John W. Everets, Jr. ...            0                       0                         (2)
 Mitchell J. Kupperman...       40,354  (1.4%)          60,545 (2.2%)           (1.5%) (3)(4)
 Gregory G. Landry.......            0                  34,750 (1.2%)              (*) (3)(5)
 Charles Nirenberg.......            0                       0                         (3)(6)
 Robert B. Stein, Jr. ...          750 (*)              54,270 (1.9%)              (*) (3)(7)
 Frank W. Barrett........        1,250 (*)               2,500 (*)                 (*) (8)
 Theodore W. Leed........        1,552 (*)               2,500 (*)                 (*) (8)
    All Directors and
 Executive Officers as a
          Group
 -----------------------
 (21 persons)............         1,974,781 (69.8%)         340,951 (11.1%)          (64.1%) (9)

- - --------
(*) Owns less than 1% of the issued and outstanding class of Common Stock.

(1) Mr. Colaccino is the direct and individual beneficial owner of 59,382 shares of Class B Common Stock, 10,000 of which are beneficially owned by virtue of currently exercisable incentive stock options to purchase Class B Common Stock. In addition to such 59,382 shares, Mr. Colaccino is the indirect beneficial owner of 1,858,743 shares of Class B Common Stock beneficially owned by DM Associates and DM Management. See footnote (1) under "Principal Shareholders" above. The 103,225 shares of Class A Common Stock beneficially owned by Mr. Colaccino include currently exercisable incentive stock options to purchase 98,750 shares of Class A Common Stock.

(2) Mr. Everets has been nominated for the first time for election as a director at the Company's 1994 annual meeting of shareholders.

(3) Messrs. Kupperman, Landry and Stein are each partners of DM Management, which is the general partner of DM Associates (described in footnote 1 above), and Mr. Nirenberg is a limited partner of DM Associates. However, such persons do not deem themselves to be beneficial owners of any of the 1,858,743 shares of Class B Common Stock beneficially owned by DM Associates or DM Management.

(4) Includes currently exercisable incentive stock options granted to Dr. Kupperman to purchase 25,750 shares of Class B Common Stock and 56,250 shares of Class A Common Stock. Also includes shares of Common Stock owned by Dr. Kupperman's wife and children.

(5) Represents currently exercisable incentive stock options granted to Mr. Landry to purchase 34,750 shares of Class A Common Stock.

(6) Does not include shares of Class B Common Stock and shares of Class A Common Stock owned by Mr. Nirenberg's children, the ownership of which Mr. Nirenberg disclaims.

(7) Includes currently exercisable incentive stock options granted to Mr. Stein to purchase 750 shares of Class B Common Stock and currently exercisable incentive stock options to purchase 50,000 shares of Class A Common Stock.

(8) Includes currently exercisable non-qualified stock options granted to each of Messrs. Barrett and Leed to purchase 2,500 shares of Class A Common Stock. Such options were not granted pursuant to any stock option plan of the Company.

(9) Includes currently exercisable stock options granted to all directors and executive officers of the Company to purchase 49,250 shares of Class B Common Stock and 334,627 shares of Class A Common Stock.

POTENTIAL CHANGE OF CONTROL OF THE COMPANY

  DM Associates Limited Partnership ("DM Associates") beneficially owns 1,858,743 shares of Class B Common Stock of the Company, representing approximately 66.9% of the issued and outstanding shares of Class B Common Stock, and 60.8% of the total voting power of both classes of the Company's Common Stock. DM Associates is controlled by its general partner, DM Management Associates ("DM Management"), which itself is a general partnership. The general partners of DM Management include four executive officers and directors of the Company, including Frank Colaccino, President and Chief Executive Officer, who is the managing general partner; Mitchell J.
Kupperman, Executive Vice President - Human Resources; Gregory G. Landry, Executive Vice President and Chief Financial Officer; and Robert B. Stein, Jr., Executive Vice President - Store Operations.

  DM Associates financed part of the purchase of its 1,858,743 shares of Class B Common Stock by obtaining a $7,100,000 loan (the "CDA Loan") from the Connecticut Development Authority ("CDA"). The CDA Loan is secured by DM Associates' collateral pledge to the CDA of 1,220,000 shares of Class B Common Stock owned by DM Associates (the "CDA Pledged Shares"), representing 43.9% of the issued and outstanding shares of Class B Common Stock and 39.9% of the total voting power of both classes of Common Stock.

  The CDA Loan provides that a default of the CDA Loan will result upon certain events occurring. If a default occurs under the CDA Loan, the CDA has the right to sell or otherwise dispose of the CDA Pledged Shares which could result in a change in control of the Company. Unless such a default occurs, DM Associates has the right to vote the CDA Pledged Shares, subject to having received the required consents of the CDA as set forth above with respect to certain matters.

  In addition, the limited partnership agreement of DM Associates provides that if the term of the limited partnership is extended beyond September 12, 1997, any limited partner whose percentage interest in DM Associates is greater than 30%, may sell all or a portion of his or its interest, subject to DM Associates right of first refusal to purchase such interest. If DM Associates and such limited partner do not agree on the terms of acquiring such limited partner's interest, and there is not a third party purchaser, such limited partner has the right to: (i) demand the dissolution of DM Associates and the distribution of its assets to its partners; or (ii) cause such assets to be sold. As DM Associates' principal asset is its 1,858,743 shares of Class B Common Stock, if such a dissolution or sale occurs, a change of control of the Company could result.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 31, 1994

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