Form 10-Q
period 1994-04-30
DAIRY MART CONVENIENCE STORES INC
filed 1994-06-14
CIK 721675

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                 FORM 10-Q

- - ---
 X               Quarterly Report Pursuant to Section 13 or
- - ---                 15(d) of the Securities Exchange Act
                                    of 1934
                 For the Quarterly Period Ended April 30, 1994
                                                --------------
- - ---
              Transition Report Pursuant to Section 13 or 15(d)
- - ---                of the Securities Exchange Act of 1934
             For the Transition Period From ________ to _______

                       Commission File Number 0-12497

                      DAIRY MART CONVENIENCE STORES, INC.
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                   04-2497894
- - -------------------------------           -------------------------------------
(State or other Jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


                      ONE VISION DRIVE, ENFIELD, CT 06082
                      -----------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (203) 741-4444
                                                   --------------


                                      N/A
- - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

Shares of Class A Common Stock outstanding April 30, 1994 - 2,751,363 Shares of Class B Common Stock outstanding April 30, 1994 - 2,780,058

                         PART I.  FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                FOR THE FIRST FISCAL QUARTER ENDED
                                                ----------------------------------
                                                  APRIL 30, 1994   MAY 1, 1993
                                                  ---------------  ------------
Net Sales of the Company,
  Its Subsidiaries and Franchises                       $179,092      $184,454
                                                        ========      ========
Revenues                                                $141,018      $142,015
Cost of goods sold and expenses:
   Cost of goods sold                                    105,554       105,265
   Selling, general and administrative expenses           35,805        35,706
                                                        --------      --------
   Income (loss) from operations                            (341)        1,044
Interest expense                                          (2,539)       (1,918)
Interest income                                              302           204
(Loss) gain on disposition of properties, net               (104)          128
                                                        --------      --------
   Loss before income taxes and cumulative
      effect of accounting change                         (2,682)         (542)
Benefit from income taxes                                  1,100           222
                                                        --------      --------
Loss before cumulative effect of accounting change        (1,582)         (320)
Cumulative effect of accounting change (net of
 income tax benefit of $271)                                (389)           --
                                                        --------      --------
   Net loss                                             $ (1,971)     $   (320)
                                                        ========      ========
Weighted average shares outstanding                        5,529         5,456
                                                        --------      --------
Loss per share:
   Before cumulative effect of accounting change        $  (0.29)       $(0.06)
   Cumulative effect of accounting change                  (0.07)           --
                                                        --------      --------
Loss per share                                          $  (0.36)       $(0.06)
                                                        ========      ========


The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                APRIL 30, 1994   JANUARY 29,1994
                                                ---------------  ----------------
                                                  (Unaudited)
    ASSETS
    ------
CURRENT ASSETS:
  Cash and cash equivalents                         $ 15,152          $  6,632
  Accounts and notes receivable                       12,766            11,770
  Inventory                                           25,977            26,269
  Prepaid expenses and other current assets            2,684             2,013
  Deferred income taxes                                2,074             2,098
                                                    --------          --------
    Total current assets                              58,653            48,782
                                                    --------          --------
PROPERTY AND EQUIPMENT:
  Land and improvements                               15,301            15,199
  Buildings and leaseholds                            53,318            54,231
  Equipment                                           77,847            75,418
                                                    --------          --------
                                                     146,466           144,848
  Less - Accumulated depreciation                     54,851            52,834
                                                    --------          --------
     Net property and equipment                       91,615            92,014
                                                    --------          --------
PROPERTY UNDER CAPITAL LEASES, net                     1,230             1,760
                                                    --------          --------
OTHER ASSETS:
  Goodwill, net                                       10,874            10,961
  Franchise and operating rights, net                  7,571             7,656
  Notes receivable                                     2,548             2,267
  Other                                                7,723             6,002
                                                    --------          --------
     Total other assets                               28,716            26,886
                                                    --------          --------
Total assets                                        $180,214          $169,442
                                                    ========          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
- - --------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                 $  1,071          $  3,071
  Current portion of capital lease obligations           332             1,038
  Accounts payable                                    29,475            29,461
  Accrued expenses                                    14,716            15,727
                                                    --------          --------
    Total current liabilities                         45,594            49,297
                                                    --------          --------
LONG-TERM DEBT, less current portion                  87,063            71,604
                                                    --------          --------
CAPITAL LEASE OBLIGATIONS, less current portion        1,554             1,630
                                                    --------          --------
OTHER LIABILITIES AND DEFERRED CREDITS                 6,533             6,222
                                                    --------          --------
DEFERRED INCOME TAXES                                  7,550             6,819
                                                    --------          --------
STOCKHOLDERS' EQUITY:
  Class A Common Stock                                    33                33
  Class B Common Stock                                    30                30
  Paid-in capital in excess of par value              27,504            27,483
   Retained earnings                                   9,358            11,329
  Treasury stock, at cost                             (5,005)           (5,005)
                                                    --------          --------
     Total stockholders' equity                       31,920            33,870
                                                    --------          --------
Total liabilities and stockholders' equity          $180,214          $169,442
                                                    ========          ========

The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                 FOR THE FIRST FISCAL QUARTER ENDED
                                                 ----------------------------------

                                                    APRIL 30, 1994   MAY 1, 1993
                                                    ---------------  ------------
Cash flows from operating activities:
  Net loss                                              $ (1,971)      $  (320)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Cumulative effect of accounting change                   389            --
    Depreciation and amortization                          3,274         3,225
    Increase in deferred income taxes                        755           440
    Loss (gain) on other disposition of
     properties, net                                         104          (128)
    (Increase) decrease in receivables                      (996)          307
    Decrease in inventory                                    292           148
    Increase in accounts payable                              14         1,946
    Increase in other current assets and
     liabilities, net                                     (1,310)       (1,983)
    Increase in other noncurrent liabilities
     and deferred credits                                    311           122
                                                        --------       -------

Net cash provided by operating activities                    862         3,757
                                                        --------       -------
Cash flows from investing activities:
  Purchase of property and equipment                      (2,619)       (4,550)
  Proceeds from sale of property and equipment               139           230
  Proceeds from long-term notes receivable                   341           257
  Increase in long-term notes receivable                    (622)          (20)
  (Increase) decrease in other assets                        (99)          497
                                                        --------       -------
Net cash used by investing activities                     (2,860)       (3,586)
                                                        --------       -------
Cash flows from financing activities:
  Issuance of senior subordinated notes, net of
   offering costs                                         73,090            --
  Repayment of term debt                                 (22,000)       (2,000)
  Retirement of subordinated debentures                  (27,944)           --
  (Decrease) increase in revolving loan, net             (12,100)        1,000
  Additional long-term debt                                   --         2,175
  Repayment of other long-term debt and capital
   lease obligations                                        (549)         (582)
  Other increases in common stock and paid-in
   capital                                                    21            57
                                                        --------       -------

Net cash provided by financing activities                 10,518           650
                                                        --------       -------

Increase in cash                                           8,520           821
Cash at beginning of fiscal year                           6,632         6,483
                                                        --------       -------
Cash at end of first fiscal quarter                     $ 15,152       $ 7,304
                                                        ========       =======


The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1994
                                  (Unaudited)

  The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on April 29, 1994.

1.  Accounting Policies
    -------------------

  The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 29, 1994 audited consolidated financial statements included in the Company's Form 10-K, except as discussed in Note 2 below. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.  Cumulative Effect of Accounting Change
    --------------------------------------

  The Company historically has recorded its self insurance reserves for certain property and liability insurance risks on a present value basis using a discount rate based upon the estimated incremental borrowing rate of the Company which was 8% as of January 29, 1994. As of January 30, 1994, the Company changed its method of accounting to discount its self insurance reserves at a risk free rate of return. The cumulative effect of this change in accounting method was a charge to income of $389,000, net of the applicable income tax benefit of $271,000.

3.  Changes in Capital Accounts
    -----------------------------

  An analysis of the capital stock accounts for the first fiscal quarter ended April 30, 1994 follows:

                                                     Common Stock
                                ------------------------------------------------------
                                                                            Paid-in
                                Class A Shares  Class B Shares              capital
                                  issued at       issued at               in excess of
                                $.01 par value  $0.1 par value   Amount    par value
                                --------------  --------------  --------  ------------
Balance January 29, 1994             3,268,729       2,956,015   $62,249   $27,483,049
Employee stock purchase plan             3,509              --        35        17,510
Employee stock options                     750              --         8         3,930
 exercised                          ----------      ----------   -------   -----------
Balance April 30, 1994               3,272,988       2,956,015   $62,292   $27,504,489
                                    ----------      ----------   -------   -----------

          As of April 30, 1994, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 2,751,363 Class A shares and 2,780,058 Class B shares outstanding.

4.  Earnings Per Share
    ------------------

          Earnings per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period.

5.  Seasonality
    -----------

          The results of operations for the fiscal quarter ended April 30, 1994 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher earnings in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

                      DAIRY MART CONVENIENCE STORES, INC.
                      FISCAL QUARTER ENDED APRIL 30, 1994
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations exceeds all of the current debt service requirements of the Company's long-term debt and capital lease obligations. The capital expenditures of the Company are primarily funded by the excess cash flow available after debt service but may also be funded using cash provided from the Company's financing activities including mortgage and equipment financing and other forms of long-term debt. Additionally, the Company has a revolving line of credit available to address the seasonality of operations and the timing of certain working capital disbursements.

          During the first fiscal quarter ended April 30, 1994, the Company paid its trade payables in an average of 25 days, which compares to 24 days for the entire fiscal year ended January 29, 1994 and 25 days for the first fiscal quarter ended May 1, 1993. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending weekly remittance of such funds to the issuer of the money orders. The amount due the issuer each week varies, depending on the volume and dollar values of money orders issued. At April 30, 1994 and January 29, 1994, $6.3 million and $6.2 million, respectively, were due the issuer. The Company's remittance obligation to the issuer of the money orders is primarily secured by an outstanding letter of credit in the amount of $6.5 million.

          During the current year first fiscal quarter, cash generated by operations was approximately $2.9 million lower than the prior year first fiscal quarter. The decrease was due in part to reduced earnings in the current year (see "Results of Operations") as well as changes in certain of the Company's working capital accounts.

          Cash used by the Company's investing activities was approximately $700,000 lower in the current year first fiscal quarter as compared to the prior year first fiscal quarter primarily due to a reduced level of capital expenditures.

          During the current year first fiscal quarter, the Company issued $75.0 million principal amount of 10.25% senior subordinated notes (the "Notes") all of the principal of which is due March 15, 2004. The proceeds from the sale of the Notes, net of offering expenses, were used to repay the entire outstanding indebtedness under a previous bank term loan and a bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures. Excess proceeds of approximately $11.0 million realized from the sale of the Notes will provide funds for general corporate and working capital purposes. The Company issued the Notes in order to facilitate future growth and to improve the Company's financial and operating flexibility by significantly reducing the Company's debt amortization requirements over the next five fiscal years by approximately $53 million.

          The Company plans to increase its level of capital expenditures in the future due to the increased development of new stores as well as the replacement or upgrading of certain of its operating assets. Such capital expenditures will be financed primarily by cash generated from operations and mortgage and equipment financing. In addition, the Company may sell and leaseback certain of its existing super pumper locations and may in the future lease, or sell and leaseback, the real estate of new super pumper locations.

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

          The Company owned or franchised 1,014 stores at April 30, 1994, as compared to 1,022 stores at January 29, 1994 and 1,074 stores at May 1, 1993. The decrease in the overall number of stores is due to the continual closing and/or sale of locations whose performance is deemed to be inadequate, which closings generally occur at the expiration of their lease terms in order to minimize the cost to close.

          In addition to cash flow from operations, potential mortgage, equipment and other financing and the available net proceeds from the sale of the Notes, the Company's sources of liquidity include borrowing availability under a senior credit facility entered into by the Company during the current year first fiscal quarter in connection with the issuance of the Notes and the repayment of the previous bank term and revolving loans. This facility provides for the availability of up to $30.0 million in revolving loans reduced by outstanding letters of credit not to exceed $15.0 million in the aggregate. As of April 30, 1994, the Company did not have outstanding revolving credit loans under the new credit facility, but did have $12.6 million of letters of credit outstanding thereunder, including, as discussed above, the letter of credit issued to secure the Company's remittance obligation to the issuer of money orders. The Company intends to utilize the new credit facility as needed for working capital and general corporate purposes, especially to address the seasonality of operations and timing of certain working capital disbursements.

RESULTS OF OPERATIONS

          Revenues for the first fiscal quarter ended April 30, 1994 decreased by $1.0 million or 0.7% from the first fiscal quarter ended May 1, 1993. The revenue decrease was due to lower revenues from the Company's gasoline operations, partially offset by increased revenues from the Company's convenience store group. The lower gasoline revenues in the current year first fiscal quarter resulted in part from a decrease in the average selling price of gasoline of 2.6 cents per gallon for the current year first fiscal quarter as compared to the prior year first fiscal quarter. Additionally, total gasoline gallons sold decreased by approximately 1.6 million gallons in the current year first fiscal quarter. On a per location basis, average gallonage decreased by approximately 0.9% in the current year first fiscal quarter as compared to the prior year first fiscal quarter.

          Convenience store revenues increased to $86.0 million in the current year first fiscal quarter from $84.0 million in the prior year first fiscal quarter. This increase was primarily due to a comparable store sales increase of approximately 2.0% in the current year first fiscal quarter. In addition, convenience store revenues were impacted by a change in the composition of stores in the current year first fiscal quarter to include higher volume Company
operated stores and fewer franchise stores.   This change in store composition
was due in part to the Company's ongoing review and evaluation of its store base to determine whether its stores are best suited as either a Company operated or franchise location, using economic and non-economic criteria. Such transfers between Company operated and franchise stores have occurred and will continue in the ordinary course of business, and generally result in minimal transfer costs to the Company. The overall increase in the Company's convenience store revenues was partially offset by decreased revenues resulting from the closing of underperforming stores. Although such closures had a negative impact on revenues, they did not have a material adverse effect on the results of operations, since the majority of stores closed had been operating at a loss.

          Income from operations decreased by $1.4 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter. This was attributable to a decrease in earnings from the convenience store and manufacturing and distribution operations, partially offset by increased earnings from gasoline operations.

          Income from convenience store operations decreased in the current year first fiscal quarter primarily due to reduced product gross margins caused primarily by significant product promotions, combined with increased store selling expenses, including higher snow removal and other equipment maintenance costs associated with severe winter weather. The overall decrease in earnings from the convenience store operations was partially offset by the increase in comparable store sales as well as a higher level of marketing allowances, related to monies received from vendors for specific product promotions, as
compared to the prior year first fiscal quarter.   Income from manufacturing and
distribution operations decreased in the current year due primarily to reduced operating margins resulting from competitive product pricing as well as increased manufacturing expenses.

          Income from gasoline operations improved due to an increase in gasoline gross margins in the current year first fiscal quarter as compared to the prior year first fiscal quarter. Additionally, the Company incurred lower operating costs in the current year first fiscal quarter related to compliance with environmental regulations, reflecting a reduction in the expenses associated with the remediation of the Company's gasoline locations after considering expected reimbursements of a portion of the total remediation costs from various state environmental trust funds. Such remediation costs are incurred in the ordinary course of business and can fluctuate from year to year. These increases were partially offset due to the decrease in gasoline gallons sold described above. In addition to the above items, other selling, general and administrative expenses decreased in the current year first fiscal quarter due in part to decreases in group health insurance expense, based on specific claim experience.

          Interest Expense, net of interest income, increased by $523,000 in the current year first fiscal quarter due primarily to duplicative interest expense during March, 1994 associated with the Company's 10.25% senior subordinated debentures issued March 3, 1994 and the 14.25% subordinated debentures which were outstanding through and including April 4, 1994, the date on which the debentures were redeemed in full following notice to holders of such debentures.

          The effective tax rate for the Company was a benefit of 41% for both the current and prior year first fiscal quarters. The Company provides for income taxes at the effective rate expected to be incurred for the entire year.

     Net loss for the current year first fiscal quarter was $1,971,000 or $.36 per share, as compared to a net loss of $320,000 or $.06 per share for the prior year first fiscal quarter. In addition to the items discussed above, the net loss in the current year first fiscal quarter was also effected by a $389,000 charge (net of the related income tax benefit) for the cumulative effect of an accounting change related to the rate used to discount the Company's self-insurance reserves (see Note 2 to the Consolidated Financial Statements).

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated:  June 14, 1994

                      DAIRY MART CONVENIENCE STORES, INC.



/s/ Frank Colaccino                        /s/ Gregory G. Landry
- - --------------------------------           ----------------------------------
Frank Colaccino                            Gregory G. Landry
President and                              Executive Vice President and
Chief Executive Officer                    Chief Financial Officer