Form 10-Q/A
period 1994-04-30
DAIRY MART CONVENIENCE STORES INC
filed 1994-06-24
CIK 721675

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


[X]                Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act
                                     of 1934
                  For the Quarterly Period Ended April 30, 1994

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Transition Period From _____ to _____

                         Commission File Number 0-12497


                       Dairy Mart Convenience Stores, Inc.
             (Exact name of Registrant as specified in its charter)

     Delaware                                               04-2497894
(State or other Jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                       One Vision Drive, Enfield, CT 06082
                    (Address of principal executive offices)

Registrant's telephone number, including area code (203) 741-4444

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [  ]

Shares of Class A Common Stock outstanding April 30, 1994 - 2,751,363 Shares of Class B Common Stock outstanding April 30, 1994 - 2,780,058

     The purpose of this Form 10-Q/A Amendment No. 1 is to amend the previously filed Form 10-Q of Dairy Mart Convenience Stores, Inc. for the fiscal quarter ended April 30, 1994 by adding Item 6(b) of Part II thereto. Such item is set forth in full in this Form 10-Q/A Amendment No. 1.

                            PART II-OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


     (b) On March 25, 1994, the Company filed a Form 8-K to report under Item 5 thereof the Company's issuance of $75 million of its 10.25% Senior Subordinated Notes Due 2004 (the "Notes") through a public offering. The Company also reported its use of proceeds from the sale of the Notes and that it entered into a new credit agreement with certain lenders.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated:  June 22, 1994


                       DAIRY MART CONVENIENCE STORES, INC.



/s/ Frank Colaccino                /s/ Gregory G. Landry
Frank Colaccino                    Gregory G. Landry
President and                      Executive Vice President and
Chief Executive Officer            Chief Financial Officer