Form 10-Q
period 1994-07-30
DAIRY MART CONVENIENCE STORES INC
filed 1994-09-20
CIK 721675

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


X               Quarterly Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act
                                  of 1934
                For the Quarterly Period Ended July 30, 1994

              Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
             For the Transition Period From          to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                          Yes  X     No


Shares of Class A Common Stock outstanding July 30, 1994 - 2,756,784 Shares of Class B Common Stock outstanding July 30, 1994 - 2,786,058
                                   1

                                                      PART I.  FINANCIAL INFORMATION

                                      DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                              (in thousands, except per share amounts)

                                   FOR THE SECOND FISCAL QUARTER ENDED      FOR THE TWO FISCAL QUARTERS ENDED

                                      JULY 30, 1994     JULY 31, 1993        JULY 30, 1994     JULY 31, 1993
Net Sales of the Company,
  Its Subsidiaries and Franchises      $  204,075        $  205,264           $  383,167        $  389,718

Revenues                               $  161,564        $  158,777           $  302,582        $  300,792

Cost of goods sold and expenses:
  Cost of goods sold                      120,746           115,420              226,300           220,685
  Selling, general and administrative
    expenses                               38,740            37,552               74,545            73,258
  Nonrecurring charge                       1,800                --                1,800                --

  Income (loss) from operations               278             5,805                  (63)            6,849

Interest expense                           (2,400)           (1,955)              (4,939)           (3,873)

Interest income                               318               182                  620               386

(Loss) gain on disposition of
  properties, net                          (1,360)               16               (1,464)              144

  Income (loss) before income taxes
    and cumulative effect of
    accounting change                      (3,164)            4,048               (5,846)            3,506

Benefit from (provision for) income
  taxes                                     1,266            (1,624)               2,366            (1,402)

  Income (loss) before cumulative
    effect of accounting change            (1,898)            2,424               (3,480)            2,104

Cumulative effect of accounting change
  (net of income tax benefit of $271)          --                --                 (389)               --

Net income (loss)                      $   (1,898)       $    2,424           $   (3,869)       $    2,104

Weighted average shares outstanding         5,539             5,493                5,534             5,497

Earnings (loss) per share:
  Before cumulative effect of
    accounting change                       (0.34)             0.44                (0.63)             0.38
  Cumulative effect of accounting
    change                                     --                --                (0.07)               --

Earnings (loss) per share              $    (0.34)       $     0.44           $    (0.70)       $     0.38


  The accompanying notes are an integral part of these financial statements.
                                           2

                            DAIRY MART CONVENIENCE STORES, INC.
                               CONSOLIDATED BALANCE SHEETS
                                     (in thousands)

            ASSETS                                     JULY 30, 1994             JANUARY 29, 1994
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $    12,133               $      6,632
  Short-term investments, at cost                              3,931                         --
  Accounts and notes receivable                               12,805                     11,770
  Inventory                                                   27,121                     26,269
  Prepaid expenses and other current assets                    2,998                      2,013
  Deferred income taxes                                        2,365                      2,098
    Total current assets                                      61,353                     48,782

PROPERTY AND EQUIPMENT:
  Land and improvements                                       15,431                     15,199
  Buildings and leaseholds                                    53,890                     54,231
  Equipment                                                   78,522                     75,418
                                                             147,843                    144,848
  Less - Accumulated depreciation                             56,265                     52,834
    Net property and equipment                                91,578                     92,014

PROPERTY UNDER CAPITAL LEASES, net                             1,157                      1,760

OTHER ASSETS:
  Goodwill, net                                               10,787                     10,961
  Franchise and operating rights, net                          7,488                      7,656
  Notes receivable                                             2,526                      2,267
  Other                                                        8,127                      6,002
    Total other assets                                        28,928                     26,886
Total assets                                             $   183,016               $    169,442

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                      $     1,223               $      3,071
  Current portion of capital lease obligations                   332                      1,038
  Accounts payable                                            31,698                     28,700
  Accrued expenses                                            17,257                     15,510
  Accrued interest                                             3,213                        978
    Total current liabilities                                 53,723                     49,297

LONG-TERM DEBT, less current portion                          87,535                     71,604
CAPITAL LEASE OBLIGATIONS, less current portion                1,482                      1,630
OTHER LIABILITIES AND DEFERRED CREDITS                         5,815                      6,222
DEFERRED INCOME TAXES                                          4,395                      6,819

STOCKHOLDERS' EQUITY:
  Class A Common Stock                                            33                         33
  Class B Common Stock                                            30                         30
  Paid-in capital in excess of par value                      27,548                     27,483
  Retained earnings                                            7,460                     11,329
  Treasury stock, at cost                                     (5,005)                    (5,005)
    Total stockholders' equity                                30,066                     33,870
Total liabilities and stockholders' equity               $   183,016               $    169,442

    The accompanying notes are an integral part of these financial statements.

                                    DAIRY MART CONVENIENCE STORES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (in thousands)

                                                                          FOR THE TWO FISCAL QUARTERS ENDED

                                                                         JULY 30, 1994         JULY 31, 1993
Cash flows from operating activities:
  Net income (loss)                                                       $  (3,869)            $   2,104
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of accounting change                                      389                    --
    Depreciation and amortization                                             6,366                 6,450
    (Decrease) increase in deferred income taxes                             (2,691)                1,186
    Loss (gain) on other disposition of properties, net                         946                  (144)
    (Increase) decrease in receivables                                       (1,035)                   52
    Increase in inventory                                                      (852)                 (798)
    Increase in accounts payable                                              2,998                 1,983
    Decrease (increase) in other current assets and liabilities, net          3,369                (3,255)
    (Decrease) increase in other noncurrent liabilities and
      deferred credits                                                         (407)                  138

Net cash provided by operating activities                                     5,214                 7,716

Cash flows from investing activities:
  Purchase of short-term investments                                         (3,931)                   --
  Purchase of property and equipment                                         (6,198)               (7,750)
  Proceeds from sale of property and equipment                                  362                   453
  Proceeds from long-term notes receivable                                      666                   844
  Increase in long-term notes receivable                                       (925)                  (20)
  Increase in other assets                                                     (454)                 (206)

Net cash used by investing activities                                       (10,480)               (6,679)

Cash flows from financing activities:
  Issuance of senior subordinated notes, net of
    offering costs                                                           72,743                    --
  Repayment of term debt                                                    (22,000)               (2,000)
  Retirement of subordinated debentures                                     (27,944)                   --
  Decrease in revolving loan, net                                           (12,100)               (2,300)
  Additional long-term debt                                                     929                 4,128
  Repayment of other long-term debt and capital
    lease obligations                                                          (926)                 (970)
  Other increases in common stock and paid-in capital                            65                   190

Net cash provided (used) by financing activities                            10,767                 (952)

Increase in cash and cash equivalents                                         5,501                    85
Cash and cash equivalents at beginning of fiscal year                         6,632                 6,483

Cash and cash equivalents at end of second fiscal quarter               $    12,133            $    6,568


   The accompanying notes are an integral part of these financial statements.
                                         4

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 1994
                                  (Unaudited)

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

1.         Accounting Policies
           The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 29, 1994 audited consolidated financial statements included in the Company's Form 10-K, except as discussed in Notes 2 and 3 below. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.         Cumulative Effect of Accounting Change
           The Company historically has recorded its self insurance reserves for certain property and liability insurance risks on a present value basis using a discount rate based upon the estimated incremental borrowing rate of the Company which was 8% as of January 29, 1994. As of January 30, 1994, the Company changed its method of accounting to discount its self insurance reserves at a risk free rate of return. The cumulative effect of this change in accounting method was a charge to income of $389,000, net of the applicable income tax benefit of $271,000,in the first fiscal quarter ended April 30,1994.

3.         Short-term Investments
           The Company's short-term investments consist of U.S. Treasury Bills with maturities of less than one year. The Company is accounting for these investments as being held to maturity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
As of July 30, 1994, the carrying amount of the Treasury Bills of $3,931,000 approximated the fair value.

4.         Changes in Capital Accounts
           An analysis of the capital stock accounts for the two fiscal quarters ended July 30, 1994 follows:

                                                                Common Stock

                                      Class A Shares          Class B Shares                        Paid-in capital
                                         issued at               issued at                            in excess of
                                      $.01 par value          $.01 par value        Amount             par value
Balance January 29, 1994                 3,268,729               2,956,015         $  62,249        $  27,483,049
Employee stock purchase plan                 8,930                     --                 89               37,026
Stock options exercised                        750                   6,000                68               27,870
Balance July 31, 1994                    3,278,409               2,962,015         $  62,406        $  27,547,945

           As of July 30, 1994, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 2,756,784 Class A shares and 2,786,058 Class B shares outstanding.

5.         Earnings(loss) Per Share
           Earnings(loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period.

6.         Seasonality
           The results of operations for the fiscal quarter ended July 30, 1994 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher earnings in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

7.         Nonrecurring Charge
           The Company recorded a nonrecurring charge of $1.8 million in the second fiscal quarter ended July 30, 1994 for costs,including legal expenses,associated with the removal of the Company's President and Chief Executive Officer by the Board of Directors and the settlement of disputes arising therefrom. See Part II, Item 1 "Legal Proceedings" and Part II,
Item 5 "Other Information - Recent Developments" of this Form 10-Q for further discussion.

                              DAIRY MART CONVENIENCE STORES, INC.
                               FISCAL QUARTER ENDED JULY 30, 1994
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

           The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations exceeds all of the current debt service requirements of the Company's long-term debt and capital lease obligations. The capital expenditures of the Company are primarily funded by the excess cash flow available after debt service but may also be funded using cash provided from the Company's financing activities including mortgage and equipment financing and other forms of long-term debt. Additionally, the Company has a revolving line of credit available to address the seasonality of operations and timing of certain working capital disbursements.
           During the second fiscal quarter ended July 30, 1994, the Company paid its trade payables in an average of 26 days, which compares to 24 days for the entire fiscal year ended January 29, 1994 and 23 days for the second fiscal quarter ended July 31, 1993. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending weekly remittance of such funds to the issuer of the money orders. The amount due the issuer each week varies, depending on the volume and dollar values of money orders issued. At July 30, 1994 and January 29, 1994, $5.8 million and 6.2 million, respectively, were due the issuer. The
Company's remittance obligation to the issuer of the money orders is primarily secured by an outstanding letter of credit in the amount of $6.5 million.

           During the current year first two fiscal quarters, cash generated by operations was approximately $2.5 million lower than the prior year first two fiscal quarters. The decrease was primarily due to reduced earnings in the current year (see "Results of Operations"), partially offset by changes in certain of the Company's working capital accounts.
           Cash used by the Company's investing activities was approximately $3.8 million higher in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, primarily due to the investment of $3.9 million in U.S. Treasury Bills using excess proceeds realized from the sale of the Company's 10.25%
Senior Subordinated Notes (see below). These short-term investments were made to mitigate the Company's interest expense related to these excess proceeds until the funds are used for capital expenditures and/or general corporate and working capital purposes.Partially offsetting the above increase was a reduction in capital expenditures in the current year two fiscal quarters. However, the Company currently intends to increase its level of capital expenditures in the future due to the increased development of new stores as well as the replacement or upgrading of certain of its operating assets.
Such capital expenditures will be financed primarily by cash generated from operations as well as mortgage and equipment financing and available short-term investments. In addition, the Company may sell and leaseback certain of its existing super pumper locations and may in the future lease, or sell and leaseback, the real estate of new super pumper locations.

           The Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $16.0 million to $20.0 million in the aggregate through December, 1998, which cost could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance. The Company has also initiated a program to install in all stores within three years a point-of-sale (POS) system designed to provide more accurate and timely information regarding store operations and to decrease administrative overhead. The cost of the POS system, including new cash registers and personal computers, is currently estimated to be approximately $7.0 million to $9.0 million, and is anticipated to be funded by equipment financing. The ultimate amount of discretionary capital expenditures that the Company will incur in the future will be determined by the available sources of funds, including, but not limited to, those described above.
           During the current year first fiscal quarter, the Company issued $75.0 million principal amount of 10.25% senior subordinated notes
(the "Notes"), all of the principal of which is due March 15, 2004.
The net proceeds from the sale of the Notes, were used to repay the entire outstanding indebtedness under a previous bank term loan and a bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures. The Company issued the Notes in order to facilitate future growth and to improve the Company's financial and operating flexibility by significantly reducing the Company's debt amortization requirements by approximately $53 million over the next five fiscal years.

           In addition to cash flow from operations, potential mortgage, equipment and other financing and the available excess proceeds from the sale of the Notes, the Company's sources of liquidity include borrowing availability under a senior credit facility entered into by the Company during the current year first fiscal quarter in connection with the issuance of the Notes and the repayment of the previous bank term and revolving loans. The new credit facility provides for the availability of up to $30.0 million in revolving loans reduced by outstanding letters of credit not to exceed $15.0 million in the aggregate. As of July 30, 1994, the Company had no outstanding revolving credit loans under the new credit facility, but did have $12.6 million of letters of credit outstanding thereunder, including, as discussed above, the $6.5 million letter of credit issued to secure the Company's remittance obligation to the issuer of money orders. The Company intends to utilize the new credit facility as needed for working capital and general corporate purposes, including addressing the seasonality of operations and the timing of certain working capital disbursements.
           In addition to the foregoing, reference is made to the information contained in Item 5 of Part II included in this Form 10-Q.

Results of Operations
           Revenues for the first two fiscal quarters ended July 30, 1994 increased by $1.8 million or 0.6% from the first two fiscal quarters ended July 31, 1993. For the second fiscal quarter alone, revenues increased by $2.8 million or 1.8% from the corresponding period of the prior year. The current year revenue increases for both the first two fiscal quarters and the second fiscal quarter were due to higher revenues from the convenience store and manufacturing and distribution areas of the Company. In addition, revenues for the second fiscal quarter alone were further increased due to higher gasoline revenues, although gasoline revenues were decreased on a current year-to-date basis.
          Convenience store revenues increased from $180.5 million in the prior year first two fiscal quarters to $183.9 million in the current year first two fiscal quarters, while for the second fiscal quarter alone, convenience store revenues increased from $96.5 million in the prior year to $97.8 million in the current year. These increases were due primarily to a comparable store sales increase of approximately
2.0% for the current year first two fiscal quarters and 1.8% for the current year second fiscal quarter, as compared to the corresponding periods of the prior year. The overall increase in the Company's convenience store revenues was partially offset in both the current year first two fiscal quarters and second fiscal quarter by decreased revenues resulting from the closing of underperforming stores.
Although such closures had a negative impact on revenues, they did not have a material adverse effect on the results of operations or earnings (other than the initial write-off of estimated unrecoverable costs), since the majority of stores closed had been operating at a loss. The Company owned or franchised 1,004 stores at July 30, 1994, as compared to 1,022 stores at January 29, 1994 and 1,061 stores at July 31, 1993.
           Manufacturing and distribution revenues increased in the current year first two fiscal quarters and second fiscal quarter due to increased sales of ice cream to an external distributor as well as increased sales of cigarettes and candy to stores in certain marketing areas of the Company.

           The lower gasoline revenues in the current year first two fiscal quarters resulted primarily from a decrease in the average selling price of gasoline of 2.0 cents per gallon for the current year first two fiscal quarters as compared to the prior year. This decrease was partially offset by an increase in total gallons sold of approximately 400,000 gallons in the current year first two fiscal quarters, which, on a per location basis, equated to an average gallonage increase of approximately 1.8%. For the current year second fiscal quarter alone, gasoline revenues were increased due primarily to an increase in total gallons sold of approximately 2.0 million gallons, which, on a per location basis, resulted in an average gallonage increase of approximately 4.3% in the current year second fiscal quarter as compared to the prior year second fiscal quarter. This increase in gallons sold was partially offset by a decrease in the average selling price of gasoline of 1.6 cents per gallon for the current year second fiscal quarter as compared to the prior year second fiscal quarter.
          Income from operations decreased by $6.9 million for the current year first two fiscal quarters and decreased by $5.5 million for the current year second fiscal quarter alone, as compared to the corresponding periods of the prior year. This was attributable to a decrease in earnings from the convenience store, gasoline and manufacturing and distribution operations of the Company, as well as the $1.8 million nonrecurring charge in the current year second fiscal quarter (see Note 7 to the Consolidated Financial Statements).

           Overall, income from convenience store operations decreased for both the current year first two fiscal quarters and the second fiscal quarter primarily due to reduced product gross margins partially offset by the comparable store sales increases discussed above. The reduced gross margins were caused in part by significant product promotions, as well as an increase in costs associated with the Company's last-in, first-out (LIFO) inventory valuation method. (The
LIFO provision was reduced in the prior year due to a decrease in cigarette prices, which constitutes one of the Company's major product categories.) Convenience store operations were also impacted by higher store selling expenses in the current year first two fiscal quarters and second fiscal quarter due primarily to increased store maintenance and advertising costs.
           Income from gasoline operations also decreased for both the current year first two fiscal quarters and the second fiscal quarter, due to a decrease in gasoline gross margins of approximately 0.9 cents per gallon for the first two fiscal quarters and 2.8 cents per gallon for the second fiscal quarter alone, as compared to the corresponding periods of the prior year. Additionally, for both the current year first two fiscal quarters and the second fiscal quarter, the Company incurred higher operating costs related to compliance with environmental regulations, reflecting an increase in the expenses associated with the remediation of the Company's gasoline locations after considering expected reimbursements of a portion of the total remediation costs from various state environmental trust funds. Such remediation costs are incurred in the ordinary course of business and can fluctuate from year to year.

These decreases were partially offset by the increase in gasoline gallons sold described above.
           Income from manufacturing and distribution operations decreased in the current year first two fiscal quarters and the second fiscal quarter due primarily to reduced operating margins, resulting in part from competitive product pricing, as well as increased labor costs.
           Other selling, general and administrative expenses remained relatively constant for the first two fiscal quarters and increased slightly for the second fiscal quarter alone, when compared to the corresponding periods of the prior year.

           Interest expense, net of interest income, increased by $832,000 in the current year first two fiscal quarters and by $309,000 in the current year second fiscal quarter alone primarily due to the overall increase in the Company's long-term debt obligations. In addition, interest expense for the current year-to-date period was increased due to duplicative interest expense during March, 1994 associated with the Company's Notes issued March 3, 1994 and the 14.25% subordinated debentures which were outstanding through April 4, 1994, the date on which the debentures were redeemed in full. These increases were partially offset by increased interest income in the current year due to the investment of the excess proceeds from the sale of the Notes in U.S. Treasury Bills and other cash equivalents as discussed above.
           Loss on disposition of properties was negatively impacted in the current year first two fiscal quarters and second fiscal quarter due to the writedown of a vacant office building to market value as well as a charge for the write-off of estimated unrecoverable costs related to approximately 60 locations that the Company has decided to close or sell.

           The effective tax rate for the Company was a benefit of 40% for both the current year first two fiscal quarters and second fiscal quarter alone as compared to a provision of 40% for both the prior year first two fiscal quarters and second fiscal quarter. The Company provides for income taxes at the effective rate expected to be incurred for the entire year.

           Net loss for the current year first two fiscal quarters was $3,869,000 or $0.70 per share, as compared to net income of $2,104,000 or $0.38 per share. Net loss for the current year second fiscal quarter was $1,898,000 or $0.34 per share, as compared to $2,424,000 or $0.44 per share for the corresponding period of the prior year. In addition to the items discussed above, the net loss in the current year first two fiscal quarters was impacted by a $389,000 charge (net of the related income tax benefit) for the cumulative effect of an accounting change related to the rate used to discount the Company's self-insurance reserves (see Note 2 to the Consolidated Financial Statements).

                                      PART II- OTHER INFORMATION

Item 1. Legal Proceedings

           On August 30, 1994, the Company commenced a civil action in the Chancery Court, New Castle County, State of Delaware against Frank
Colaccino, former President and Chief Executive Officer of the
Company. The action arises from Mr. Colaccino's attempt to (i) remove three Directors (Messrs. Mitchell J.Kupperman, Gregory G.Landry and Robert B. Stein) of Dairy Mart, and elect new directors as their replacements by executing a written consent on behalf of DM Associates (the majority shareholder of Dairy Mart), and (ii) request a call of a special meeting of shareholders of the Company for September 14, 1994. The action seeks , among other relief, a declaration that the written consent is null and void and that the request for a special shareholders' meeting also is null and void pending further action by the Company's Board of Directors.
           In addition, Mr. Colaccino, along with Stephen N. Krevalin,
Albert C. Woodruff, III and J. Ronald Rinaldi (Mr. Colaccino's replacement director nominees), brought an action against Dairy Mart and Messrs. Kupperman, Landry and Stein on September 1, 1994 in the
Chancery Court, New Castle County, State of Delaware, seeking to have the Court declare that Messrs. Kupperman, Landry and Stein were validly removed as directors and replaced by Mr. Colaccino's designees and to have the removed directors permanently enjoined from continuing to act as directors of the Company, or, alternatively, to have the Court direct the Company and its directors to hold the special meeting requested by Mr. Colaccino.

           A hearing is scheduled before the Chancery Court later this month with respect to the forgoing actions.
           On September 15, 1994 the Company announced by a press release that it had reached an agreement in principle with Mr. Colaccino to settle their disputes,including the above-described actions. The settlement is subject to the execution of definitive documentation. The proposed terms of the settlement with Mr. Colaccino include the withdrawal by the Company and Mr. Colaccino of all litigation, certain severance payments to be made by the Company to Mr. Colaccino over a three-year period, the vesting of certain existing stock options that were previously granted by the Company to Mr. Colaccino and the extension of the exercise period of all options held by Mr. Colaccino to eighteen months after the date of Mr.Colaccino's removal, reimbursement and payment by the Company of certain expenses and the resignation of Mr. Colaccino as a director of the Company. The estimated costs of settlement and related matters ,including legal expenses, have been reflected as a nonrecurring charge in the Company's second quarter financial statements as set forth in Part I, Item 1. Financial Statements hereto.

Item 5.  Other Information
           Recent Developments
           On August 25, 1994, the Board of Directors of the Company removed Frank Colaccino as Chief Executive Officer and President of the Company.
           On August 30, 1994, the Company was informed of the dissolution of the general partner of DM Associates Limited Partnership ("DM Associates"). DM Associates holds a majority of the voting power of the Company's outstanding common stock.
           The dissolution of DM Associates' former general partner without the prior written consent of the Connecticut Development Authority
(the "CDA") constitutes a default under the loan agreement between the CDA and DM Associates (the "CDA Loan Agreement"). On September 1,
1994, the Company received a copy of a notice of default delivered by the CDA to DM Associates (the "Notice") and, unless such default is waived by the CDA within 30 days from the date of the Notice, an event of default will have occurred under the CDA Loan Agreement. If such event of default occurs, the CDA will have the right to vote and sell 1,220,000 shares of Class B Common Stock of the Company (or approximately 40% of the total voting power of all classes of stock of the Company) that were pledged to it as security for the loan.
The Company has been advised that representatives of DM Associates have commenced discussions with the CDA regarding the foregoing.
     The dissolution of the former general partner of DM Associates and the selection of a new general partner may or may not also constitute an event of default under the Company's $30 million bank credit facility and may or may not give rise to a right in favor of the holders of the Company's 10.25% Senior Subordinated Notes due 2004 in the aggregate principal amount of $75 million to cause the Company to purchase such notes at a cash price equal to 101% of the principal amount then outstanding, plus any accrued interest thereon.

The Company has been in contact with its bank lenders and Bear, Stearns &
Co. Inc., the underwriter of the Company's 10.25% Senior Subordinated
Notes, with respect to these matters. The Company believes that it will be able to obtain the requisite waivers or amendments to the underlying agreements, if necessary, in a manner that will not materially adversely affect the Company's financial condition, although the Company has not as yet obtained any guarantees or commitments to this effect.
           In connection with the foregoing, on September 8, 1994, the
Company announced that it had been advised that the limited partners of DM Associates have selected New DM Management Associates, a
Connecticut general partnership, as the new general partner of DM
Associates.  Charles Nirenberg, the Chairman of the Board of Directors
and a director of the Company (see below) and a limited partner of DM Associates,is serving as the managing general partner of new DM Management Associates.
          In addition, at a meeting of the Board of Directors of the Company held on September 16,1994, the Board, following the recommendation of its Special Commitee, appointed and elected Charles Nirenberg as a director and as the Chairman of the Board,and further elected Robert B.Stein,Jr.,as President, effective immediately. The Special Committee was formed by the Board on August 25,1994 to review various governance matters and make a recommendation for the selection of a new President.
           For certain additional information regarding certain other recent events see Part II, Item 1 above.
                                    20

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DAIRY MART CONVENIENCE STORES, INC.



Date:  September 19, 1994              /s/ Gregory G. Landry
                                       Gregory G. Landry
                                       Executive Vice President
                                       Chief Financial Officer