Form 10-Q
period 1994-10-29
DAIRY MART CONVENIENCE STORES INC
filed 1994-12-20
CIK 721675

THIS DOCUMENT IS A COPY OF THE FORM 10-Q OF DAIRY MART CONVENIENCE STORES, INC. FOR THE FISCAL QUARTER ENDED OCTOBER 29, 1994 PREVIOUSLY FILED ON DECEMBER 20, 1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


 X                 Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act
                               of 1934
                For the Quarterly Period Ended October 29, 1994

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

                               Yes  X     No


Shares of Class A Common Stock outstanding October 29, 1994- 2,762,850 Shares of Class B Common Stock outstanding October 29, 1994- 2,785,996

                         PART I.  FINANCIAL INFORMATION


              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)




                                    FOR THE THIRD FISCAL QUARTER ENDED     FOR THE THREE FISCAL QUARTERS ENDED

                                    OCTOBER 29, 1994   OCTOBER 30, 1993    OCTOBER 29, 1994   OCTOBER 30, 1993

Net Sales of the Company,
  Its Subsidiaries and Franchises      $  197,244        $  192,132           $  580,411        $  581,850

Revenues                               $  156,811        $  149,587           $  459,393        $  450,379

Cost of goods sold and expenses:
  Cost of goods sold                      114,346           107,162              340,646           327,847
  Selling, general and administrative
    expenses                               38,748            38,418              113,293           111,676
  Nonrecurring charges                        750                --                2,550                --

  Income from operations                    2,967             4,007                2,904            10,856

Interest expense                           (2,237)           (1,878)              (7,176)           (5,751)

Interest income                               191               189                  811               575

(Loss) gain on disposition of
  properties, net                            (297)              (85)              (1,761)               59

  Income (loss) before income taxes
    and cumulative effect of
    accounting change                         624             2,233               (5,222)            5,739

(Provision for) benefit from income
  taxes                                      (256)             (894)               2,110            (2,296)

  Income (loss) before cumulative
    effect of accounting change               368             1,339               (3,112)            3,443

Cumulative effect of accounting change
  (net of income tax benefit of $271)          --                --                 (389)               --

Net income (loss)                      $      368        $    1,339           $   (3,501)       $    3,443

Weighted average shares outstanding         5,545             5,562                5,538             5,519

Earnings (loss) per share:
  Before cumulative effect of
    accounting change                  $     0.07        $     0.24           $    (0.56)       $     0.62
  Cumulative effect of accounting
    change                                     --                --                (0.07)               --

Earnings (loss) per share              $     0.07        $     0.24           $    (0.63)       $     0.62



   The accompanying notes are an integral part of these financial statements.

           DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                   OCTOBER 29, 1994     JANUARY 29, 1994
                                                      (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                 $  8,894    $  6,632
  Short-term investments, at cost                              2,031          --
  Accounts and notes receivable                               12,237      11,770
  Inventory                                                   27,025      26,269
  Prepaid expenses and other current assets                    2,501       2,013
  Deferred income taxes                                        2,343       2,098
    Total current assets                                      55,031      48,782


PROPERTY AND EQUIPMENT:
  Land and improvements                                       15,673      15,199
  Buildings and leaseholds                                    55,241      54,231
  Equipment                                                   82,230      75,418
                                                             153,144     144,848
  Less - Accumulated depreciation                             57,984      52,834
    Net property and equipment                                95,160      92,014

PROPERTY UNDER CAPITAL LEASES, net                             1,099       1,760

OTHER ASSETS:
  Goodwill, net                                               10,695      10,961
  Franchise and operating rights, net                          7,406       7,656
  Notes receivable                                             2,695       2,267
  Other                                                        7,253       6,002
    Total other assets                                        28,049      26,886
Total assets                                               $ 179,339   $ 169,442

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                        $   1,294   $   3,071
  Current portion of capital lease obligations                   332       1,038
  Accounts payable                                            30,185      28,700
  Accrued expenses                                            15,304      15,510
  Accrued interest                                             1,087         978

    Total current liabilities                                 48,202      49,297

LONG-TERM DEBT, less current portion                          87,598      71,604
CAPITAL LEASE OBLIBATIONS, less current portion                1,407       1,630
OTHER LIABILITIES AND DEFERRED CREDITS                         6,718       6,222
DEFERRED INCOME TAXES                                          4,964       6,819

STOCKHOLDERS' EQUITY:
  Class A Common Stock                                            33          33
  Class B Common Stock                                            30          30
  Paid-in capital in excess of par value                      27,564      27,483
  Retained earnings                                            7,828      11,329
  Treasury stock, at cost                                     (5,005)     (5,005)
    Total stockholders' equity                                30,450      33,870
Total liabilities and stockholders' equity                $  179,339  $  169,442

   The accompanying notes are an integral part of these finalcial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (in thousands)






                                                      FOR THE THREE FISCAL QUARTERS ENDED



                                                         OCTOBER 29, 1994 OCTOBER 30, 1993
Cash flows from operating activities:                      $   (3,501)  $    3,443
  Net income (loss)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cumulative effect of accounting change                        389          --
    Depreciation and amortization                               9,336       9,577
    (Decrease) increase in deferred income taxes               (2,100)     1,632
    Loss (gain) on other disposition of properties, net         1,312       (59)
    (Increase) decrease in receivables                           (467)       1,049
    Increase in inventory                                        (756)       (535)
    Increase in accounts payable                                1,485       1,301
    Increase in other current assets and
      liabilities, net                                           (213)     (3,546)
    Increase in other noncurrent liabilities
      and deferred credits
                                                                  496         136


Net cash provided by operating activities                       5,981      12,998

Cash Flows from investing activities:
  Purchase of short-term investments                           (3,931)          --
  Proceeds from sale of short-term investments                  1,900        --
  Purchase of property and equipment                          (12,766)    (10,905)
  Proceeds from sale of property and equipment                    569       1,730
  Proceeds from long-term notes receivable                        972       1,104
  Increase in long-term notes receivable                       (1,400)        (164)
  Decrease (increase) in other assets                             185       (717)

Net cash used by investing activities                         (14,471)     (8,952)

Cash flows from financing activities:
  Issuance of senior subordinated notes, net of
    offering costs                                             72,653          --
  Repayment of term debt                                      (22,000)     (7,000)
  Retirement of subordinated debentures                       (27,944)          --
  Decrease in revolving loan, net                             (12,100)       (400)
  Additional long-term debt                                     1,362       4,476
  Repayment of other long-term debt and capital
    lease obligations                                          (1,300)     (1,535)
  Other increases in common stock and paid-in capital              81       245

Net cash provided (used) by financing activities               10,752    (4,214)

Increase in cash and cash equivalents                           2,262       (168)
Cash and cash equivalents at beginning of fiscal year           6,632     6,483

Cash and cash equivalents at end of third fiscal
  quarter                                                  $    8,894  $    6,315

   The accompanying notes are in integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 29, 1994
                                  (Unaudited)
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on April 29, 1994.
1.                                 Accounting Policies
The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 29, 1994 audited consolidated financial statements included in the Company's Form 10-K, except as discussed in Notes 2 and 3 below. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.              Cumulative Effect of Accounting Change
The Company historically has recorded its self insurance reserves for certain property and liability insurance risks on a present value basis using a discount rate based upon the estimated incremental borrowing rate of the Company which was 8% as of January 29, 1994. As of January 30, 1994, the Company changed its method of accounting to discount its self insurance reserves at a risk free rate of return. The cumulative effect of this change in accounting method was a charge to income of $389,000, net of the applicable income tax benefit of $271,000, in the first fiscal quarter ended April 30, 1994.
3.                              Short-term Investments
     The Company's short-term investments consist of U.S. Treasury Bills with maturities of less than one year. The Company is accounting for these investments as being held to maturity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of October 29, 1994, the carrying amount of the Treasury Bills of $2,031,000 approximated the fair value.
4.                         Changes in Capital Accounts
An analysis of the capital stock accounts for the first three fiscal quarters ended October 29, 1994 follows:

                                                                        Common Stock

                                      Class A Shares           Class B Shares                          Paid-in capital
                                issued at                issued at                            in excess of
                                      $.01 par value          $.01 par value        Amount             par value

Balance January 29, 1994                 3,268,729               2,956,015         $  62,249        $  27,483,049
Employee stock purchase plan                14,934                     --                149               52,937
Stock options exercised                        750                   6,000                68               27,870
Exchange of Class B shares
  for Class A shares                            62                     (62)               --                   --
Balance October 29,1994                  3,284,475               2,961,953         $  62,466        $  27,563,856


        As of October 29, 1994, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 2,762,850 Class A shares and 2,785,996 Class B shares outstanding.
5.      Earnings (Loss) Per Share
        Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period.
6.      Seasonality
        The results of operations for the fiscal quarter ended October 29, 1994 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.
7.      Nonrecurring Charges
        During the third fiscal quarter ending October 29, 1994, the Company recorded a nonrecurring charge of $750,000 related to severance and other personnel related costs associated with a reduction in administrative support positions by the Company. See Part II, Item 5 "Other Information - Reduction of Administrative Support Staff, Other Cost Savings and Revenue Enhancement" of this Form 10-Q.
        During the second fiscal quarter ended July 30, 1994, the Company recorded a nonrecurring charge of $1.8 million for costs, including legal expenses, associated with the removal of the Company's President and Chief Executive Officer by the Board of Directors, and the settlement of disputes arising therefrom. See Part II, Item 1 "Legal

Proceedings" of this Form 10-Q as well as the Company's current reports on Form 8-K dated September 7, 1994 and September 13, 1994, respectively for further discussion.
8.      Subsequent Event
        Subsequent to the end of the third fiscal quarter, the Company reached agreement with the Internal Revenue Service to settle certain disputed items, primarily related to the deductibility of certain intangible assets associated with prior acquisitions. The terms of the settlement required the Company to pay approximately $1.2 million, of which $578,000 represents pretax interest charges, and to reduce the deductibility of the remaining basis of certain intangible assets by $3.3 million. The Company, which had previously established an estimated reserve for this settlement, is currently evaluating the adequacy of such reserve and the impact of the settlement on the Company's effective tax rate.

                      DAIRY MART CONVENIENCE STORES, INC.
                     FISCAL QUARTER ENDED OCTOBER 29, 1994
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
        The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations exceeds all of the current debt service requirements of the Company's long-term debt and capital lease obligations. The capital expenditures of the Company are funded by the excess cash flow available after debt service and may also be funded using cash provided from the Company's financing activities including mortgage and equipment financing and other forms of long-term debt. Additionally, the Company has a revolving line of credit available to address the seasonality of operations and timing of certain working capital disbursements.
        For both the current and prior year third fiscal quarters ended October 29, 1994 and October 30, 1993, respectively, the Company paid its trade payables in an average of 25 days, which compares to 24 days for the entire fiscal year ended January 29, 1994. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending weekly remittance of such funds to the issuer of the money orders. The amount due the issuer each week varies, depending on the volume and dollar values of money orders issued. At October 29, 1994 and January
29, 1994, $5.3 million and $6.2 million, respectively, were due the issuer.
The Company's remittance obligation
to the issuer of the money orders is primarily secured by an outstanding letter of credit in the amount of $6.5 million.

        During the current year first three fiscal quarters, cash generated by operations was approximately $7.0 million lower than the prior year first three fiscal quarters. The decrease was primarily due to reduced earnings in the current year (see "Results of Operations").
        Cash used by the Company's investing activities was approximately $5.5 million higher in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, due in part to the investment of $3.9 million in U.S. Treasury Bills partially offset by the sale of $1.9 million of such investments. In addition, the Company's investing activities were increased in the current year three fiscal quarters due to an increased level of capital expenditures resulting primarily from increased development of new stores as well as the replacement or upgrading of certain of its operating assets. The Company intends to continue to increase its level of capital expenditures in the areas described above. Such capital expenditures will be financed primarily by cash generated from operations as well as mortgage and equipment financing and the remaining excess proceeds realized from the sale of the Company's 10.25% Senior Subordinated Notes (see below).
In addition, the Company intends to sell and leaseback certain of its existing super pumper retail gasoline locations and may in the future lease, or sell and leaseback, the real estate upon which new super pumpers are located.
        The Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $16.0 million to $20.0 million in the aggregate through December, 1998, which cost could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance. The Company has also initiated a program to install in all stores within three years a point-of-sale (POS) system designed to provide more accurate and timely information regarding store operations and to decrease administrative overhead. The cost of the POS system, including new cash registers and personal computers, is currently estimated to be approximately $7.0 million to $9.0 million, and is anticipated to be funded by equipment financing. The total amount of discretionary capital expenditures that the Company will incur in the future will be determined, in part, by the available sources of funds, including, but not limited to, those described above.
        During the current year first fiscal quarter, the Company issued $75.0 million principal amount of 10.25% Senior Subordinated Notes (the "Notes"), all of the principal of which is due March 15, 2004. The net proceeds from the sale of the Notes were used to repay the entire outstanding indebtedness under a previous bank term loan and a bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures. The Company issued the Notes in order to facilitate future growth and to improve the Company's financial and operating flexibility by significantly reducing the Company's debt amortization requirements by approximately $53 million over the next five fiscal years.
        In addition to cash flow from operations, potential mortgage, equipment and other financing and the available excess proceeds from the sale of the Notes, the Company's sources of liquidity include borrowing availability under a senior credit facility entered into by the Company during the current year first fiscal quarter in connection with the issuance of the Notes and the repayment of the previous bank term and revolving loans. The new credit facility provides for the availability of up to $30.0 million in revolving loans, reduced by outstanding letters of credit not to exceed $15.0 million in the aggregate. As of October 29, 1994, the Company had no outstanding revolving credit loans under the new credit facility, but did have $12.6 million of letters of credit outstanding thereunder, including, as discussed above, the $6.5 million letter of credit issued to secure the Company's remittance obligation to the issuer of money orders. The Company intends to utilize the new credit facility as needed for working capital and general corporate purposes, including addressing the seasonality of operations and the timing of certain working capital disbursements.

RESULTS OF OPERATIONS
        Revenues for the first three fiscal quarters ended October 29, 1994 increased by $9.0 million or 2.0% from the first three fiscal quarters ended October 30, 1993. For the third fiscal quarter alone, revenues increased by $7.2 million or 4.8% from the corresponding period of the prior year. The current year revenue increases for both the first three fiscal quarters and the third fiscal quarter were due to higher revenues from the convenience store, gasoline and manufacturing and distribution areas of the Company.
        Convenience store revenues increased from $271.0 million in the prior year first three fiscal quarters to $277.1 million in the current year first three fiscal quarters, while for the third fiscal quarter alone, convenience store revenues increased from $90.5 million in the prior year to $93.3 million in the current year. These increases were due primarily to a comparable store sales increase of approximately 2.7% for the current year first three fiscal quarters and 3.6% for the current year third fiscal quarter, as compared to the corresponding periods of the prior year. The overall increase in the Company's convenience store revenues was partially offset in both the current year first three fiscal quarters and third fiscal quarter by decreased revenues resulting from the closing of underperforming stores. Although such closures had a negative impact on revenues, they did not have a material adverse effect on the results of operations (other than the initial write-off of estimated unrecoverable costs), since the majority of stores closed had been operating at a loss. The Company owned or franchised 993 stores at October 29, 1994, as compared to 1,022 stores at January 29, 1994 and 1,053 stores at October 30, 1993.
        Gasoline revenues increased from $157.5 million in the prior year first three fiscal quarters to $159.6 million in the current year first three fiscal quarters, while for the third fiscal quarter alone, gasoline revenues increased from $51.9 million in the prior year to $55.9 million in the current year. These increases resulted primarily from an increase in the average selling price of gasoline of 1.1 cents per gallon for the current year first three fiscal quarters and 7.2 cents per gallon for the third fiscal quarter alone, as compared to the corresponding periods of the prior year. In addition, gasoline revenues were favorably impacted in both the current year three fiscal quarters and third fiscal quarter by an increase in total gallons sold of approximately 1.1 million gallons and 640,000 gallons, respectively, as compared to the corresponding periods of the prior year. The increases in gasoline gallons sold represented, on a per location basis, an average gallonage increase of approximately 1.4% in the current year first three fiscal quarters and 0.8% for the current year third fiscal quarter alone.
        Manufacturing and distribution revenues increased in the current year first three fiscal quarters and third fiscal quarter due to increased sales of ice cream to an external distributor as well as increased sales of cigarettes and candy to stores in certain marketing areas of the Company.
        Income from operations decreased by $8.0 million for the current year first three fiscal quarters and decreased by $1.0 million for the current year third fiscal quarter alone, as compared to the corresponding periods of the prior year. This was attributable to a decrease in earnings from the convenience store and manufacturing and distribution operations of the Company, as well as the $2.6 million of nonrecurring charges in the current year three fiscal quarters of which $750,000 was recorded in the current year third fiscal quarter alone

(see Note 7 to the Consolidated Financial Statements). In addition, income for operations for the current year first three fiscal quarters was further decreased due to lower earnings from gasoline operations, although gasoline earnings increased for the current year third fiscal quarter alone.

        Income for convenience store operations decreased for both the current year first three fiscal quarters and the third fiscal quarter primarily due to reduced product gross margins partially offset by the comparable store sales increases discussed above. The reduced gross margins were caused in part by product promotions, as well as an increase in costs associated with the Company's last-in, first-out (LIFO) inventory valuation method. (The
LIFO provision was reduced in the prior year three fiscal quarters and third fiscal quarter due to a decrease in cigarette prices, which constitutes one of the Company's major product categories.) Convenience store operations were also impacted by higher store selling expenses in the current year first three fiscal quarters and third fiscal quarter due primarily to increased store labor costs.
        Income from gasoline operations decreased for the current year first three fiscal quarters, due to a decrease in gasoline gross margins of approximately 0.2 cents per gallon as compared to the first three fiscal quarters of the prior year, partially offset by the increase in gasoline gallons sold described above. Additionally, for the current year first three fiscal quarters, the Company incurred higher operating costs related to compliance with environmental regulations, reflecting an increase in the expenses associated with the remediation of the Company's gasoline locations after considering expected reimbursements of a portion of the total remediation costs from various state environmental trust funds.
Such remediation costs are incurred in the ordinary course of business and can fluctuate from year to year. Gasoline earnings increased for the current year third fiscal quarter as compared to the prior year third fiscal quarter due to an increase in gasoline gross margins of 1.3 cents per gallon, combined with higher gasoline gallons sold as discussed above, and lower operating costs related to compliance with environmental regulations.
        Income from manufacturing and distribution operations decreased in the current year first three fiscal quarters and the third fiscal quarter due primarily to reduced operating margins, resulting in part from competitive product pricing, as well as increased labor costs.
        Other selling, general and administrative expenses remained relatively constant for the current year first three fiscal quarters and for the third fiscal quarter when compared to the corresponding periods of the prior year.
        Interest expense, net of interest income, increased by $1,189,000 in the current year first three fiscal quarters and by $357,000 in the current year third fiscal quarter alone primarily due to the overall increase in the Company's long-term debt obligations. In addition, interest expense for the current year-to-date period was increased due to duplicative interest expense during March, 1994 associated with the Company's Notes issued March 3, 1994 and the 14.25% subordinated debentures which were outstanding through April 4, 1994, the date on which the debentures were redeemed in full. These increases were partially offset by increased interest income in the current year earned on the Company's higher average cash balance as well as the investment of a portion of the Company's cash in U.S. Treasury Bills and other cash equivalents as discussed above.

        Loss on disposition of properties was negatively impacted in the current year first three fiscal quarters due to the writedown of a vacant office building to market value as well as a charge for the write-off of estimated unrecoverable costs related to approximately 60 locations that the Company has decided to close or sell.
        The effective tax rate for the Company was a benefit of 40% for the current year first three fiscal quarters and a provision of 41% for the current year third fiscal quarter alone as compared to a provision of 40% for both the prior year first three fiscal quarters and third fiscal quarter.
The Company provides for income taxes at the effective rate expected to be incurred for the entire year, except for the potential adjustment in the current year fourth fiscal quarter related to the settlement of an Internal Revenue Service income tax examination (See Note 8 to the Consolidated Financial Statements).
        Net loss for the current year first three fiscal quarters was $3,501,000 or $0.63 per share, as compared to net income of $3,443,000 or $0.62 per share for the prior year first three fiscal quarters. Net income for the current year third fiscal quarter was $368,000 or $0.07 per share, as compared to $1,339,000 or $0.24 per share for the corresponding period of the prior year. In addition to the items discussed above, the net loss in the current year first three fiscal quarters was impacted by a $389,000 charge (net of the related income tax benefit) for the cumulative effect of an accounting change related to the rate used to discount the Company's self-insurance reserves (see Note 2 to the Consolidated Financial Statements).

                           PART II- OTHER INFORMATION


Item 1. Legal Proceedings
        The Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 30, 1994 (the "Second Quarter 10-Q") described in Item 1 of
Part II certain legal proceedings that had arisen with respect to the termination of Frank Colaccino as President and Chief Executive Officer of the Company. The Second Quarter 10-Q further stated that an agreement in principle had been reached with Mr. Colaccino to settle the disputes and legal proceedings between Mr. Colaccino and the Company, and that the estimated costs of the settlement and related matters, including legal expenses, had been reflected as a nonrecurring charge in the Second Quarter 10-Q (the "Settlement"). The Company anticipates that the Settlement documents reflecting this agreement in principle will be executed in the near future.


Item 5.  Other Information
        Matters Arising Out of the Termination of Frank Colaccino
The Company has been advised by Charles Nirenberg, Chairman of the Board of Directors of the Company, that an affiliate of his has purchased from the Connecticut Development Authority (the "CDA"), the indebtedness that was owed by DM Associates Limited Partnership ("DM Associates") to the CDA. Mr. Nirenberg has advised the Company and DM Associates that such affiliate intends to waive any existing default with respect to such indebtedness.

        Reduction of Administrative Support Staff, Other Cost Savings and Revenue Enhancement
        On November 3, 1994 the Company announced a reduction of approximately 20% of its administrative support staff, or a total of 112 positions. The reduction included 63 positions at the Company's corporate headquarters in Enfield, Connecticut, as well as regional office downsizing and an elimination of other positions through attrition.
        The staff reductions are anticipated to result in annualized pretax savings to the Company of approximately $4.1 million. A nonrecurring pretax charge of $750,000 was recorded in the Company's third fiscal quarter relating to costs of severance and outplacement services offered to the transitioning employees.

Item 6.   Exhibits and Reports on Form 8-K
        (b) Reports on Form 8-K:
        On September 8, 1994, the Company filed a Current Report on Form 8-K with the SEC in which the Company described the removal, by the Board of Directors of the Company, of Frank Colaccino as Chief Executive Officer and President on August 25, 1994. The Board of Directors also named Robert B. Stein, Jr. as Chief Operating Officer of the Company.
        On September 13, 1994, the Company filed a Current Report on Form 8-K with the SEC in which the Company described its issuance of a press release on September 2, 1994 containing a complete description of certain events concerning the Company and its majority stockholder.
        No financial statements were filed with either Current Report.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                DAIRY MART CONVENIENCE STORES, INC.




Date:  December 19, 1994        /s/ Gregory G. Landry
                                Gregory G. Landry
                                Executive Vice President
                                Chief Financial Officer