Form 10-K
period 1995-01-28
DAIRY MART CONVENIENCE STORES INC
filed 1995-05-15
CIK 721675

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            Form 10-K
               (Mark one)

           X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended January 28, 1995

              Transition Report Pursuant to Section 13 or
                 15 (d) of the Securities Exchange Act
                 of 1934

                 For the Transition Period From       to

                 Commission File Number 0-12497

               DAIRY MART CONVENIENCE STORES, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                               04-2497894
(State or other juris-                  (I.R.S. Employer
diction of incorporation                Identification No.)
or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 8, 1995, 2,782,109 shares of Class A Common Stock and 2,785,665 shares of Class B Common Stock were outstanding, and the aggregate market value of both classes of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $17,547,101.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1995 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year are incorporated by reference in Part
III.

                             PART I

ITEM 1.   BUSINESS

General

     Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart"), was founded in 1957 and operates one of the nation's largest convenience store chains. As of the fiscal year ending January 28, 1995, the Company operated or franchised approximately 960 stores under the "Dairy Mart" name in 11 states located in the Northeast, Midwest and Southeast, of which 406 stores sold gasoline and 317 stores were franchised.

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

     The Company's facilities in Enfield, Connecticut and Cuyahoga Falls, Ohio manufacture and process milk, fruit juices, and other non-carbonated beverages which are distributed to stores in the Northeast and the Midwest regions. The dairy plant in Ohio manufactures and distributes ice cream to most stores. In the Southeast region, the Company distributes dairy products, tobacco products, candy and certain other merchandise to stores in Kentucky and Indiana. However, subsequent to the end of fiscal 1995, the Company entered into agreements to sell its dairy manufacturing and distribution operations in both Connecticut and Ohio and announced its intention to sell its distribution center in Kentucky (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Strategic Initiatives-Dairy Manufacturing & Distribution Operations").

     The Company is incorporated in Delaware and maintains its principal executive offices at One Vision Drive, Enfield, Connecticut 06082. The Company's telephone number is (203)
741-4444.

Stores

     The Company's stores are generally located in densely populated suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. Approximately 400 locations also sell gasoline. Shelving and displays, including refrigeration units, deli and other fast food counters and displays, are designed to encourage customers to purchase high profit margin products including impulse purchase items such as candy, fountain drinks and ice cream novelties. Stores are located on sites which are well-lit, easily accessible by customers and provide ample parking. All of the Company's stores also offer extended hours for additional convenience, with over one-half of the stores open 24 hours per day. A typical Dairy Mart store ranges between 2,400 and 2,700 square feet and is a free standing structure.

     As of January 28, 1995, the Company operated and franchised retail convenience stores in the following three regions of the United States:
                                                   Number of
Northeast Region                                     Stores

   Massachusetts . . . . . . . . . . . . . . . .       64
   Connecticut . . . . . . . . . . . . . . . . .       59
   New York  . . . . . . . . . . . . . . . . . .       37
   Rhode Island. . . . . . . . . . . . . . . . .       22

    Total Northeast Stores . . . . . . . . . . .      182

Midwest Region

   Ohio. . . . . . . . . . . . . . . . . . . . .      498
   Michigan. . . . . . . . . . . . . . . . . . .       43
   Pennsylvania. . . . . . . . . . . . . . . . .       31

    Total Midwest Stores . . . . . . . . . . . .      572

Southeast Region

   Kentucky. . . . . . . . . . . . . . . . . . .      160
   Indiana . . . . . . . . . . . . . . . . . . .       21
   Tennessee . . . . . . . . . . . . . . . . . .       14
   North Carolina. . . . . . . . . . . . . . . .       12

    Total Southeast Stores . . . . . . . . . . .      207

        Total Stores . . . . . . . . . . . . . .      961

   Upgrade and Remodel of Existing Store Base and Closing
   Underperforming Stores

     Management has implemented a plan to upgrade and remodel the Company's retail and gasoline locations and to downsize its store operations through the closing or sale of underperforming locations. During fiscal 1995, the Company decided to close or sell 143 retail convenience stores, of which 72 had been closed or sold as of January 28, 1995. (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Strategic Initiatives-Upgrade and Remodel of Existing Store Base" and "-Underperforming Stores").

Gasoline Operations

     Gasoline sales enable the Company to significantly increase a store's total level of sales without a commensurate increase in overhead. Gasoline sales accounted for approximately 35% of total revenues of the Company for each of the past three fiscal years. As of January 28, 1995, 406 stores sold gasoline; however, the Company plans to close or sell approximately 57 additional gasoline facilities that do not meet the Company's criteria for capital investment in fiscal 1996. Financial information related to the Company's gasoline operations for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements.

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

     Gasoline profit margins have a significant impact on the Company's income. Such profit margins could be adversely influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market due to supply interruptions. In addition, gasoline profit margins are continually influenced by competition in each local market area.

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

     In recent years, the Company has been altering the mix of products to emphasize the sale of items carrying higher profit margins. Fast food items not only carry higher profit margins but also tend to lead to the purchase of other high profit margin products and impulse items, including salty-snacks, candy and beverages. Dairy Mart has introduced a number of private label products, which generally carry a higher gross profit margin than the Company's average gross profit margin on comparable products.

Manufacturing and Distribution Operations

     The Company supplied its stores and most franchised stores through a product distribution system which included the Company's own manufacturing, distribution and processing facilities, and other distributors. Through its manufacturing, processing and distribution facilities in Connecticut and Ohio, the Company supplied all of the milk and a substantial portion of the ice cream, juices and non-carbonated beverages for the stores in the Northeast and the Midwest. Many other products which were not produced by the Company were, and continue to be, supplied to the Northeast and Midwest regions by one wholesale distributor under a ten-year contract entered into in February, 1988. The Company supplied the Southeast region stores in large part through its 35,000 square foot distribution facility located in Louisville, Kentucky. In April, 1995, the Company entered into agreements to sell its dairy manufacturing and distribution operations in both Connecticut and Ohio and announced its intention to sell its distribution center in Kentucky. In conjunction with these transactions, the Company has entered into long-term marketing and supply agreements to purchase milk and dairy products at competitive prices, primarily under the Company's private label (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Strategic Initiatives-Dairy Manufacturing & Distribution Operations").

Franchise Operations

     The Company franchises 317 stores throughout its three geographic regions. Franchise stores generally follow the same operating policies as Company stores, and are subject to Company supervision under franchise agreements. Company operated and franchise stores are of the same basic store design and sell substantially the same products. In the past, most franchisees purchased their products from the Company or the suppliers used by the Company. In the future, since the Company has agreed to sell its manufacturing and distribution businesses in both Connecticut and Ohio and announced its intention to sell its distribution center in Kentucky, the Company will encourage its franchisees to purchase their products from the suppliers used by the Company.

     The Company offers two types of franchising arrangements-the "full" franchise and the "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store, and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of January 28, 1995, there were 146 full franchise locations and 171 limited franchise locations.

     The Company's franchising strategy seeks to: (i) improve the level of retail experience of its new franchisees; and (ii) increase the level of financial commitment by new franchisees. As part of this strategy, new franchisees are now required to undergo more rigorous and thorough interviews and background checks, receive increased levels of financial and retail training, and typically make larger initial cash payments.

     The following table sets forth the number of stores, on both a Company operated and franchise operated basis, that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:


                    January 28, 1995      January 29, 1994      January 30, 1993
              CompanyFranchise  CompanyFranchise CompanyFranchise

              OperatedOperated TotalOperatedOperatedTotalOperatedOperatedTotal

At beginning of period.   687   335 1,022   709   3701,079   685   4491,134

Opened or acquired.....    10    1    11     4     -    4     6     -    6

Closed or sold.........   (57)   (15)   (72)   (50)   (11)  (61)   (34)   (27)
(61)

Transferred (net)......     4    (4)    --     24   (24)   --    52   (52)   --

At end of period.......   644   317   961    687   335 1,022   709   370
1,079



International Operations

     The Company conducts business outside the United States as a joint-venturer, licensor or consultant. Currently, the Company is a party to two agreements with convenience store operators in South Korea and Mexico. As with the Company's prior international arrangements, both such agreements require a specified commitment of Company personnel, but do not require any significant commitment of capital.

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

Competition

     The convenience store and retail gasoline industries are highly competitive. The number and type of competitors vary by location. The Company presently competes with other convenience stores, large integrated gasoline service station operators, super market chains, neighborhood grocery stores, independent gasoline service stations, fast food operations and other similar retail outlets, some of which are well recognized national or regional retail chains. Some of the Company's competitors have greater financial resources than the Company. Key competitive factors include, among others, location, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions and marketing.

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

Employees

     As of January 28, 1995, exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 4,400 employees.

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

     In the ordinary course of business, the Company periodically detects releases of gasoline or other regulated substances from USTs it owns or operates. As part of its program to manage USTs, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline facilities. The Company accrues its estimates of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Additionally, the Company records as receivables the estimated reimbursements of a portion of the total costs from various state environmental trust funds which have provisions for sharing or reimbursing certain costs incurred by UST owners or operators based upon compliance with the terms and conditions of such funds. Due to the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year. Under current federal and state regulatory programs, the Company also will be obligated by December 22, 1998 to upgrade or replace most existing USTs it owns or operates to meet certain corrosion-, overfill- and spill-protection and leak-detection requirements. The Company currently is evaluating each site on an individual basis to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.

     In addition to ongoing assessment and remediation costs, the Company presently estimates that it will be required to make capital expenditures, including those requiring upgrading or replacing of existing USTs, ranging from approximately $12.0 to $16.0 million in the aggregate over the next four fiscal years to comply with current federal and state UST regulations, which capital expenditures could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance. During fiscal 1995, the Company decided to close 81 retail gasoline facilities that do not meet the Company's criteria for capital investment. The Company had closed 24 of these locations by January 28, 1995 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources-Environmental Responsibility").

     The Company's estimate of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions, or other unexpected circumstances. As a result, the actual costs incurred may vary significantly from the estimate noted above.


ITEM 2.   PROPERTIES

     Of the 961 stores in operation as of January 28, 1995, 121 store locations were owned by the Company and 840 were leased. In addition, the Company owns 18 locations and is the primary lessee for 90 locations not currently operated as Dairy Mart stores. The Company's policy is to endeavor to lease or sublease such locations to third parties. From time to time the Company enters into sale-leaseback transactions whereby the Company sells retail locations and leases such locations back from the purchasers.

     The Company owns its corporate headquarters facility in Enfield, Connecticut. This facility is approximately 77,000 square feet and is located on eighty-eight acres of land. The Company also owns its Northeast region operating office building and manufacturing and processing plant located in a 33,000 square foot building, and its 200,000 square foot Midwest processing plant and regional administrative office located in Cuyahoga Falls, Ohio. The Company leases administrative offices for its Southeast regional offices and leases a warehouse facility in Louisville, Kentucky. The Company is attempting to sell its corporate headquarters facility in Enfield, Connecticut, and the buildings and real estate that formerly comprised its Connecticut and Ohio manufacturing and distribution facilities (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Strategic Initiatives-Dairy Manufacturing & Distribution Operations," "-Non-operating Assets" and Notes 12 and 13 to the Consolidated Financial Statements).


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                             PART II


ITEM 5.   MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


     The Company has not paid any cash dividends during the last two fiscal years and pursuant to loan covenants contained in the Company's amended senior revolving credit facility, is currently restricted from paying any dividends and from repurchasing its capital stock. The Company's Class A Common Stock and Class B Common Stock are traded on The Nasdaq Stock Market under the symbols DMCVA and DMCVB. The following table sets forth the high and low sales prices per share of both classes of the Company's Common Stock, as quoted on The Nasdaq Stock Market, for the last two fiscal years.

                                   Class A         Class B
                                    Common          Common
                                    Stock           Stock
                                 High    Low     High    Low


Fiscal Year Ended January 28, 1995:


First Quarter                    7 1/4   5 3/4     8     6 3/4
Second Quarter                   6 1/2   3 3/4   6 3/4   4 1/4
Third Quarter                    4 1/4   2 1/2   4 3/4   2 1/4
Fourth Quarter                     4     2 5/8   4 1/4   2 7/8


Fiscal Year Ended January 29, 1994:


First Quarter                      6     4 1/2   6 3/4   4 3/4
Second Quarter                   5 7/8   4 3/8   6 3/8   4 11/16
Third Quarter                    6 7/8   5 1/2   6 3/4   5 5/8
Fourth Quarter                     7     5 3/4   7 1/2   5 3/4


There were approximately 2,800 stockholders as of May 8, 1995.
Included in this number are shares held in nominee or street names.


ITEM 6.SELECTED FINANCIAL DATA

Five Year Summary


Five Years Ended January 28, 1995                                        1995(a)    1994(a)    1993(a)     1992       1991
                                                                              (in thousands, except per share amounts)

Operating Results:
Net Sales of the Company, Its Subsidiaries and Franchises............. $ 753,460  $ 761,300  $ 775,013  $ 795,539  $ 808,336
Revenues..............................................................   596,782    591,500    580,014    572,761    587,734
Earnings Before Interest Expense, Income Taxes,
     Depreciation and Amortization (EBITDA)...........................     4,377     23,646     16,323     28,852     28,526
Interest Expense......................................................     9,219      7,644      7,456      8,260      8,366
Income (Loss) Before Income Taxes, Extraordinary Item
     and Cumulative Effect of Accounting Changes......................   (17,319)     3,102     (4,797)     7,021      6,802
Net Income (Loss) ....................................................   (11,150)       866     (6,850)     4,092      3,813
Earnings (Loss) Per Share:

     Before Extraordinary Item and Cumulative Effect
          of Accounting Changes.......................................     (1.94)       .33      (.53)        .75        .72
     Net Earnings (Loss) Per Share....................................     (2.01)       .16     (1.26)        .75        .72
Cash Dividends Paid Per Share.........................................        -          -          -          -          -


Balance Sheet
Net Property and Equipment............................................ $  69,563  $  92,014  $  90,643  $  82,974  $  81,399
Total Assets..........................................................   172,228    169,442    175,178    165,555    165,068
Long-Term Debt Including Capital Lease Obligations (b)<F1>............    90,268     77,343     81,035     79,119     78,576
Stockholders' Equity..................................................    22,817     33,870     32,732     39,100     34,842




(a) The results for the years presented include
      nonrecurring and unusual items as follows:                          1995       1994       1993       1992       1991
                                                                       (in thousands)
Nonrecurring Pre-tax Charges:
   Regulatory and Financing Fees and Expenses......................... $   1,216  $     -    $     -    $     -    $     -
   Administrative Severance, Settlement and Related Costs.............     2,800        -        5,200        -          -
   Costs to Divest of Dairy Manufacturing and Distribution Operations.     2,500        -          -          -          -
   Writedown of Non-operating Properties to Net Realizable Value......     3,584        -          -          -          -
   Costs of Store Closings............................................     3,900        -          -          -          -
                                                                       $  14,000        -        5,200        -          -

Other Unusual Items, Net of Related Income Tax Effect:
   Extraordinary Loss on Extinguishment of Debt....................... $     -    $     928  $     -    $     -    $     -
   Loss from Cumulative Effect of Accounting Changes..................       389        -        3,951        -          -

<F1>
(b) Long-term debt including capital lease obligations includes the current portion of long-term debt and capital lease obligations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Summary Results of Operations

     The Company's net loss for fiscal 1995 was $11.2 million as compared to net income of $866,000 for fiscal 1994 and a net loss of $6.9 million for fiscal 1993. Each years' results included nonrecurring or unusual items as follows:

                                                  Fiscal Years
(in millions)                              1995    1994    1993
Nonrecurring pre-tax charges:
 Regulatory and financing fees and expenses$ 1.2   $ --    $ --
 Administrative severance, settlement and related costs  2.8  -- 5.2
 Costs to divest of dairy manufacturing and distribution operations  2.5  --  --
 Writedown of non-operating properties to net realizable value  3.6  --  --
 Costs of store closings                     3.9     --      --
                                           $14.0   $ --    $5.2
Other unusual items, net of related income tax effect:
 Extraordinary loss on extinguishment of debt$ --  $0.9    $ --
 Loss from cumulative effect of accounting changes  0.4  -- 4.0


     The pre-tax results from fiscal 1995 recurring operations decreased $6.4 million from the prior fiscal year. Gasoline results declined $2.1 million in fiscal 1995 compared to fiscal
1994 due to lower gasoline gross margins combined with an increase in environmental remediation costs. Manufacturing and distribution results declined by $1.9 million reflecting the continued underutilization of existing plant capacity and the impact of competitive pricing pressures at the wholesale and retail levels. Convenience store results also declined by $800,000 in fiscal 1995 as compared to fiscal 1994, due primarily to the benefit received in fiscal 1994 associated with the substantial reduction in cigarette prices and the corresponding favorable impact on the Company's last-in, first-out (LIFO) inventory valuation method. Results in fiscal 1995 as compared to fiscal 1994 also reflect a higher level of interest expense associated with the increased level of borrowings subsequent to the recapitalization of the Company's debt structure.


Strategic Initiatives

     In fiscal 1995, management determined it was necessary to fundamentally reassess the Company's direction. As a result, management has redefined certain of its strategies and implemented new corporate initiatives. The overall objective of these strategies and initiatives is to focus the Company's capital and management resources on its core retail business of operating customer friendly, competitively priced convenience stores. In order to accomplish its objective, the Company has (1) recapitalized to reduce the near-term debt obligations and allow its operating cash flow to be reinvested in the chain; (2) downsized its store operations through the sale or closing of underperforming locations; (3) agreed to the divestiture of its dairy manufacturing and distribution operations; (4) targeted certain of its non-operating assets for sale; and (5) reduced a significant portion of its administrative overhead. These actions allow the Company to expand its retail operations through new store construction and the upgrading and remodeling of its existing locations. A more detailed explanation of these initiatives is as follows:

   Capital Structure

     The Company issued $75.0 million principal amount of 10.25%
Senior Subordinated Notes (the "Notes"), all of the principal of which is due March 15, 2004. The net proceeds from the sale of the Notes were used to repay substantially all of the Company's outstanding indebtedness and thus reduced the principal repayment requirements for the next five years by approximately $53 million.

   Underperforming Stores

     The Company has historically evaluated the performance of each of its stores in order to determine its contribution to the Company's overall profitability. In fiscal 1995, management has raised the acceptable level that a store's performance must meet in order for the store to be eligible for on-going capital expenditure support from the Company. Accordingly, the Company has closed or plans to close 143 of its retail convenience stores and 81 of its retail gasoline facilities due to their inability to meet the Company's economic and non-economic criteria for long-term stability and growth.

   Dairy Manufacturing & Distribution Operations

     The Company has entered into agreements to sell its dairy manufacturing and distribution operations in Ohio and Connecticut and is negotiating the sale of its distribution center in Kentucky. In conjunction with these transactions, the Company has entered into long-term marketing and supply agreements to purchase milk and dairy products at competitive prices, primarily under the Company's private label. The capital raised from these transactions, supplemented by the expected profit and cash flow enhancements, will be used to fund future capital expenditures.


   Non-Operating Assets

     In an effort to redirect capital from within the business to enhance overall returns and increase liquidity, management has identified certain non-operating assets which it has sold or intends to sell. Management has established an internal rate of return criteria to evaluate assets in order to optimize the return on the Company's capital investment.

   Administrative Overhead

     The Company has decreased its general and administrative costs through the downsizing and consolidation of its three administrative offices into one central location and through further reduction of its administrative support staff in fiscal
1995. These actions are intended to bring the Company's cost structure in line with its downsized operations. Further reductions in all areas of the Company's operating and overhead expenses are anticipated through on-going reviews of cost reduction opportunities.

   New Stores

     A major component in the Company's growth strategy is to continue to build new stores and increase its level of gasoline sales. All new store locations have significantly expanded gasoline retailing capacity and devote a greater amount of selling space to high profit margin products.

   Upgrade and Remodel of Existing Store Base

     Management has implemented a plan to upgrade and remodel the Company's retail and gasoline locations to cater to the always changing convenience needs of today's customer. The plan includes modernizing and re-imaging the store's appearance, upgrading the gasoline facilities and installing the most modern environmental protection equipment. Remodeled stores will also have more space devoted to higher profit margin items and certain stores will introduce "Branded Fast Food" concepts, such as Taco Bell, Subway and Pizza Hut, to attract customers and enhance performance.

   Technological Upgrade

     The Company's Information Systems group is currently evaluating several technological upgrades and procedural enhancement opportunities to increase the efficiency of the existing store operations and corporate support functions. These enhancements will provide more detailed and timely information regarding store operations, including composition of sales, inventory levels and product pricing and profit analysis.


Results of Operations

     Revenues


     Revenues for fiscal 1995 increased $5.3 million from fiscal
1994 and revenues for fiscal 1994 increased $11.5 million from fiscal 1993. A summary of revenues by operating area for the three fiscal years is shown below:

                                   Fiscal Years
(in millions)                   1995    1994     1993
Convenience store               $355.4  $355.8   $347.3
Gasoline                         210.5   206.2    202.8
Manufacturing and distribution    28.6    27.1     25.9
Other                              2.3     2.4      4.0
           Total                $596.8  $591.5   $580.0


     Convenience store revenues decreased $400,000, or 0.1%, in fiscal 1995 as compared to fiscal 1994 due to a net reduction of 61 store locations, offset by a 2.8% increase in comparable store sales. Although the reduction in store locations had a negative impact on revenues, they did not have a material adverse effect on the results from operations, since the majority of stores closed or sold had been operating at a loss. Convenience store revenues increased $8.5 million, or 2.4%, in fiscal 1994 as compared to fiscal 1993 due primarily to a change in the mix of stores in fiscal 1994 to include more company owned and operated stores and fewer franchise operated stores, offset by the effect of a net reduction of 57 store locations. The Company records as revenue the gross sales of company owned and operated stores compared with franchise fees which are a percentage of gross sales of franchise operated stores.

     Gasoline revenues increased in fiscal 1995 as compared to fiscal 1994 due to an increase in the average selling price of gasoline of 2.1 cents per gallon. Gasoline gallons sold increased marginally in fiscal 1995 as compared to fiscal 1994 despite the decrease in gasoline facilities from 419 sites to 406 sites during fiscal 1995. Gasoline revenues increased in fiscal 1994 as compared to fiscal 1993 due to an increase in total gasoline sold of 9.7 million gallons. This gallonage increase was due primarily to further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at a number of existing locations. Partially offsetting the impact of the higher gallonage on gasoline revenues in fiscal 1994 was a decrease in the average selling price of gasoline of
3.2 cents per gallon as compared to fiscal 1993.

     Manufacturing and distribution revenues increased both in fiscal 1995 and fiscal 1994 primarily due to the recognition of new wholesale business introduced in the second quarter of fiscal 1993, which included selling ice cream products to an unaffiliated distributor and a new product line marketed in certain operating regions of the Company. These increases were partially offset by an overall decline in demand for manufactured dairy product as a result of the reduced number of store locations.

     Other revenues decreased in fiscal 1994 as compared to fiscal 1993 due to the recognition of a one-time licensing fee earned in fiscal 1993 related to the start-up of the Company's Mexican joint venture operation and reduced interest income earned in fiscal 1994.

   Gross Margins

     Gross margins for fiscal 1995 decreased $4.2 million from fiscal 1994 and gross margins for fiscal 1994 increased $6.4 million from fiscal 1993. A summary of the gross margins by operating area for the three fiscal years is shown below:


                                   Fiscal Years
(in millions)                   1995    1994     1993
Convenience store               $130.0  $130.8   $126.2
Gasoline                          24.0    25.4     20.0
Manufacturing and distribution     0.7     2.6      4.6
Other                              2.3     2.4      4.0
           Total                $157.0  $161.2   $154.8

     Convenience store gross margins decreased by $800,000 in fiscal 1995 as compared to fiscal 1994 due to an increase in costs associated with the Company's LIFO inventory valuation method. The fiscal 1995 LIFO provision reflected a normal inflationary increase, while the fiscal 1994 LIFO provision was reduced due to a substantial decrease in cigarette prices, which constitute one of the Company's major product categories. Convenience store gross margins increased $4.4 million in fiscal 1994 as compared to fiscal 1993 due to improved product gross margins, higher lottery and money order commissions and the effect of the reduction in the fiscal 1994 LIFO provision described above.

     Gasoline gross margins decreased by $1.4 million in fiscal 1995 as compared to fiscal 1994 primarily due to a decrease of
0.6 cents in gross margin per gallon. Gasoline gross margins increased $5.4 million in fiscal 1994 as compared to fiscal 1993 due to the favorable impact of higher gallons sold combined with an increase of 2.1 cents in gross margin per gallon.

     Manufacturing and distribution gross margins declined in fiscal 1995 and fiscal 1994 due to the continued underutilization of existing plant capacity and the impact of competitive product pricing. These decreases in gross margins were partially offset by increased profits realized from the new business introduced in fiscal 1993 as described above.

   Selling and General and Administrative Expenses

     Selling expenses for fiscal 1995 increased $700,000 from fiscal 1994 and selling expenses for fiscal 1994 increased $3.3 million from fiscal 1993. A summary of selling expenses by operating area and general and administrative expenses for the three fiscal years is shown below:

                                              Fiscal Years
(in millions)                        1995        1994     1993
Selling expenses:
  Convenience store                  $104.3      $104.3   $101.8
  Gasoline                             11.9        11.2     10.4
                                      116.2       115.5    112.2

General and administrative expenses    34.0        34.5     34.3

                  Total              $150.2      $150.0   $146.5

     Convenience store selling expenses remained constant in fiscal 1995 as compared to fiscal 1994. Higher store labor and rent costs were offset by the reduction in the number of store locations as described above. Convenience store selling expenses increased $2.5 million in fiscal 1994 as compared to fiscal 1993 due to the change in store mix to include more company owned and operated stores and fewer franchise operated stores and higher advertising and store maintenance expenses. The Company is obligated to pay for only certain selling expenses associated with franchise operated stores versus all of the selling expenses associated with company owned and operated stores. This increase was partially offset by the reduction in the number of store locations described above.

     Gasoline selling expenses increased $700,000 in fiscal 1995 as compared to fiscal 1994 primarily due to increased environmental expenses associated with the remediation of gasoline locations after considering expected reimbursements from various state environmental trust funds. Gasoline selling expenses increased $800,000 in fiscal 1994 as compared to fiscal 1993 due to increased gallons sold described above, partially offset by a decrease in environmental remediation costs.

     General and administrative expenses decreased in fiscal 1995 as compared to fiscal 1994 due to reduced administrative staff. General and administrative expenses increased in fiscal 1994 as compared to fiscal 1993 due to higher personnel related costs, partially offset by a decrease in administrative staff resulting from the consolidation of regional corporate offices (see "Strategic Initiatives-Administrative Overhead").

   Interest Expense, Inflation and Taxes

     Interest expense increased in fiscal 1995 as compared to fiscal 1994 and fiscal 1993, due to an increased level of borrowings associated with the issuance of the Notes (see
"Strategic Initiatives-Capital Structure") and to a lesser extent the overall increase in current interest rates on variable rate borrowings.

     Inflation did not have a material effect on the Company's revenues, gross margins, selling and general and administrative expenses in fiscal 1995, fiscal 1994 and fiscal 1993, respectively, other than the effect of cigarette price reductions discussed above.

     The effective tax rate for the Company was a benefit of 38% and 40% for fiscal years 1995 and 1993, respectively, and a provision of 42% for fiscal 1994 (see Note 6 to the Consolidated
Financial Statements).


Liquidity and Capital Resources

     The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term debt and capital lease obligations after giving effect to the Company's recapitalization of its outstanding debt during the first quarter of fiscal 1995 (see "Cash Provided by Financing Activities"). The fiscal 1995 capital expenditures of the Company were primarily funded by the excess proceeds from the debt recapitalization, after retirement of substantially all of the Company's previously existing debt obligations, and by excess operating cash flow after debt service. In addition, the Company has a revolving line of credit available, although not utilized during the last twelve months, to address the timing of certain working capital disbursements in the future. Management believes that the cash flow from operations and the sale of certain underperforming and non-operating assets will provide the Company with ample liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see "Strategic Initiatives-New Stores" and "-Upgrade and Remodel of Existing Store Base").

   Cash Provided by Operating Activities

    During fiscal 1995, net cash generated by operations was $7.6 million lower than prior fiscal year. This decrease was primarily due to the unfavorable results of recurring operations in fiscal

1995 as compared to fiscal 1994 (see "Summary Results of Operations"), and the cash outflows related to certain nonrecurring charges recorded in fiscal 1995 (see Note 12 to the Consolidated Financial Statements).

     During fiscal 1995, the Company paid its trade payables in an average of 24 days, which compares to 24 days and 23 days for fiscal 1994 and fiscal 1993, respectively. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending weekly remittance of such funds to the issuer of the money orders. As of January 28, 1995 and January 29, 1994, the amounts due the issuer were $5.3 million and $6.2 million, respectively. The Company's remittance obligation to the issuer of the money orders is primarily secured by an outstanding letter of credit in the amount of $6.5 million.

   Cash Provided by Financing Activities

     Net cash provided by financing activities increased by $14.1 million from the prior fiscal year as a result of the recapitalization of the Company's debt structure through the issuance of $75.0 million of 10.25% Senior Subordinated Notes (the "Notes"), all of the principal of which is due March 15, 2004 (see Note 4 to the Consolidated Financial Statements). The proceeds from the issuance of the Notes, net of $2.3 million of offering costs, were used to repay a previously existing bank term loan and bank revolving loan and redeem in full the Company's 14.25% subordinated debentures. The excess proceeds from the issuance of the Notes were primarily used to fund capital expenditures in fiscal 1995.

     The recapitalization of the Company's debt structure has been integral toward accomplishing management's overall objective of redirecting the Company's capital for purposes of expanding its retail operations. As a result of the recapitalization, the Company significantly reduced its near-term debt service requirements thus improving the Company's financial and operating flexibility. Maturities of the Company's long-term debt obligations before and immediately following the issuance of the Notes are as follows through fiscal 1999:


   Maturities of Long-Term Debt Obligations

Fiscal Year        Pre-issuance       Post-issuance
                          (in millions)

1995               $ 8.1              $ 3.1
1996                18.0                1.7
1997                22.1                0.8
1998                 6.0                0.8
1999                 6.9                1.6
                   $61.1              $ 8.0

     In connection with the issuance of the Notes, the Company entered into a senior revolving credit facility which provided for the availability of up to $30.0 million in revolving credit loans reduced by outstanding letters of credit not to exceed $15.0 million in the aggregate. As of January 28, 1995, the Company had no outstanding revolving credit loans under the credit facility, but did have $13.1 million of letters of credit outstanding thereunder, including, as discussed above, the letter of credit issued to secure the Company's remittance obligation to the issuer of money orders.

     Subsequent to fiscal 1995, management finalized an amendment to the senior revolving credit facility. Under the terms of the amended senior revolving credit facility, the Company has temporarily reduced the total availability to $20.0 million with $15.0 million available for the issuance of letters of credit. As of the date of the amendment, the Company had no outstanding revolving credit loans under the credit facility, but did have $12.9 million of letters of credit outstanding thereunder. The Company may utilize the amended credit facility as needed for working capital and general corporate purposes (see Note 4 to the Consolidated Financial Statements).

   Cash Used by Investing Activities

     Net cash used by investing activities increased by $8.8 million from the prior fiscal year, primarily due to an increased level of capital expenditures associated with new store construction and the upgrading of existing stores. Consistent with certain strategic initiatives described above, the Company strengthened its investment in its retail operations by adding 11 new store locations and by upgrading a majority of store locations with new fountain soda equipment which offers an expanded variety of high margin products. In addition, the Company's investing activities were increased in the current fiscal year due to the short-term investment of $3.9 million in U.S. Treasury Bills partially offset by the sale of $1.9 million of such investments.

   Capital Expenditures

     The Company anticipates spending approximately $22 million for capital expenditures in fiscal 1996 by purchasing store and gasoline equipment for new store locations, remodeling approximately 15% of its existing stores, introducing the "Branded Fast Food" concept in a number of stores, and significantly upgrading certain gasoline locations to provide credit card readers at the pump, improve outdoor lighting and to meet current environmental standards (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations and from cash received on the disposition of underperforming and non-operating assets held for sale as of January 28, 1995. Subsequent to fiscal 1995, the Company also sold and leased back 16 of its existing store properties (see Note 13 to the Consolidated Financial Statements) and intends to lease the real estate for the majority of new store locations.

   Environmental Responsibility

     The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of January 28, 1995, the Company had recorded an accrual of $2,302,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.

     The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of January 28, 1995, the Company had recorded a net state trust fund reimbursement receivable of $1,031,000 (representing a gross receivable of $1,432,000 less an allowance of $401,000). Although there are no assurances as to the timing, the Company anticipates receiving reimbursements from the state environmental trust funds within one to four years from the payment of the reimbursable assessment and remediation expenses.

    In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $12.0 to $16.0 million in the aggregate through December 1998. These costs could be reduced for low volume locations closed in lieu of the capital cost of compliance.

     The Company's estimate of costs to be incurred for environmental assessment and remediation and for required underground storage tank upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements or detection of unanticipated environmental conditions.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated financial statements of the Company and its subsidiaries and notes thereto, appear on Pages F-1 through F-15 of this Form 10-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES


     None.

                            PART III


Information required by Items 10, 11 and 12 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) is incorporated herein by reference from the sections entitled "ITEM 1-ELECTION OF DIRECTORS-Nominees for Election As Directors," "INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS," "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "OUTSTANDING STOCK AND VOTING RIGHTS," "PRINCIPAL SHAREHOLDERS," AND "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its 1995 fiscal year.


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

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.


(a)  The following are filed as part of this Form 10-K:

     (1)  Financial Statements:

          For a listing of financial statements which are filed as part of this Form 10-K, see Page F-1.

     (2)  Financial Statement Schedules:                     Page

          Report of Independent Public Accountants on
          Schedules                                            29

          Schedule II - Valuation Accounts                     30

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits:

     Exhibit Number:

     (3)       Articles of Incorporation and Bylaws.

     (3.1)     The Company's Restated Certificate of
               Incorporation, as amended, was filed as Exhibit
               3.1 to the Company's Form 10-K for the fiscal year ended February 1, 1992 and is incorporated herein by reference.

     (3.2) The Company's Amended and Restated Bylaws are filed as Exhibit 3.2 attached hereto.

     (4) Instruments defining the rights of security holders, including indentures.

     (4.1) The instruments defining the rights of the holders of the Company's Common Stock include the Company's Restated Certificate of Incorporation and Amended and Restated Bylaws, filed as Exhibits
               3.1 and 3.2 hereto, and those instruments filed as
               Exhibit 4.1 of the Company's Registration
               Statement on Form S-1 (Registration No. 33-639) dated November 5, 1985, which are incorporated herein by reference.

     (4.2) The instrument defining the rights of the holders of the Company's 10.25% Senior Subordinated Notes due 2004 is the Indenture dated March 3, 1994, among the Company, Society National Bank, as trustee, and certain other parties, which was filed as Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended January 29, 1994, and is incorporated herein by reference.

     (10)      Material Contracts.

     (10.1) Amended Credit Agreement dated as of May 12, 1995, among the Company, Fleet Bank, National
               Association and Society National Bank is filed as
               Exhibit 10.1 attached hereto.

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

     (10.4) 1990 Stock Option Plan and forms of qualified and non-qualified stock option agreements thereunder were filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended February 2, 1991, and are incorporated herein by reference.

     (10.5) Employment Agreement between the Company and Charles Nirenberg, dated December 5, 1991, was filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended February 1, 1992, and is incorporated herein by reference.

     (10.6) 1995 Stock Option Plan for Outside Directors is filed as Exhibit 10.6 attached hereto.

     (10.7)    Agreement regarding employment matters dated
               September 16, 1994 between the Company and Gregory
               G. Landry is filed as Exhibit 10.7 attached hereto.

     (10.8)    Agreement regarding employment matters dated
               September 16, 1994 between the Company and Robert
               B. Stein, Jr. is filed as Exhibit 10.8 attached hereto.

     (10.9)    Agreement regarding employment matters dated
               September 16, 1994 between the Company and
               Mitchell J. Kupperman is filed as Exhibit 10.9 attached hereto.

     (10.10) Settlement agreement dated January 27, 1995 between the Company and Frank Colaccino is filed as Exhibit 10.10 attached hereto.

     (21) Subsidiaries of the Registrant is attached hereto as Exhibit 21.

     (23)      Consent of Arthur Andersen LLP to the
               incorporation of their reports included in this Form 10-K, into the Company's previously field
               Registration Statements on Forms S-8, is attached hereto as Exhibit 23.

     (27) Financial Data Schedule is filed as Exhibit 27 attached hereto.

(b)  Reports on Form 8-K

          None filed during the Company's fourth quarter.

(c)  See (3) above.

(d)  See (2) above.

                           SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 1995


                         DAIRY MART CONVENIENCE STORES, INC.


                         By /s/ Robert B. Stein, Jr.
                           Robert B. Stein, Jr.
                           President


                         By /s/ Gregory G. Landry
                           Gregory G. Landry
                           Executive Vice President, Chief
                           Financial Officer, Chief
                           Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:  May 15, 1995      /s/ Robert B. Stein, Jr.
                          Robert B. Stein, Jr.
                          President and Director



Dated:  May 15, 1995      /s/ Gregory G. Landry
                          Gregory G. Landry
                          Executive Vice President, Chief
                          Financial Officer, Chief Accounting
                          Officer and Director



Dated:  May 15, 1995      /s/ Mitchell J. Kupperman
                          Mitchell J. Kupperman
                          Executive Vice President
                          Director



Dated:  May 15, 1995      /s/ Charles Nirenberg
                          Charles Nirenberg
                          Chairman of the Board and Director



Dated:  May 15, 1995      /s/ Frank W. Barrett
                          Frank W. Barrett
                          Director



Dated:  May 15, 1995      /s/ John W. Everets, Jr.
                          John W. Everets, Jr.
                          Director



Dated:  May 15, 1995      /s/ Theodore W. Leed
                          Theodore W. Leed
                          Director

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Dairy Mart Convenience Stores, Inc.


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K, and have issued our report thereon dated May 15, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              ARTHUR ANDERSEN LLP

Hartford, Connecticut
May 15, 1995

SCHEDULE II


                                        DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                                                         VALUATION ACCOUNTS


           Column A         Column B              Column C  Column D    Column E

                                                                          Additions
                         Balance at    Charge to            Deductions  Balance at
                          Beginning    Costs and Other and  Accounts       End of
         Description      of Period     Expenses Recoveries Written off    Period


Reserve for Doubtful Accounts:

Fiscal Year End January 30, 1993$ 1,183,423$  955,220$      --$ (485,519)$ 1,653,124
Fiscal Year End January 29, 1994  1,653,124   958,336       --  (787,283)  1,824,177
Fiscal Year End January 28, 1995  1,824,177 1,053,818    14,057(1,163,810)  1,728,242


                       DAIRY MART CONVENIENCE STORES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                             Form 10-K
                                                Page

Report of Independent Public Accountants        F-2

Consolidated Statements of Operations and Retained
   Earnings for the Fiscal Years Ended January 28, 1995,
   January 29, 1994 and January 30, 1993.       F-3

Consolidated Balance Sheets as of January 28, 1995 and
   January 29, 1994                             F-4

Consolidated Statements of Cash Flows for the Fiscal Years
   Ended January 28, 1995, January 29, 1994 and
   January 30, 1993                             F-5

Notes to Consolidated Financial Statements for the
   Fiscal Years Ended January 28, 1995, January 29, 1994 and
   January 30, 1993                          F-6 to 15

<AUDIT-REPORT>
Report of Independent Public Accountants


To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dairy Mart Convenience Stores, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.

Hartford, Connecticut                                        Arthur Andersen LLP
May 15, 1995

                               F-2
</AUDIT-REPORT>


Consolidated Statements of Operations and Retained Earnings



For the Years Ended January 28, 1995, January 29, 1994 and January 30, 1993              1995          1994          1993
                                                                                     (in thousands, except per share amounts)
Net Sales of the Company, Its Subsidiaries and Franchises.........................   $   753,460   $   761,300   $   775,013

Revenues..........................................................................   $   596,782   $   591,500   $   580,014

Cost of goods sold and expenses:

     Cost of goods sold...........................................................       439,757       430,254       425,180
     Selling, general and administrative expenses.................................       150,245       150,006       146,542
     Interest expense.............................................................         9,219         7,644         7,456
     Loss on disposition of properties, net.......................................           880           494           433
     Nonrecurring charges.........................................................        14,000           -           5,200
                                                                                         614,101       588,398       584,811
          Income (loss) before income taxes, extraordinary item and
             cumulative effect of accounting changes..............................       (17,319)        3,102        (4,797)

(Provision for) benefit from income taxes.........................................         6,558        (1,308)        1,898
          Income (loss) before extraordinary item and cumulative effect
             of accounting changes................................................       (10,761)        1,794        (2,899)

Extraordinary loss on extinguishment of debt (net of income tax benefit of $677)..           -            (928)          -
          Income (loss) before cumulative effect of accounting changes............       (10,761)          866        (2,899)

Cumulative effect of accounting changes...........................................          (389)            -        (3,951)
          Net income (loss).......................................................   $   (11,150)  $       866   $    (6,850)



Earnings (loss) per share:
    Before extraordinary item and cumulative effect of accounting changes.........   $    (1.94)   $       .33   $      (.53)
    Extraordinary loss on extinguishment of debt..................................            -           (.17)           -
    Cumulative effect of accounting changes ......................................         (.07)            -           (.73)
Earnings (loss) per share.........................................................   $    (2.01)   $       .16   $     (1.26)



Retained earnings, beginning of year..............................................   $    11,329   $    10,463   $    17,313
Net income (loss).................................................................       (11,150)          866        (6,850)
Retained earnings, end of year....................................................   $       179   $    11,329   $    10,463

Note:  Excise taxes approximating $36,332,000, $29,209,000 and $23,855,000 collected from customers on retail gasoline sales are included in Revenues and Cost of goods sold for fiscal years 1995, 1994 and 1993, respectively.

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets
January 28, 1995 and January 29, 1994                                                                  1995           1994

                                                                                                   (in thousands, except
                                                                                                    share amounts)

    Assets
    Current Assets:
        Cash....................................................................................   $    4,512     $    6,632
        Short-term investment...................................................................        2,053            --
        Accounts and notes receivable...........................................................       12,398         11,770
        Inventory...............................................................................       26,044         26,269
        Prepaid expenses and other current assets...............................................        1,945          2,013
        Deferred income taxes...................................................................        3,537          2,098
           Total current assets.................................................................       50,489         48,782

    Net Book Value of Property and Equipment Held For Sale     .................................       23,378            --

    Property and Equipment:
        Land and improvements...................................................................        9,180         15,199
        Buildings and leaseholds................................................................       31,370         54,231
        Equipment...............................................................................       59,358         75,418
                                                                                                       99,908        144,848
        Less - Accumulated depreciation.........................................................       30,345         52,834
           Net property and equipment...........................................................       69,563         92,014

    Property Under Capital Leases, net of accumulated amortization of $1,617 and $5,145.........        1,015          1,760

    Other Assets:
        Goodwill, net of accumulated amortization of $3,218 and $2,864..........................       10,647         10,961
        Franchise and operating rights, net of accumulated amortization of $2,830 and $2,488....        7,314          7,656
        Notes receivable........................................................................        2,494          2,267
        Other...................................................................................        7,328          6,002
           Total other assets...................................................................       27,783         26,886
     Total assets...............................................................................   $  172,228     $  169,442

    Liabilities and Stockholders' Equity
    Current Liabilities:
       Current portion of long-term debt........................................................   $    1,285     $    3,071
       Current portion of capital lease obligations.............................................          285          1,038
       Accounts payable.........................................................................       28,942         29,461
       Accrued expenses.........................................................................       17,214         14,632
       Accrued interest.........................................................................        3,052          1,095
           Total current liabilities............................................................       50,778         49,297

    Long-Term Debt,  less current portion above.................................................       87,324         71,604
    Capital Lease Obligations,   less current portion above.....................................        1,374          1,630
    Other Liabilities and Deferred Credits......................................................        6,837          6,222
    Deferred Income Taxes.......................................................................        3,098          6,819
    Commitments and Contingencies (Note 11)
    Stockholders' Equity:
       Class A Common Stock, par value $.01, 20,000,000 shares authorized,
          3,290,460 and 3,268,729 issued........................................................           33             33
       Class B Common Stock, par value $.01, 10,000,000 shares authorized,
          2,961,953 and 2,956,015 issued........................................................           30             30
       Paid-in capital in excess of par value...................................................       27,580         27,483
       Retained earnings........................................................................          179         11,329
       Treasury stock, at cost..................................................................       (5,005)        (5,005)
           Total stockholders' equity...........................................................       22,817         33,870
     Total liabilities and stockholders' equity.................................................   $  172,228     $  169,442

     The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows


For the Years Ended January 28, 1995, January 29, 1994 and January 30, 1993                    1995         1994         1993
                                                                                           (in thousands)
Cash flows from operating activities:
  Net income (loss) ...................................................................... $  (11,150)  $      866   $   (6,850)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Cumulative effect of accounting changes.............................................        389          --         3,951
      Extraordinary loss on extinguishment of debt........................................        --           928          --
      Cash flow effect of nonrecurring items..............................................      9,953       (4,833)       5,200
      Depreciation and amortization.......................................................     12,477       12,900       13,664
      Change in deferred income taxes.....................................................     (5,160)         (95)      (3,647)
      Loss on other disposition of properties, net........................................        880          494          433
      (Increase) decrease in accounts and notes receivable................................       (628)        (152)       1,438
      Decrease (increase) in inventory....................................................        225          588       (2,726)
      Increase in accounts payable........................................................        242          932        2,286
      Decrease (increase) in other current assets and liabilities, net....................        (28)       1,787        1,090
      (Decrease) increase in other noncurrent liabilities and deferred credits............       (508)         870        1,147
Net cash provided by operating activities.................................................      6,692       14,285       15,986

Cash flows from investing activities:
  Purchase of short-term investments......................................................     (3,953)         --           --
  Proceeds from sale of short-term investments............................................      1,900          --           --
  Purchase of property and equipment......................................................    (17,772)     (13,749)     (17,992)
  Proceeds from sale of property and equipment............................................      1,120        1,925        1,603
  Increase in long-term notes receivable..................................................     (1,621)        (291)      (1,057)
  Proceeds from long-term notes receivable................................................      1,394        1,631        2,074
  (Increase) decrease in intangibles and other assets, net................................       (334)          15       (1,383)
Net cash used by investing activities.....................................................    (19,266)     (10,469)     (16,755)

Cash flows from financing activities:
  Issuance of senior subordinated notes, net of offering costs............................     72,702            -            -
  Repayment of term debt..................................................................    (22,000)      (7,000)      (4,000)
  Retirement of subordinated debentures...................................................    (27,944)           -            -
  (Decrease) increase in revolving loan, net..............................................    (12,100)         300        5,400
  Additional long-term debt ..............................................................      1,362        4,915        2,327
  Repayment of other long-term debt and capital lease obligations.........................     (1,663)      (2,154)      (1,811)
  Increases in common stock and paid-in capital...........................................         97          272          482
Net cash provided by (used in) financing activities.......................................     10,454       (3,667)       2,398
(Decrease) increase in cash...............................................................     (2,120)         149        1,629
Cash at beginning of year.................................................................      6,632        6,483        4,854
Cash at end of year....................................................................... $    4,512   $    6,632   $    6,483

Supplemental disclosures:
Cash paid during the year -
  Interest................................................................................ $    8,293   $    7,700   $    7,191
  Income taxes............................................................................        879        1,199        1,535
Noncash investing and financing activities -
  Capital lease obligations...............................................................          -          330            -
  Investment in Mexican Joint Venture.....................................................          -            -          500

The accompanying notes are an integral part of these financial statements.

Notes To Consolidated Financial Statements

January 28, 1995, January 29, 1994 and January 30, 1993

1.  Significant Accounting Policies:
Corporate organization and consolidation    - The accompanying financial statements include the accounts of Dairy Mart
Convenience Stores, Inc. and its subsidiaries (the Company).  All intercompany transactions have been eliminated.

Nature of the business  - The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline.  The Company also manufactured and distributed certain dairy and other products for sale at the majority of these locations, which operations were discontinued subsequent to January 28, 1995 (see Note 13).

Fiscal year  - The Company's fiscal year ends on the Saturday closest to January 31.

Short-term investment  - The Company's short-term investment consists of a U.S. Treasury Bill with a maturity of less than one year.  The Company is accounting for this investment as being available for sale in accordance with Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  As of January 28, 1995, the
fair market value of the U.S. Treasury Bill approximated its cost.

Inventory - Store and manufacturing and distribution inventory is stated primarily at the lower of last-in, first-out (LIFO)
cost or market.  Gasoline inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

Net book value of property and equipment held for sale     - Property and equipment held for sale represents operating and non-operating assets which the Company intends to sell.  The Company reduced the carrying value of certain of these assets to their estimated net realizable value by taking a nonrecurring charge to earnings in the current fiscal year (see Note 12).
Property and equipment  - Property and equipment are stated at cost and depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:

Buildings                                                                                                  30-40 years

Equipment                                                                                                  5-20 years

Leaseholds are depreciated primarily over 10 years or the life of the lease, if shorter.

Goodwill and franchise and operating rights    - Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over a period of 40 years. Franchise and operating rights represent the value of franchise relationships purchased in connection with acquisitions and are being amortized on a straight-line basis over 40 years. The Company assesses the recoverability of these intangibles by determining whether the amortization of the goodwill and franchise and operating rights over the remaining lives can be recovered through projected future operating results.  The
Company's management anticipates a return to profitability in fiscal 1996. Therefore, management believes that no impairment of goodwill and franchise and operating rights has or will occur.

Income taxes  - Effective February 2, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  The cumulative effect of this change in accounting method resulted in a charge in fiscal 1993 of $3,951,000.  Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using the deferral method as required by Accounting Principles Board Opinion No. 11.

Self insurance reserves  - The Company is self-insured for certain property and liability, and accident and health insurance risks and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserve specialists.  The Company has purchased insurance coverage for losses that may occur above certain levels.  As of January 28, 1995 and January 29, 1994, the Company had established reserves for these risks of $8,702,000 and
$6,696,000, respectively, which are recorded on a present value basis.  The Company historically has recorded its self insurance reserves using a discount rate based upon the Company's incremental borrowing rate which was 8% as of January 29,
1994.  As of January 30, 1994, the Company changed its method of accounting to discount its self insurance reserves at a risk free rate of return.  The cumulative effect of this change in accounting method was a charge to income of $389,000, net of the applicable income tax benefit of $271,000.

Fair value of financial instruments    - In accordance with Statement of Financial Accounting Standards No. 107 "Disclosures
about Fair Value of Financial Instruments", as amended, the Company has disclosed the fair value, related carrying value and method for determining fair value for the following financial instruments in the accompanying footnotes as referenced:
short-term investments (see Note 1), accounts and notes receivable (see Note 2) and long-term debt (see Note 4).

Revenue recognition  - The Company recognizes revenues as earned, including franchise revenues and interest income.  Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Net Sales of the Company, its
Subsidiaries and Franchises is comprised of the Company's revenues plus store sales of franchise locations and excludes related franchise fees.

Store preopening and closing costs   - Expenditures of a non-capital nature associated with opening a new store are expensed as incurred.  At the time the decision is made to close a store, estimated unrecoverable costs are charged to expense.  Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for the present value of future lease obligations, less estimated sub-rental income.

Earnings per share  - Earnings per share have been calculated based on the weighted average number of Class A and Class B shares outstanding and the effect of stock options, if dilutive, during each period.  The number of shares used in the calculations for earnings per share were 5,540,874, 5,532,201 and 5,422,971 for the years ended January 28, 1995, January 29, 1994 and
January 30, 1993, respectively.

Reclassifications  - Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year.

2.  Accounts and Notes Receivable:
A summary of accounts and notes receivable as of January 28, 1995 and January 29, 1994 is as follows:
                                                                                                         1995         1994
                                                                                                     (in thousands)
Franchise accounts receivable....................................................................... $    5,067   $    5,017
Franchise notes receivable..........................................................................      3,010        2,476
Marketing allowances and other......................................................................      8,543        8,368
                                                                                                         16,620       15,861
Less allowance for doubtful accounts and notes......................................................      1,728        1,824

Net accounts and notes receivable...................................................................     14,892       14,037
Less noncurrent notes receivable....................................................................      2,494        2,267

Current accounts and notes receivable............................................................... $   12,398   $   11,770

The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables.  The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  As of
January 28, 1995, the fair value of the noncurrent notes receivable exceeds the carrying value of
$2,494,000 by approximately $140,000.  As of January 29, 1994, the fair value of the noncurrent notes receivable exceeds the carrying value of $2,267,000 by approximately $400,000.

3.  Inventory:
A summary of inventory as of January 28, 1995, January 29, 1994 and January 30, 1993 is as follows:

                                                                                                    1995     1994     1993

                                                                                                           (in thousands)
Inventory valued at FIFO cost..................................................................... $30,800  $30,852  $32,265
LIFO reserve......................................................................................  (4,756)  (4,583)  (5,408)

Inventory primarily valued at LIFO cost........................................................... $26,044  $26,269  $26,857

The LIFO reserve reflects the difference between stating the inventory at historical LIFO cost and the more current FIFO cost.  Had the FIFO method been used, cost of goods sold would have decreased by
$173,000 and $758,000 in 1995 and 1993, respectively, and increased by $825,000 in 1994.  Loss per share would have been reduced by $.02 and $.08 in 1995 and 1993, respectively.  Earnings per share would have decreased by $.09 in 1994, had the FIFO method been used.

During 1995 and 1993, the Company liquidated certain LIFO inventory that was carried at lower costs prevailing in prior years.  The effect of the liquidation decreased the net loss by approximately
$56,000 ($.01 per share) in 1995, and by approximately $60,000 ($.01 per share) in 1993.  During 1994, the Company liquidated certain LIFO inventory that was carried at higher costs prevailing in prior years.
The effect of the liquidation was to decrease net income by approximately $45,000 ($.01 per share).

4.  Long-Term Debt:
The Company had the following long-term debt as of January 28, 1995:

                                                                      Interest      Maturity          January 28, 1995
                                                                        Rate     (Fiscal Year)  Current   Long-Term    Total
                                                                                               (in thousands)
Senior Subordinated Notes........................................      10.25%         2005     $   --     $75,000    $75,000
Bank revolving loan..............................................      Prime          1998         --         --         --
Real estate mortgage notes payable...............................   6.25%-12.0%    1996-2012       262      5,677      5,939
Small Business Administration debentures.........................    7.9%-10.7%    1999-2006       --       4,220      4,220
Equipment financing..............................................     Various      1996-2000     1,023      2,427      3,450
                                                                                               $ 1,285    $87,324    $88,609

In March 1994, the Company issued $75,000,000 principal amount of 10.25% senior subordinated notes (the "Notes") due March 15, 2004.  The proceeds received from the sale of the Notes, net of offering costs of $2,298,000, were used to repay the entire outstanding indebtedness under the previous bank term loan and bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures due
November, 2000.  In connection with this transaction, the Company paid a premium of 2.8%, or $761,000, related to the redemption of the 14.25% subordinated debentures and recorded a charge of $844,000 representing the write-off of the remaining deferred financing costs related to the indebtedness repaid.
The Company accounted for the total of the premium paid and the charge for deferred financing costs as an extraordinary loss of $928,000, net of related income tax benefit of $677,000, in the fiscal year ended January 29,1994.

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

In connection with the sale of the Notes and the repayment of the indebtedness referred to above, the Company entered into a senior revolving credit facility (the "Facility") with a group of banks which provided for the availability of up to
$30,000,000 in revolving credit loans reduced by outstanding letters of credit not to exceed $15,000,000 in the aggregate.
As of January 28, 1995, the Company had no outstanding revolving credit loans under the Facility, but did have $13.1 million of letters of credit outstanding thereunder.  Subsequent to January 28, 1995, management finalized an amendment to the
Facility.  Under the terms of the amended Facility, the Company has temporarily reduced the total availability to $20.0 million with $15.0 million available for the issuance of letters of credit.  As of the date of the amendment, the Company had no outstanding revolving credit loans under the Facility, but did have $12.9 million of letters of credit outstanding thereunder.  The outstanding balance of any revolving credit loans is due and payable on May 31, 1996.  Revolving credit loans under the amended Facility bear interest at prime and the Company must also pay a commitment fee of 1/2% on any unused portion of the amended Facility. Among other restrictions, the amended Facility contains financial covenants relating to specified levels of: earnings before interest expense, rent and taxes to interest expense and rent; cash flows from operations and proceeds from sales of assets and equity offerings, as defined, to interest expense, capital expenditures and current maturities of long-term debt; indebtedness to earnings before interest expense, taxes, depreciation and amortization; as well as the maintenance of a minimum net worth.  In connection with the amended
Facility, the Company pledged as collateral the capital stock of and any loans to certain subsidiary corporations of the Company and, may upon the occurrence of certain events, pledge as collateral additional assets of the Company and its subsidiary corporations.  The Company is restricted from paying any dividends and from repurchasing its capital stock by applicable covenants contained in the amended Facility.

As of January 28, 1995 and January 29, 1994, the fair value of the bank revolving loan, real estate mortgage notes payable and Small Business Administration debentures approximated the carrying amount.  As of January 28, 1995, the fair value of the Notes was approximately $56,250,000.

As of January 28, 1995, maturities on long-term debt for the next five years are as follows:

                                                                                     January 28,
Fiscal Year                                                                              1995
                                                                                    (in thousands)
1996 ..........................................................................         $1,285
1997 ..........................................................................          1,059
1998 ..........................................................................          1,066
1999 ..........................................................................          1,928
2000 ..........................................................................          3,922

5.  Leases:
The Company leases operating properties, including store locations and office space, under various lease agreements expiring through 2015.  Certain of these locations are sublet to the Company's franchisees.  Subsequent to fiscal 1995, the Company entered into sale and leaseback transactions for the real estate of sixteen store locations.  The future minimum lease payments related to these properties (see Note 13) are not included in the following summary.

A summary of future minimum lease payments and sublease receipts as of January 28, 1995 is as follows:

                                                                                                                      Net
                                                                              Capital        Operating  Operating  Operating
Payable/Receivable in Fiscal Year Ending                                       Leases          Leases   Subleases    Leases
                                                                                                      (in thousands)
1996........................................................................      $452         $13,913     $2,758    $11,155
1997........................................................................       417          11,273      1,911      9,362
1998........................................................................       364           8,487      1,373      7,114
1999........................................................................       261           5,978        746      5,232
2000........................................................................       226           4,008        168      3,840
Thereafter..................................................................       583           9,403        129      9,274

Total minimum...............................................................     2,303         $53,062     $7,085    $45,977

Less amounts representing interest and executory costs......................       644

Present value of minimum lease payments.....................................    $1,659

Rental expense for all operating leases was as follows:

                                                                                                1995       1994       1993
                                                                                                        (in thousands)
Leases......................................................................                   $15,321    $14,803    $15,573
Less subleases..............................................................                     4,631      4,396      4,659

Net.........................................................................                   $10,690    $10,407    $10,914

6.  Federal and State Income Taxes:
The Company adopted the provisions of SFAS No. 109 effective February 2, 1992 and recorded a charge in fiscal 1993 of $3,951,000 which decreased earnings per share by $.73 for the cumulative effect of this change in accounting principle.  The Company also adjusted the carrying value of certain assets and recorded additional depreciation and amortization expense of $452,000 in fiscal 1993 as a result of this change.

The (benefit from) provision for income taxes for the fiscal years ended January 28, 1995, January 29, 1994 and
January 30, 1993 was as follows:
                                                                                                1995       1994       1993
                                                                                                      (in thousands)
Current (benefit) provision
  Federal................................................................................... $ (2,015)  $    188   $  1,309
  State and local...........................................................................      346        447        440
    Total current (benefit) provision.......................................................   (1,669)       635      1,749

Deferred (benefit) provision
  Federal...................................................................................   (3,423)      (115)    (3,118)
  State and local...........................................................................   (1,737)       111       (529)
    Total deferred (benefit) provision......................................................   (5,160)        (4)    (3,647)
Total (benefit) provision .................................................................. $ (6,829)  $    631   $ (1,898)


The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates.  These minimum taxes are included in the current provision for state and local income taxes.  In addition, the Company records a reduction in the provision for income taxes for the benefit to be realized from targeted jobs credits in the year in which they arise.  A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

                                                                                                   Percent of Pretax Income
                                                                                                   1995       1994       1993
Statutory federal income tax rate...........................................................      (34)%       34 %      (34)%
Increase (decrease) from:
  State income tax (benefit) provision, net of federal tax effect...........................       (5)        24         (1)
  Nondeductible depreciation and amortization of acquired assets............................        1          8          2
  Targeted jobs credit......................................................................       (2)       (27)        (7)
  Regulatory audit settlement...............................................................        2          -          -
  Other.....................................................................................        -          3          -
Effective income tax rate...................................................................      (38)%       42 %      (40)%

In November 1994, the Company reached agreement with the Internal Revenue Service to settle certain disputed items, primarily related to the deductibility of certain intangible assets associated with prior acquisitions.  As a result of the settlement, the Company was required to pay $906,000 of federal and state income taxes and $681,000 of related pre-tax interest charges, and to reduce the deductibility of the remaining basis of certain intangible assets by $3,300,000.  The Company has reflected the income tax impact of this settlement through the current year tax provision and adjusted deferred tax assets and liabilities accordingly.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Significant deferred tax assets (liabilities) as of January 28, 1995 and January 29, 1994 were as follows:

                                                                                                           1995       1994
                                                                                                         (in thousands)
Capitalized leases..................................................................................    $    182   $    269
Depreciation and amortization.......................................................................     (13,337)   (12,142)
Vacation accrual....................................................................................         310        314
Inventory (LIFO)....................................................................................      (1,582)    (1,622)
Reserve for asset valuations........................................................................         744        982
Insurance reserves not deductible for tax purposes..................................................       2,091      1,245
Income deferred for financial statement purposes....................................................         127        955
Reserve for closed stores and renovations...........................................................       1,649        613
Accrued restructuring and severance reserves........................................................         607        149
Loss on extinguishment of debt......................................................................         --         677
Financial statement expenses deferred for tax purposes..............................................         477        --
Writedown of non-operating properties...............................................................       1,455        --
Divestiture of dairy manufacturing and distribution operations......................................         997        --
Tax credits and net operating loss carryforwards....................................................       6,272      3,581
Other...............................................................................................         447        258
Net deferred tax asset (liability)..................................................................    $    439   $ (4,721)


As of January 28, 1995, the Company had alternative minimum tax credits aggregating $1,292,000 which carryforward indefinitely for federal income tax purposes.  These credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method.
In addition, the Company had $1,794,000 of targeted jobs credit carryforwards that expire from fiscal 2007 to 2010 and $411,000 of foreign tax credit carryforwards that expire in fiscal 1997 to 2000.  The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns.  As of January 28,
1995, the Company had regular federal income tax net operating loss carryforwards of $5,057,000 which expire, if unused, from fiscal 2009 to 2010 and net operating loss carryforwards for state income tax purposes of
$15,994,000 which expire, if unused, from fiscal 1997 to 2010.  No valuation allowance for deferred tax assets was provided as of January 28, 1995 and January 29, 1994.

7.  Capital Stock:
An analysis of the capital stock accounts is as follows:
                                                                                 Common Stock

                                                                  Class A shares  Class B shares             Paid-in capital
                                                                  issued at $.01  issued at $.01               in excess of
                                                                    par value       par value       Amount      par value
Balance February 1, 1992.......................................        3,085,459       2,973,693   $60,593       $26,730,616
Employee stock options exercised...............................           70,313             --        703           389,518
Employee stock purchase plan...................................           15,655             --        157            91,672
Exchange of Class B shares for Class A shares..................            2,375          (2,375)       -                --

Balance January 30, 1993.......................................        3,173,802       2,971,318    61,453        27,211,806
Employee stock options exercised...............................            2,812          49,697       525           149,053
Employee stock purchase plan...................................           27,115             --        271           122,190
Exchange of Class B shares for Class A shares..................           65,000         (65,000)       -                --

Balance January 29, 1994.......................................        3,268,729       2,956,015    62,249        27,483,049
Employee stock options exercised...............................              750           6,000        68            27,870
Employee stock purchase plan...................................           20,919             --        209            68,797
Exchange of Class B shares for Class A shares..................               62             (62)       -                --

Balance January 28, 1995.......................................        3,290,460       2,961,953   $62,526       $27,579,716

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

In June 1986, the stockholders approved an Employee Stock Purchase Plan.  The plan, as amended in June,
1992, provides that employees may purchase quarterly, through payroll deductions, up to 250 shares of Class A
Common Stock at 85% of the market value.  Of the original 1,250,000 shares provided for under this plan,
1,068,886 shares remained available for issuance as of January 28, 1995.

As of January 28, 1995, January 29, 1994 and January 30, 1993, the Company held 521,625 shares of Class A
Common Stock and 175,957 shares of Class B Common Stock as treasury shares.

8.  Stock Option Plans:
The Company adopted Stock Option Plans in 1983, 1985 and 1990 providing for the granting of options to employees of up to an aggregate of 226,875 shares of Class B Common Stock and 750,000 shares of Class A Common Stock.
The Company granted incentive stock options pursuant to these Plans totalling 158,363, 100,500 and 10,000 in fiscal 1995, 1994 and 1993, respectively.  At January 28, 1995, the Company had available for grant under these
Plans options to purchase 174,875 shares of Class A Common Stock, after considering the lapse of options previously granted and the expiration of the 1983 Plan.  In addition to the incentive stock options granted under the above Plans, the Company has granted non-qualified stock options, including 160,500 in fiscal 1995, which are not part of a specific plan.  A summary of activity for all stock options during the fiscal year ended January 28,
1995 is as follows:

                                                     Options           Net           Options         Options         Options
                                                   Outstanding       Options        Exercised      Outstanding     Exercisable
  Plan or Fiscal     Stock           Option        January 29,       Granted          During       January 28,     January 28,
       Year           Type           Price             1994          (Lapsed)      Fiscal 1995         1995            1995
Incentive Stock Options:
1983 Plan .......   Class B          $5.50               37,800         (32,550)             --           5,250           5,250
1985 Plan .......   Class A      $2.75 to $2.88         359,750          25,125            (750)        384,125         185,113
1990 Plan .......   Class A      $2.75 to $2.88         213,125         (79,062)             --         134,063         101,875
     Total Incentive Stock Options                      610,675         (86,487)           (750)        523,438         292,238
Non-qualified Stock Options:
1986 ............   Class B          $ 4.00              12,750              --          (6,000)          6,750           6,750
1987 ............   Class A          $ 8.80              10,000              --              --          10,000          10,000
1991 ............   Class A          $ 4.60               5,000              --              --           5,000           5,000
1995 ............   Class B          $ 5.50                  --          10,000              --          10,000          10,000
1995 ............   Class A      $4.00 to $7.25              --         150,500              --         150,500         140,000
     Total Non-qualified Stock Options                   27,750         160,500          (6,000)        182,250         171,750
                      Total Stock Options               638,425          74,013          (6,750)        705,688         463,988

9.  Gasoline Operations:
A summary of gasoline operations for the years ended January 28, 1995, January 29, 1994 and January 30, 1993 is as follows:

                                                                                    1995            1994            1993

                                                                                               (in thousands)
Gasoline gallons sold..........................................................      206,441         206,365         196,703
Gasoline revenues..............................................................     $210,541        $206,155        $202,751
Cost of gasoline sold..........................................................      186,462         180,835         182,774
Depreciation...................................................................        2,091           2,025           1,916
Capital expenditures...........................................................        3,702             952           2,128
Net book value of gasoline equipment...........................................       13,068          11,300          12,373


10.  Employee Benefit Plans:
The Company provides benefits to qualified employees through a defined contribution profit sharing plan.  Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. The Company recorded a provision for contributions under this plan of $-0-, $100,000 and $100,000 for fiscal 1995, 1994 and 1993, respectively.

Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 25% of such contributions up to 6% of the employees' annual compensation. Matching contributions from the Company for fiscal 1995 and fiscal
1994 were $163,000 and $181,000, respectively.  The Company does not offer any additional postretirement and postemployment benefits to its employees.

11.  Commitments & Contingencies:
As of January 28, 1995, the Company is contingently liable for outstanding letters of credit amounting to $13,074,000.  The Company is also contingently liable as guarantor on certain loans obtained by convenience store operators to finance the purchase of equipment and initial inventory in the approximate amount of $470,000 as of January 28, 1995.  In consideration of these guarantees, the Company participates with the lending institutions in the interest paid on these obligations which are secured by inventory and equipment owned by the convenience store operators.

The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulating substances from existing and previously operated retail gasoline facilities. The
Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases.  These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year.  As of January 28, 1995, the Company had recorded an accrual of $2,302,000 for such costs.  The Company is entitled to reimbursements of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such funds. As of January 28, 1995, the Company had recorded a reimbursement receivable of $1,031,000. Additionally, under current federal and state regulatory programs, the Company will be obligated by
December, 1998 to upgrade or replace most of its existing underground storage tanks ("USTs").  The Company presently estimates that it will be required to make capital expenditures related to the upgrading or replacing of USTs ranging from approximately $12.0 to
$16.0 million in the aggregate through December, 1998, which capital expenditures could be reduced for locations which may be closed in lieu of the capital costs of compliance.  The Company's estimate of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions or other unexpected circumstances.

In fiscal 1989, the Company entered into agreements for the wholesale supply of various grocery items to its Northeast and Midwest region stores.  Under the supply agreement, the Company is obligated to annually purchase a minimum amount of merchandise for a period of ten years.  The level of purchases was achieved during the first seven years of the agreement and management believes it is readily achievable for the balance of the agreement.  Prices to be charged by the supplier must be competitive.

The Company is party to an employment agreement with the Chairman of the Board of the Company for a five year term that began on
February 2, 1992 and ends on January 31, 1997, unless terminated earlier.  Under the employment agreement, the Chairman receives an annual salary of $500,000, payable in installments according to the Company's normal compensation policy, plus customary fringe benefits.  Certain of the Company's officers have agreements with the Company that provide for severance payments under certain circumstances.

The Company is party to a number of lawsuits which have arisen in the ordinary course of business.  Management, based upon consultation with legal counsel, does not believe the outcome of this litigation will have a material impact on the Company's future results of operations or financial position.

12.  Nonrecurring Charges:
A summary of nonrecurring charges for fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 is as follows:

                                                                                              1995        1994        1993
                                                                                            (in thousands)
Regulatory and financing fees and expenses..............................................   $   1,216   $      -    $      -

Administrative severance, settlement and related costs..................................       2,800          -        5,200

Costs to divest of dairy manufacturing and distribution operations......................       2,500          -           -

Writedown of non-operating properties to net realizable value...........................       3,584          -           -

Costs of store closings.................................................................       3,900          -           -

     Total nonrecurring charges.........................................................   $  14,000   $      -    $   5,200

During fiscal 1995, the Company incurred $535,000 in nonrecurring duplicative interest expense and in financing fees associated with the Company's financing activities. Interest expense, net of interest income, and fees were increased due to the issuance of the Company's 10.25% senior subordinated notes on March 3, 1994, the retirement of the Company's 14.25% subordinated debentures on April 4, 1994 and a subsequent amendment of the
Company's senior revolving credit facility (see Note 4). In addition, the Company reached agreement with the
Internal Revenue Service to settle certain disputed items. The terms of the settlement required the Company to pay
$681,000 of interest charges (see Note 6).

During fiscal 1995, the Company recorded nonrecurring charges of $2,800,000 for costs, including legal expenses, associated with the removal of the Company's former President and Chief Executive Officer by the Board of Directors,
and the settlement of legal disputes arising therefrom and severance and other personnel related costs associated with a reduction in other administrative support positions by the Company.

During fiscal 1993, the Company recorded a nonrecurring charge of $5,200,000 relating to severance, relocation and other personnel related costs associated with the downsizing and consolidation of the Company's three administrative offices into its Corporate headquarters facility in Enfield, Connecticut.

During fiscal 1995, the Company recorded a nonrecurring charge of $2,500,000 for severance and other disposal related costs associated with the sale and subsequent closing of its dairy manufacturing and distribution operations
(see Note 13).

During fiscal 1995, the Company recorded a nonrecurring charge of $3,584,000 for the writedown of non-operating office and plant facilities to net realizable value in conjunction with the anticipated sale of these properties.

During fiscal 1995, the Company recorded a nonrecurring charge of $3,900,000 for costs associated with the sale or closing of 143 of its retail convenience stores and the closing of 81 of its retail gasoline facilities. The decision to close these stores resulted from a reevaluation of the Company's existing store base and exceeded the level of store closings normally incurred by the Company.  Such costs relate, in part, to disposal of equipment, inventory and leases associated with closed stores, costs associated with the termination of certain franchise agreements and the removal of underground storage tanks associated with the closed gasoline facilities.


13.  Subsequent Events:
In March 1995, the Company entered into a sale and leaseback of the real estate at sixteen convenience store locations operated or franchised by the Company.  The sale transaction generated net cash proceeds of approximately $7,800,000, net of closing costs, which approximates the net book value of the properties as held for sale as of January 28, 1995. The leaseback transaction requires monthly base rental payments of approximately $79,000, beginning in April 1995, for a fifteen year term.  Over the lease term, the monthly base rental payment may be adjusted at the beginning of the fourth, eighth and twelfth year, based on increases in the
Consumer Price Index, but limited to a maximum increase of 6%, 8% and 8% at each adjustment period, respectively.  In addition, the lease agreement contains three five-year options, exercisable by the Company.  The Company retired a $200,000 real estate mortgage note, included in long-term debt as of January 28, 1995, in order to complete the sale and leaseback transaction.

Also, in March 1995, the Company finalized the sale of a former administrative office building located in Enfield, Connecticut, for
$381,000.  During fiscal 1995, the carrying value of the building was reduced by $665,000 to reflect the net realizable value of the property (See Note 12).

In April 1995, the Company entered into agreements to sell its dairy manufacturing and distribution operations in Cuyahoga Falls,
Ohio, and Enfield, Connecticut. In conjunction with these agreements, the Company has entered into long-term marketing and supply agreements to purchase milk and dairy products, using the Company's private label, at competitive prices.  As part of the divestiture of the dairy manufacturing and distribution operations, the Company recorded nonrecurring charges in fiscal 1995 as follows: $2,500,000 for disposal of equipment and employee severance and other personnel related costs and $2,919,000 for the writedown of non-operating office and plant facilities to net realizable value (See Note 12).  The Company will retire a $252,000 equipment financing note, of which $178,000 was included in long-term debt as of January 28, 1995, in order to complete the transaction.

                      EXHIBITS TO FORM 10-K

               DAIRY MART CONVENIENCE STORES, INC.

           FOR THE FISCAL YEAR ENDED JANUARY 28, 1995

                         EXHIBITS INDEX

     Exhibit Number:

     (3)       Articles of Incorporation and Bylaws.

     (3.1)     The Company's Restated Certificate of
               Incorporation, as amended, was filed as
               Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended February 1, 1992 and is incorporated herein by reference.

     (3.2) The Company's Amended and Restated Bylaws are filed as Exhibit 3.2 attached hereto.

     (4) Instruments defining the rights of security holders, including indentures.

     (4.1) The instruments defining the rights of the holders of the Company's Common Stock include the Company's Restated Certificate of Incorporation and Amended and Restated Bylaws, filed as Exhibits 3.1 and 3.2 hereto, and those instruments filed as Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-639) dated November 5, 1985, which are incorporated herein by reference.

     (4.2) The instrument defining the rights of the holders of the Company's 10.25% Senior Subordinated Notes due 2004 is the Indenture dated March 3, 1994, among the Company, Society National Bank, as trustee, and certain other parties, which was filed as Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended January 29, 1994, and is incorporated herein by reference.

     (10)      Material Contracts.

     (10.1) Amended Credit Agreement dated as of May 12, 1995 among the Company, Fleet Bank, National
               Association and Society National Bank is filed as
               Exhibit 10.1 attached hereto.

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

     (10.4) 1990 Stock Option Plan and forms of qualified and non-qualified stock option agreements thereunder were filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended February 2, 1991, and are incorporated herein by reference.

     (10.5) Employment Agreement between the Company and Charles Nirenberg, dated December 5, 1991, was filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended February 1, 1992, and is incorporated herein by reference.

     (10.6) 1995 Stock Option Plan for Outside Directors is filed as Exhibit 10.6 attached hereto.

     (10.7)    Agreement regarding employment matters dated
               September 16, 1994 between the Company and Gregory
               G. Landry is filed as Exhibit 10.7 attached hereto.

     (10.8)    Agreement regarding employment matters dated
               September 16, 1994 between the Company and Robert
               B. Stein, Jr. is filed as Exhibit 10.8 attached hereto.

     (10.9)    Agreement regarding employment matters dated
               September 16, 1994 between the Company and
               Mitchell J. Kupperman is filed as Exhibit 10.9 attached hereto.

     (10.10) Settlement agreement dated January 27, 1995 between the Company and Frank Colaccino is filed as Exhibit 10.10 attached hereto.

     (21) Subsidiaries of the Registrant is attached hereto as Exhibit 21.

     (23)      Consent of Arthur Andersen & Co. to the
               incorporation of their reports included in this Form 10-K, into the Company's previously field
               Registration Statements on Forms S-8, is attached hereto as Exhibit 23.

     (27) Financial Data Schedule is filed as Exhibit 27 attached hereto.