Form 10-K/A
period 1995-01-28
DAIRY MART CONVENIENCE STORES INC
filed 1995-05-30
CIK 721675

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

            For the Transition Period From          to

            Commission File Number 0-12497

               DAIRY MART CONVENIENCE STORES, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                         04-2497894
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

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

Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 8, 1995, 2,782,109 shares of Class A Common Stock and 2,785,665 shares of Class B Common Stock were outstanding, and the aggregate market value of both classes of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $17,547,101.00.

     This Form 10-K/A Amendment No.1 amends the Form 10-K of Dairy Mart Convenience Stores, Inc. (the "Company") filed for the fiscal year ended January 28, 1995, as follows: (i) a subsection of Item 1 has been added entitled "Executive Officers and Directors of the Company," and Item 1 is filed in its entirety as amended; and (ii) the information required by Items 10, 11, 12 and 13 of Part III is no longer incorporated by reference from the Company's definitive proxy statement for its 1995 annual meeting of shareholders, as such proxy statement will not be filed within 120 days after the fiscal year ended January 28, 1995; the information required by such items is now set forth in full in Part III and is filed herewith.

               DOCUMENTS INCORPORATED BY REFERENCE

                              NONE


                             PART I

ITEM 1.   BUSINESS

General

     Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart"), was founded in 1957 and operates one of the nation's largest convenience store chains. As of the fiscal year ended January 28, 1995, the Company operated or franchised approximately 960 stores under the "Dairy Mart" name in 11 states located in the Northeast, Midwest and Southeast, of which 406 stores sold gasoline and 317 stores were franchised.

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

     As of January 28, 1995, the Company operated and franchised retail convenience stores in the following three regions of the United States:

<CAPTION
                                                   Number of
Northeast Region                                    Stores

    Massachusetts ..............................         64
    Connecticut ................................         59
    New York ...................................         37
    Rhode Island ...............................         22

      Total Northeast Stores ...................        182

Midwest Region
    Ohio .......................................        498
    Michigan ...................................         43
    Pennsylvania ...............................         31

      Total Midwest Stores .....................        572

Southeast Region

    Kentucky ...................................        16
    Indiana ....................................         21
    Tennessee ..................................         14
    North Carolina .............................         12

      Total Southeast Stores ...................        207

         Total Stores ...........................       961

   Upgrade and Remodel of Existing Store Base and Closing
   Underperforming Stores

     Management has implemented a plan to upgrade and remodel the Company's retail and gasoline locations and to downsize its store operations through the closing or sale of underperforming locations. During fiscal 1995, the Company decided to close or sell 143 retail convenience stores, of which 72 had been closed or sold as of January 28, 1995. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Strategic Initiatives-Upgrade and Remodel of Existing Store Base" and "- Underperforming Stores").

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

Executive Officers and Directors of the Company

     Set forth below are the Company's executive officers and directors. Each executive officer is appointed by the Board of Directors and serves for a one year term, and each director serves for a one year term and until the election and qualification of his successor.

        Name and (Age)                    Title
John W. Everets, Jr. (49)     Class B Director since 1994

Mitchell J. Kupperman (43)    Executive Vice President-Human
                              Resources, Secretary, and a
                              Class B Director since 1988

Gregory G. Landry (37)        Executive Vice President,
                              Chief Financial Officer, and
                              a Class B Director since 1991

Charles Nirenberg (71)        Chairman of the Company, and a
                              Class B Director since 1972

Robert B. Stein, Jr. (37)     President, and a Class B
                              Director since 1992

Frank W. Barrett (55)         Class A Director since 1983

Theodore W. Leed (68)         Class A Director since 1983

Thomas A. Chicoine (45)       Vice President-Manufacturing
                              and Distribution

Darrell J. Davis (36)         Vice President-Operations
                              (Southeast Region)

Edward M. Doyle (41)          Vice President-Strategic
                              Marketing

Gregg O. Guy (46)             Executive Vice President-
                              Operations and Marketing

Gary A. Payne (52)            Vice President-Business
                              Development

Scott A. Stein (36)           Vice President-Management
                              Information Systems

Dennis J. Tewell (38)         Vice President-Operations
                              (Northeast Region)

Daniel W. Wallace (46)        Vice President-Operations
                              (Midwest Region)

Gregory Wozniak (47)          Vice President-Corporate
                              Counsel

     Except as noted below, each of the executive officers of the Company has been employed by the Company for more than the last five (5) years, in areas similar to or encompassed by their current responsibilities.

John W. Everets, Jr.

Mr. Everets has been Chairman of the Board and Chief Executive Officer of HPSC, Inc., a publicly held company which provides financing for health care equipment, since July 1993 and has been a director of HPSC, Inc. since 1983. He was Chairman of the Board of T.O. Richardson Co., Inc., a financial services company, from January 1990 until July 1993. Previously, he was Executive Vice President of Advest, Inc., an investment banking firm, from 1983 to January 1990. Mr. Everets also served as Chairman of the Board of Billings and Co., Inc., a real estate investment banking firm, and Chairman of Advest Credit Corp., both subsidiaries of Advest Group, Inc. He is also a director of Eastern Company, a publicly held company, and serves on the Board of Directors of Crown Northcorp.

Mitchell J. Kupperman

Dr. Kupperman joined the Company in 1983 as Director of Human Resources and was named Vice President-Human Resources in 1985. He was elected Executive Vice President-Human Resources and Secretary of the Company in January 1989. Prior to joining the Company, Dr.

Kupperman attended the University of Connecticut, where he obtained a doctoral degree in Educational Administration.

Gregory G. Landry

Mr. Landry was named Executive Vice President of the Company in April 1992 and has served as Chief Financial Officer since August 1990. Mr. Landry joined the Company in October 1985 and served in various financial positions until he was named Treasurer of the Company in July 1989 and served in this capacity until April 1991. He is a certified public accountant and a member of the American Institute of Public Accountants.

Charles Nirenberg

Mr. Nirenberg is the founder of the Company. He served as Chief Executive Officer and President since its formation in 1957 until January 1989, when Mr. Nirenberg resigned as President of the Company, and until March 1992, when Mr. Nirenberg resigned as Chief Executive Officer. Mr. Nirenberg continues to serve as Chairman of the Company. Additionally, Mr. Nirenberg is Dr. Kupperman's father-in-law.

Robert B. Stein, Jr.

Mr. Stein was elected President of the Company in September 1994. He previously served as Executive Vice President-Operations and Marketing since April 1992. He joined the Company in 1983 and served in various positions until serving as Treasurer of the Company from January 1989 until June 1989. Subsequently, Mr. Stein served as General Manager of the Company's Midwest Region from July 1989 until March 1992.

Frank W. Barrett

Mr. Barrett is Executive Vice President of Springfield Institution for Savings. He previously served as Senior Vice President for Bank of Ireland First Holdings, Inc. from September 1990 to December 1993, as Senior Vice President for Connecticut National Bank from May 1990 to September 1990, and as Senior Vice President for Shawmut Bank, N.A. from January 1988 to May 1990. Mr. Barrett also served as President and Chief Executive Officer of Shawmut Home Bank in Hartford, Connecticut from April 1987 to December 1987 and prior to that was Executive Vice President for Shawmut Worcester County Bank in Worcester, Massachusetts since 1982.

Theodore W. Leed

Dr. Leed is a professor emeritus of food marketing at the University of Massachusetts and a lecturer, author and consultant to numerous companies on the subject of food merchandising. He holds a doctoral degree in agricultural economics from Ohio State University. Dr. Leed is a principal of Group 7, Inc., a management consulting company.

Thomas A. Chicoine

Mr. Chicoine was named Vice President-Manufacturing and Distribution in July 1989. He previously served the Company in the same capacity from 1985 to 1987. Mr. Chicoine also served in managerial capacities at Massachusetts-based dairies prior to 1982 and during a period between 1987 and 1989 before rejoining the Company. He also served as Vice President-Manufacturing of the Lawson Company from 1982 to 1985. Mr. Chicoine serves on the Board of the International Dairy Food Association, and is a member of the Milk Industry Foundation

Darrell J. Davis

Mr. Davis was named Vice President-Operations for the Company's Southeast Region in October 1994. He formerly served as Director of Operations from December 1990 until October 1994. Mr. Davis joined the Company in April 1983 as Franchise Coordinator. He has also held the positions of Manager of Franchising, Associate Director of Property Development and International Consultant/Operations Specialist.

Edward M. Doyle

Mr. Doyle was named Vice President-Strategic Marketing in February 1993. Since joining the Company in August 1990, he has served as acting Corporate Director of Marketing and Corporate Director of Food Services. Prior to joining the Company, he served as Chief Operating Officer for 6-Twelve Convenient Mart, Inc., and Director of Beverage Programs for the Circle K Corporation.

Gregg O. Guy

Mr. Guy was named Executive Vice President-Operations and Marketing in October 1994. He previously served as Vice President-Operations for the Company's Southeast Region since December 1992 and had served as Vice President and General Manager of the Company's Southeast Region since December 1989. He also served as an international consultant for the Company from December 1986 through December 1988. Prior to joining the Company, Mr. Guy had served as Vice President of Operations and Corporate Vice President of

Marketing for the CONNA Corporation. Mr. Guy is a member of the Board of Directors of the Kentucky Retail Federation.

Gary A. Payne

Mr. Payne was named Vice President-Business Development in October 1994. He previously served as Corporate Director of Franchising. Mr. Payne joined the former CONNA Corporation, now the Company's Southeast Region, in 1970. Between 1970 and 1984, he served in various roles including Supervisor, Merchandising Manager, Vice President-Marketing and Vice President-Business Development. Mr. Payne left the CONNA Corporation in September 1984 to operate his own business, and returned to the Company in October 1988 as Vice President-Franchise Sales.

Scott A. Stein

Mr. Stein was named Vice President-Management Information Systems in November 1994. He joined the Company in September 1992 as Director of Store Automation, and his role was later expanded to MIS Director. He was promoted to Vice President-Administration and Management Information Systems in April 1994. Prior to joining the Company, Mr. Stein was Director, Client/Server Computing for Technology Investment Strategies Corporation. Mr. Stein also has consulting, training and systems analysis experience through former roles with Orion Group, Inc. and the Hartford Insurance Group. Mr. Stein is the brother of Robert B. Stein, Jr., President of the Company

Dennis J. Tewell

Mr. Tewell was named Vice President-Operations for the Company's Northeast Region in September 1992. He previously served as Vice President-Store Operations in the Southeast Region since December 1990. Mr. Tewell has also served in the positions of Director of Operations, Strategic Planning Coordinator and special consultant for the Company's international operations in Europe.

Daniel W. Wallace

Mr. Wallace as named Vice President-Operations for the Company's Midwest Region in December 1992. He had served as Director of Operations since December 1991. Mr. Wallace has also served as Corporate Operations Coordinator for the Company's Point-of-Sale
(POS) project, Division Manager, Supervisor and Store Manager. He also spent two years as a special consultant for the Company's international operations.

Gregory Wozniak

Mr. Wozniak was named Vice President-Corporate Counsel in December 1992. He is an attorney and has served as counsel to the Company since the Company's 1985 acquisition of the Lawson Company. In
1989, he was promoted to Corporate Counsel.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the caption
"Executive Officers And Directors Of The Company" in Item 1 of this Form 10-K/A Amendment No. 1 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers' Compensation

     The following table provides certain information for the Company's past three fiscal years regarding the cash and other compensation paid to, earned by, or awarded to those persons who, during the last fiscal year, (i) served as the Company's Chief Executive Officer or in a similar capacity and (ii) were the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000:

                   Summary Compensation Table


                                                Long Term
                              Annual CompensationCompensation
                                                  Awards
                                                Securities
                                                Underlying All Other
   Name and PrincipalFiscal          Total SalaryOptions/SARsCompensation
       Position   Year  Salary Bonus  and Bonus   (#)(a)     (b)


Robert B. Stein, Jr.,1995$199,808$35,000$234,808 96,945 $11,588
President (c)    1994   175,000 12,500 187,500   7,500   11,633
                 1993   160,481      0 160,481      --    6,657

Mitchell J. Kupperman,1995 208,655 25,000 233,655 87,500 14,213
Executive Vice President-1994 205,000  7,500 212,500  5,000 12,794
Human Resources  1993   215,000      0 215,000      --    6,899

Gregory G. Landry,1995  179,041 35,000 214,041  70,543    9,118
Executive Vice President1994 160,000 12,500 172,500  6,500  8,758
and Chief Financial Officer1993 143,654      0 143,654     --  4,923

Gregg O. Guy,    1995   131,860 20,000 151,860  50,000    1,263
Executive Vice President-1994 120,000 10,000 130,000  3,500  1,046
Operations and Marketing1993 119,545      0 119,545     --    349

Charles Nirenberg,1995  500,000      0 500,000      --       --
Chairman of the Company (d)1994 500,000      0 500,000     --     --
                 1993   500,000      0 500,000      --      567

Frank Colaccino, 1995   187,311 70,000 257,311 150,000  149,901
President and Chief1994 300,000 25,000 325,000  10,000   27,828
Executive Officer (e)1993 286,442      0 286,442     --  13,942

__________________________

(a)  The options to purchase shares of Common Stock granted to Messrs. Stein, Kupperman, Landry and Guy in the last fiscal year were granted to replace existing options, except for new options to purchase
     24,445 shares, 10,000 shares, 14,688 shares and 31,500 shares that were granted to Messrs. Stein,
     Kupperman, Landry and Guy, respectively, that were granted for the first time. The options to purchase
     150,000 shares granted to Mr. Colaccino were granted to replace options previously granted to him that expired after the termination of his employment described in footnote (e) below.

(b)  Includes amounts contributed for the benefit of the Company's executive officers to the Company's qualified profit sharing plan and premiums paid by the Company for split-dollar and term life insurance for the benefit of certain executive officers during the fiscal years ended January 28, 1995, January
     29, 1994 and January 30, 1993. Company contributions to the qualified profit sharing plan for each of the 1995, 1994 and 1993 fiscal years, respectively, included $1,984, $650 and $467 for Robert B. Stein,
     Jr.; $2,080, $661 and $531 for Mitchell J. Kupperman; $448, $88 and $358 for Gregory G. Landry; $1,263,
     $1,046 and $349 for Gregg O. Guy; $0, $0 and $567 for Charles Nirenberg; and $1,093, $2,263 and $567
     for Frank Colaccino. Premiums paid on split-dollar and term life insurance for each of the 1995, 1994 and 1993 fiscal years, respectively, included $9,604, $10,983 and $6,190 for Robert B. Stein, Jr.;
     $12,133, $12,133 and $6,368 for Mitchell J. Kupperman; $8,670, $8,670 and $4,565 for Gregory G. Landry;
     and $0, $25,565 and $13,375 for Frank Colaccino.

(c)  Mr. Stein was elected President of the Company in September 1994. He previously served as Executive
     Vice President - Operations and Marketing since April 1992.

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

(e)  Mr. Colaccino served as President and Chief Executive Officer of the Company from March 12, 1992 until
     August 25, 1994. Prior to March 12, 1992, he served as President of the Company since January 1, 1989.
     On August 25, 1994, Mr. Colaccino's employment as President and Chief Executive Officer was terminated.
     In order to settle certain disagreements with Mr. Colaccino concerning the termination of his employment, the Company entered into an agreement with Mr. Colaccino that provides for certain payments and other benefits to him. Under the agreement, the Company agreed to pay to Mr. Colaccino $365,000 per year for three years commencing August 25, 1994. The amount set forth above under "All Other
     Compensation" for Mr. Colaccino includes $148,808 of such payments made to him after his termination of employment through January 28, 1995. The Company also agreed to pay Mr. Colaccino $306,032 to cover certain expenses. The Company will also provide certain health insurance benefits and has granted certain stock options described in footnote (a) above.

              Option/SAR Grants In Last Fiscal Year

     The table below provides certain information regarding stock options granted during the Company's last fiscal year to the executive officers listed in the Summary Compensation Table above:

                                 Individual Grants

                                                    Potential Realizable
                                                      Value at Assumed
               Number of                            Annual Rates of Stock
               Securities                            Price Appreciation
               Underlying % Of Total                   for Option Term
              Options/SARsOptions/SARsExercise or
                Granted Granted toBase Price
                  (#)  Employees in Per Share Expiration Date
         Name     (a)  Fiscal Year    (b)       (a)    5%     10%


Robert B. Stein, Jr  12,500   1.9%$ 2.75December 17, 1996$ 3,838$  7,913
                12,500    1.9%   2.75  October 31, 1999  9,497  20,986
                22,500    3.4%   2.75  January 27, 2002 26,278  61,716
                 7,500    1.1%   2.75  February 23, 2003 10,355  25,059
                 2,500    0.4%   2.75  May 6, 1997      926   1,929
                 7,500    1.1%   2.75  September 11, 2000  6,904  15,638
                24,445    3.7%   2.88  November 1, 2004 44,198 112,007
                 7,500    1.1%   2.75  January 27, 2002  8,759  20,572

Mitchell J. Kupperman  26,250   3.9%$ 2.75October 31, 1999$19,944$ 44,071
                30,000    4.5%   2.75  January 27, 2002 35,037  82,288
                10,000    1.5%   2.75  September 11, 2000  9,205  20,850
                 5,000    0.7%   2.75  February 23, 2003  6,903  16,706
                10,000    1.5%   2.88  November 1, 2004 18,081  45,820
                 6,250    0.9%   2.75  May 6, 1997    2,315   4,822

Gregory G. Landry   8,438   1.3%$ 2.88 November 1, 2004$15,257$ 38,663
                 7,500    1.1%   2.75  January 27, 2002  8,759  20,572
                 6,250    0.9%   2.75  May 6, 1997    2,315   4,822
                22,500    3.4%   2.75  January 27, 2002 26,278  61,716
                 5,000    0.7%   2.75  September 11, 2000  4,603  10,425
                 6,500    1.0%   2.75  February 23, 2003  8,974  21,718
                 6,230    0.9%   2.88  November 1, 2004 11,264  28,546
                 8,125    1.2%   2.75  October 31, 1999  6,173  13,641

Gregg O. Guy    31,500    4.7% $ 2.88  November 1, 2004$56,954$144,333
                 2,500    0.4%   2.75  April 8, 1997    894   1,860
                12,500    1.9%   2.75  October 31, 1999  9,497  20,986
                 3,500    0.5%   2.75  February 23, 2003  4,832  11,694

Charles Nirenberg      --    --    --          --        --      --

Frank Colaccino  15,000   2.2% $ 4.60  July 26, 1996$ 5,261$ 10,695
                10,000    1.5%   5.25  July 26, 1996  4,003   8,138
                60,000    9.0%   7.25  July 26, 1996 33,169  67,425
                48,750    7.3%   6.20  July 26, 1996 23,047  46,849
                 6,250    0.9%   6.60  July 26, 1996  3,145   6,394
                10,000    1.5%   5.50  July 26, 1996  4,194   8,525


________________________

(a)  All options granted in the last fiscal year to Messrs. Stein, Kupperman, Landry and Guy were granted to replace options previously granted (the "Repriced Options") except for the options whose exercise price is $2.88, which options were granted for the first time. The Repriced Options continued the vesting schedules contained in the options that were replaced. The options granted to Mr. Colaccino were granted in connection with the termination of his employment and replaced previous options that expired after his employment terminated. Except for the Repriced Options and Mr. Colaccino's options, each option becomes fully exercisable over four years, with 25% of the shares subject to the option becoming exercisable on each anniversary of the option grant date. Except for the Repriced Options and
     Mr. Colaccino's options, all options expire ten years from the date of grant, unless sooner terminated by, for example, the failure to exercise an option, to the extent it is then exercisable, before three months after termination of employment, except for termination in the case of death, in which case, the option is exercisable within one year from the date of death by the optionee's executor, administrator or personal representative, to the extent it is then exercisable.

(b)  All options were granted at an exercise price per share equal to the fair market value of the Common
     Stock on the date of grant, as quoted on the NASDAQ Stock Market, except for Mr. Colaccino's options, which were granted at the same exercise price per share as those that they replaced.

       Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The table below sets forth information regarding stock options that were exercised, if any, during the past fiscal year, and unexercised stock options held as of January 28, 1995, by the executive officers listed in the Summary Compensation Table above:

                                            Number of    Value of
                                         Shares Underlying  Unexercised
                                           Unexercised In-the-Money
                                         Options/SARs atOptions/SARs at
                    Shares Acquired          FY-End (#)    FY-End (1)
                    on Exercise of       Exercisable (E)/Exercisable (E)/
             Name     Options (#)Value RealizedUnexercisable (U)Unexercisable (U)

Robert B. Stein, Jr...........     --     -- 60,125 (E)$ 52,250 (E)
                                          37,570 (U)   30,006 (U)
Mitchell J. Kupperman.........     --     -- 70,000 (E)  58,300 (E)
                                          21,250 (U)   17,450 (U)
Gregory G. Landry.............     --     -- 43,500 (E)  38,280 (E)
                                          27,043 (U)   21,964 (U)
Gregg O. Guy..................     --     -- 15,875 (E)  13,970 (E)
                                          34,125 (U)   26,092 (U)
Charles Nirenberg.............     --     --     --        --
                                              --           --
Frank Colaccino...............     --     --150,000 (E)     -0- (E)
                                             -0- (U)      -0- (U)

____________________________

(1)  Values are calculated for options "in the money" by subtracting the exercise price per share from the closing price per share of the applicable class of the Company's Class A and Class B Common Stock on
     January 28, 1995, which amounts were $3.63 and $3.63 per share, respectively. Certain of the executive officers have options to purchase shares of Common Stock at exercise prices greater than the fair market value of the applicable class of Common Stock as of January 28, 1995. Such options are not "in the money" and their value is, therefore, not disclosed above.

Employment Related Agreements

     Messrs. Stein, Kupperman and Landry, executive officers of the Company, entered into agreements with the Company dated September 16, 1994, pursuant to which they will receive certain payments if their employment is terminated under certain circumstances. The terms of the agreements provide that if the Company terminates any of such executive officer's employment for any reason, other than as a result of death, disability or cause, or if such executive officer terminates his employment for "good reason", as described below, such executive officer is entitled to receive, among other things, a payment equal to two times the sum of base salary plus annual bonus; health and medical insurance coverage; ownership of life insurance policies held by the Company that insure such executive officer; and the immediate vesting of all stock options held by such executive officer with the right to exercise them for up to eighteen months after termination of employment. Any of the executive officers would have "good reason" to terminate his employment and receive such payments and benefits if any of the following occur and such executive officer terminates his employment between September 16, 1995 and September 16, 1996: (i) he is assigned duties that are inconsistent with his current status as an executive officer, or he is removed from that position; (ii) the Company reduces his annual base salary, annual bonus or fringe benefits in effect on September 16, 1994, or as they may be increased from time to time thereafter; or (iii) the Board of Directors of the Company fails to nominate the executive officer for election as a director of the Company, except if his employment is terminated as a result of death, disability or cause, or he terminates his employment for any reason other than those in (i) or
(ii) above. The agreements expire on September 16, 1996.

Directors' Compensation

     Messrs. Everets, Leed and Barrett each received directors' fees of $17,000, $21,000 and $21,000, respectively, for the fiscal year ended January 28, 1995. The annual fee for outside directors for the 1996 fiscal year is $12,000 plus $1,000 for each regular or special meeting of the Board attended. The remaining directors, who are employees of the Company, receive no directors' fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Principal Shareholders

     The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of 5% or more of either class of Common Stock as of May 8, 1995. This information is furnished in accordance with the Securities and Exchange Commission ("SEC") regulations relating to any persons known by the Company to be the beneficial owners of 5% or more of Common Stock. In preparing the following table, the Company has relied on information filed by such persons with the SEC, and in some cases, other information provided to the Company by such persons.

                                         Amount and Nature
                                           of Beneficial
Title of Class Name and Address of Beneficial Owner     OwnershipPercent of Class

Class B      New DM Management Associates I1,531,938 (1)55.0%
Common Stock One Vision Drive
             Enfield, Connecticut


             New DM Management Associates II326,805 (1)11.7%
             One Vision Drive
             Enfield, Connecticut


             Charles Nirenberg           1,531,888 (1) 55.0%
             One Vision Drive
             Enfield, Connecticut


             Robert B. Stein, Jr.        1,525,336 (1) 54.7%
             One Vision Drive
             Enfield, Connecticut


             Gregory G. Landry           1,527,426 (1) 54.8%
             One Vision Drive
             Enfield, Connecticut


             Mitchell J. Kupperman       1,524,659 (1) 54.7%
             One Vision Drive
             Enfield, Connecticut


             Frank Colaccino             365,770 (1)   13.1%
             57 Thistledown
             Suffield, Connecticut
____________________________________________________________________________________________________________

Class A      James Wilen and Wilen Management277,425 (2)10.0%
Common Stock Corporation
             2360 West Joppa Road
             Suite 226
             Lutherville, Maryland

             Heartland Advisors, Inc.    558,250 (3)   20.0%
             790 North Milwaukee Street
             Milwaukee, Wisconsin

             Liberty Investment Management, Inc.287,800 (4)10.3%
             2502 Rocky Point Drive
             Tampa, Florida

____________________________
Notes to Table

     (1)  New DM Management Associates I ("DM Management I") is a Connecticut general partnership which is a general partner of DM Associates Limited Partnership ("DM Associates"), a Connecticut limited partnership.
New DM Management Associates II ("DM Management II") is a Connecticut general partnership which is a special general partner of DM Associates. The individual general partners of DM Management I are Charles Nirenberg,

Robert B. Stein, Jr., Mitchell J. Kupperman and Gregory G. Landry. The individual general partners of DM
Management II are Messrs. Nirenberg, Stein, Kupperman, Landry and Frank Colaccino.

     DM Associates is the owner of record of 1,858,743 shares of Class B Common Stock, representing approximately 66.7% of the Class B Common Stock and approximately 60.7% of the total voting power of both Class
B Common Stock and Class A Common Stock. However, as the general partners of DM Associates and by virtue of the provisions of its limited partnership agreement, DM Management I and DM Management II have the power to vote and dispose of 1,531,938 shares and 326,805 shares, respectively, of the 1,858,743 shares owned of record by
DM Associates. As general partners of each of DM Management I and/or DM Management II, and by virtue of the respective general partnership agreements of each of such partnerships, Messrs. Nirenberg, Stein, Kupperman and
Landry are each indirect beneficial owners (through shared and/or sole voting and dispositive power) of
1,531,388, 1,524,586, 1,506,305 and 1,527,426 shares of Class B Common Stock, respectively. As a general partner of DM Management II and by virtue of the provisions of its partnership agreement, Mr. Colaccino is the indirect beneficial owner of 306,388 shares of Class B Common Stock. In addition, the partnership agreements require certain consents of partners having certain percentage interests in the partnerships before shares of Class B
Common Stock may be voted or disposed of.

     The number of shares of Class B Common Stock set forth above for each of Messrs. Nirenberg, Stein,
Kupperman, Landry and Colaccino also includes the following amounts that are beneficially owned individually:
500 shares for Mr. Nirenberg; 750 shares for Mr. Stein (which represent currently exercisable options to purchase 750 shares); 18,354 shares for Mr. Kupperman (including currently exercisable options to purchase 3,750 shares); 0 shares for Mr. Landry; and 59,382 shares for Mr. Colaccino (including currently exercisable options to purchase 10,000 shares). The foregoing number of shares, or those set forth in the table above, do not include shares of Class A Common Stock that any of Messrs. Nirenberg, Stein, Kupperman, Landry or Colaccino may
beneficially own. In addition, Mr. Nirenberg is an officer, director and the sole shareholder of FCN Properties
Corporation ("FCN") which is the pledgee of 1,220,000 shares of Class B Common Stock owned of record by DM
Associates. Mr. Nirenberg has shared voting and dispositive power with FCN as to these shares which are part of the 1,531,888 shares listed in the table above for Mr. Nirenberg. See "Certain Information Regarding DM
Associates."

     (2)  A Schedule 13G was filed with the SEC by Wilen Management Corporation ("Wilen") and James Wilen
in his capacity as President and sole owner of Wilen, to report Wilen's beneficial ownership as an investment advisor to various clients, of shares of Class A Common Stock. The 277,425 shares represent approximately 5.0%
of the total number of issued and outstanding shares of both classes of the Company's Common Stock, and less than 1.0% of the total voting power of both classes of the Company's Common Stock.

     (3)  Heartland Advisors, Inc. reported on a Schedule 13G filed with the SEC its beneficial ownership, as an investment advisor, of shares of Class A Common Stock. The 558,250 shares represent approximately 10% of the total number of issued and outstanding shares of both classes of the Company's Common
Stock and approximately 1.8% of the total voting power of both classes of the Company's Common Stock.

     (4)  The 287,800 shares of Class A Common Stock represent approximately 5.2% of the total number of issued and outstanding shares of both classes of the Company's Common Stock and less than 1% of the total voting power of both classes of the Company's Common Stock.


Stock Ownership of Management

     The following table sets forth certain information furnished by the directors, certain executive officers, and all directors and executive officers as a group concerning ownership of the Company's Common Stock as of May 8, 1995:


                                      Shares (and Percent) of Common Stock
              Name                  Beneficially Owned as of May 8, 1995

                                                         Percent
                              Class B      Class A       of Total
                           Common Stock  Common Stock  Voting Power


Frank W. Barrett...............    1,250 (*)  2,500 (*)    (*) (1)
John W. Everets, Jr............   10,000 (*)      0      (*)
Mitchell J. Kupperman..........1,524,659 (54.7%) 72,795 (2.6%) (49.8%) (2)(3)
Gregory G. Landry..............1,527,426 (54.8%) 45,125 (1.6%) (49.9%) (2)(4)
Theodore W. Leed...............    1,552 (*)  2,500 (*)    (*) (1)
Charles Nirenberg..............1,531,888 (55.0%)    500 (*) (50.0%) (2)(5)
Robert B. Stein, Jr............1,525,336 (54.7%) 66,020 (2.3%) (49.9%) (2)(6)

All Directors and Executive
  Officers as a Group
____________________________

(16 persons)            1,591,511 (56.9%)254,607 (8.4%) (52.2%) (7)

____________________________

(*)  Owns less than 1% of the issued and outstanding class of Common Stock.

(1)  Includes currently exercisable non-qualified stock options granted to each of Messrs. Barrett and Leed to purchase 2,500 shares of Class A Common Stock. Such options were not granted pursuant to any stock option plan of the Company.

(2)  Messrs. Kupperman, Landry, Nirenberg and Stein are each partners of DM Management I and DM Management
     II (described in footnote 1 to the Principal Shareholders table above). The shares of Class B Common
     Stock Set forth in this table for each of such persons include the shares set forth for each person in the Principal Shareholders table above.

(3)  Includes currently exercisable incentive stock options granted to Dr. Kupperman to purchase 3,750 shares of Class B Common Stock and 67,500 shares of Class A Common Stock. Also includes shares of
     Common Stock owned by Dr. Kupperman's wife and children.

(4)  Includes currently exercisable incentive stock options granted to Mr. Landry to purchase 45,125 shares of Class A Common Stock.

(5)  Does not include shares of Class B Common Stock and shares of Class A Common Stock owned by Mr.
     Nirenberg's children, the ownership of which Mr. Nirenberg disclaims.

(6)  Includes currently exercisable incentive stock options granted to Mr. Stein to purchase 750 shares of
     Class B Common Stock and currently exercisable incentive stock options to purchase 61,250 shares of
     Class A Common Stock.

(7)  Includes currently exercisable stock options granted to all directors and executive officers of the
     Company to purchase 11,250 shares of Class B Common Stock and 232,875 shares of Class A Common Stock.

     The following executive officers and directors of the Company did not timely file with the SEC, on certain occasions, their reports on Forms 3, 4 or 5 to report changes in their beneficial ownership of the
Company's Common Stock: Mr. Everets (one report due upon becoming a director); Gary A. Payne (one report due upon becoming an executive officer and one report for one transaction); and Gregory Wozniak, Darrell J. Davis,
Robert B. Stein, Jr., Mitchell J. Kupperman, Gregory G. Landry, Edward M. Doyle, Gregg O. Guy, Scott A. Stein,
Dennis J. Tewell and Daniel W. Wallace (one report each for one transaction each).

Certain Information Regarding DM Associates

     DM Associates Limited Partnership ("DM Associates") is the owner of record of 1,858,743 shares of Class B Common Stock of the Company, representing approximately 66.7% of the issued and outstanding shares of Class B Common Stock, and 60.7% of the total voting power of both classes of the Company's Common Stock. The general partners of DM Associates are New DM Management Associates I ("DM Management I") and New DM Management Associates II ("DM Management II"), both of which are general partnerships. DM Management I and DM Management II are the beneficial owners of 1,531,938 and 326,805 shares, respectively, of the 1,858,743 shares of Class B Common Stock owned of record by DM Associates. The general partners of DM Management I and DM Management II include Robert B. Stein, Jr., President; Charles Nirenberg, Chairman of the Company; Mitchell J. Kupperman, Executive Vice President-Human Resources; and Gregory G. Landry, Executive Vice President and Chief Financial Officer.

     In March 1992, DM Associates financed part of the purchase of its 1,858,743 shares of Class B Common Stock by obtaining a $7,100,000 loan (the "Loan") from the Connecticut Development Authority ("CDA"). The Company has been advised that on September 30, 1994, FCN Properties Corporation ("FCN"), a corporation owned and controlled by Charles Nirenberg, purchased all of the CDA's right, title and interest in and to the Loan. FCN paid the CDA $3,600,000 and gave the CDA a promissory note for $3,500,000 (the "FCN Note").

     The Loan is secured by DM Associates' collateral pledge of 1,220,000 shares of Class B Common Stock owned by DM Associates (the "Pledged Shares"), representing 43.8% of the issued and outstanding shares of Class B Common Stock and 39.8% of the total voting power of both classes of Common Stock. To secure the FCN Note to the CDA, the Company has been advised that FCN granted a lien to the CDA on, among other things, FCN's rights to the Pledged Shares (the "FCN Lien"). The Loan provides that a default of the Loan will result upon certain events occurring. If a default occurs under the Loan, FCN has the right to sell or otherwise dispose of the Pledged Shares. If a default occurs under the FCN Note or the FCN Lien while there is a default under the Loan, the CDA has the right to sell or otherwise dispose of the Pledged Shares. In either event, such a sale or disposal could result in a change in control of the Company. Unless a default occurs under the Loan, DM Associates has the right to vote the Pledged Shares, subject to having received the required consents of FCN with respect to certain matters.

     In addition, the limited partnership agreement of DM Associates provides that if the term of the limited partnership is extended beyond September 12, 1997, any limited partner whose percentage interest in DM Associates is greater than 30% may sell all or a portion of his or its interest, subject to DM Associates right of first refusal to purchase such interest. If DM Associates and such limited partner do not agree on the terms of acquiring such limited partner's interest, and there is not a third party purchaser, such limited partner has the right to: (i) demand the dissolution of DM Associates and the distribution of its assets to its partners; or (ii) cause such assets to be sold. The limited partnership agreement also requires DM Management I and DM Management II to consult with a limited partner of DM Associates before voting any shares at a meeting of the Company's shareholders or exercising any consensual rights of such shares. If DM Management I and/or DM Management II votes or exercises consensual rights of such shares in a manner in which such limited partner does not agree, the limited partner may dissolve DM Associates. As DM Associates' principal asset is its 1,858,743 shares of Class B Common Stock, if such a dissolution or sale occurs, a change in control of the Company could result.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 1995


               DAIRY MART CONVENIENCE STORES, INC.



By /s/ Robert B. Stein, Jr.      By /s/ Gregory G. Landry
  Robert B. Stein, Jr.             Gregory G. Landry
  President and Chief              Executive Vice President and
  Operating Officer                Chief Financial Officer