Form 10-Q
period 1995-04-29
DAIRY MART CONVENIENCE STORES INC
filed 1995-06-12
CIK 721675

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


 X                Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act
                               of 1934
                For the Quarterly Period Ended April 29, 1995

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

                              Yes  X     No


Shares of Class A Common Stock outstanding May 8, 1995- 2,782,109
Shares of Class B Common Stock outstanding May 8, 1995- 2,785,665

PART I.  FINANCIAL INFORMATION

            Dairy Mart Convenience Stores, Inc. and Subsidiaries

                    Consolidated Statements of Operations
                                 (Unaudited)
                  (in thousands, except per share amounts)

                                                            FOR THE FIRST FISCAL QUARTER ENDED

                                                             April 29, 1995    April 30, 1994


Net Sales of the Company, Its Subsidiaries and Franchises.....   $  176,305        $ 179,329

Revenues......................................................   $  140,242        $ 141,255

Cost of goods sold and expenses:
  Cost of goods sold..........................................      104,870          105,554
  Selling, general and administrative expenses................       33,733           35,805
  Interest expense............................................        2,361            2,189
  (Gain) loss on disposition of properties, net...............         (153)             104
  Nonrecurring charge.........................................           -               285
                                                                    140,811          143,937
     Loss before income taxes and cumulative effect of
       accounting change......................................         (569)          (2,682)

Benefit from income taxes.....................................          240            1,100

     Loss before cumulative effect of accounting change.......         (329)          (1,582)

Cumulative effect of accounting change (net of income
     tax benefit of $271).....................................           -              (389)

     Net loss.................................................   $     (329)       $  (1,971)


Weighted average shares outstanding                                   5,564            5,529

Loss per share:
  Before cumulative effect of accounting change...............   $    (0.06)       $   (0.29)
  Cumulative effect of accounting change......................           -             (0.07)
Loss per share................................................   $    (0.06)       $   (0.36)

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets
                                                                        (in thousands)

                                                              April 29, 1995    January 28, 1995
ASSETS                                                                  (Unaudited)

Current Assets:
   Cash......................................................    $   12,976        $    4,512
   Short-term investment.....................................         2,083             2,053
   Accounts and notes receivable.............................        12,497            12,398
   Inventory.................................................        24,599            26,044
   Prepaid expenses and other current assets.................         2,629             1,945
   Deferred income taxes.....................................         3,548             3,537
      Total current assets...................................        58,332            50,489

Net Book Value of Property and Equipment Held For Sale ......        13,945            23,378

Property and Equipment:
   Land and improvements.....................................         9,419             9,180
   Buildings and leaseholds..................................        31,289            31,370
   Equipment.................................................        62,223            59,358
                                                                    102,931            99,908
   Less - Accumulated depreciation...........................        31,822            30,345
      Net property and equipment.............................        71,109            69,563

Property Under Capital Leases, net...........................           956             1,015

Other Assets:
   Goodwill, net ............................................        10,567            10,647
   Franchise and operating rights, net.......................         7,229             7,314
   Notes receivable..........................................         2,454             2,494
   Other.....................................................         7,102             7,328
      Total other assets.....................................        27,352            27,783
Total assets.................................................    $  171,694        $  172,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt.........................    $    1,285        $    1,285
   Current portion of capital lease obligations..............           285               285
   Accounts payable..........................................        31,867            28,942
   Accrued expenses..........................................        16,235            17,214
   Accrued interest..........................................         1,117             3,052
      Total current liabilities..............................        50,789            50,778

Long-Term Debt, less current portion above...................        86,792            87,324
Capital Lease Obligations, less current portion above........         1,305             1,374
Other Liabilities and Deferred Credits ......................         6,399             6,837
Deferred Income Taxes........................................         3,884             3,098

Stockholders' Equity:
   Class A Common Stock......................................            33                33
   Class B Common Stock......................................            30                30
   Paid-in capital in excess of par value....................        27,617            27,580
   Retained (deficit) earnings...............................          (150)              179
   Treasury stock, at cost...................................        (5,005)           (5,005)
      Total stockholders' equity.............................        22,525            22,817
Total liabilities and stockholders' equity...................    $  171,694        $  172,228

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
                                                                             (Unaudited)
                                                                           (in thousands)


                                                                 FOR THE FIRST FISCAL QUARTER ENDED

                                                                  April 29, 1995   April 30, 1994

Cash flows from operating activities:
  Net loss......................................................... $      (329)      $   (1,971)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Cash flow effect of nonrecurring items.........................        (484)            (179)
    Cumulative effect of accounting change.........................          -               389
    Depreciation and amortization..................................       2,988            3,274
    Change in deferred income taxes................................         775              755
    (Gain) loss on other disposition of properties, net............        (153)             104
    Increase in accounts and notes receivable......................         (99)            (996)
    Decrease in inventory..........................................       1,445              292
    Increase in accounts payable...................................       2,925               14
    (Decrease) increase in accrued interest........................      (1,935)             298
    Increase in other current assets and liabilities, net..........      (1,464)          (1,429)
    (Decrease) increase in other noncurrent liabilities
      and deferred credits.........................................        (153)             311

Net cash provided by operating activities..........................       3,516              862

Cash flows from investing activities:
  Increase in short-term investment................................         (30)              -
  Purchase of property and equipment...............................      (3,703)          (2,619)
  Proceeds from sale of property and equipment.....................       9,300              139
  Proceeds from long-term notes receivable.........................          40              341
  Increase in long-term notes receivable...........................          -              (622)
  Increase in intangibles and other assets, net....................         (95)             (99)
Net cash provided (used) by investing activities...................       5,512           (2,860)

Cash flows from financing activities:
  Issuance of senior subordinated notes, net of offering costs.....          -            73,090
  Repayment of term debt...........................................          -           (22,000)
  Retirement of subordinated debentures............................          -           (27,944)
  Decrease in revolving loan, net..................................          -           (12,100)
  Repayment of other long-term debt and capital lease obligations..        (601)            (549)
  Increases in common stock and paid-in capital....................          37               21

Net cash (used) provided by financing activities...................        (564)          10,518

Increase in cash...................................................       8,464            8,520
Cash at beginning of fiscal year...................................       4,512            6,632

Cash at end of first fiscal quarter................................  $   12,976       $   15,152

The accompanying notes are an integral part of these financial statements.

             Dairy Mart Convenience Stores, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 29, 1995
                                  (Unaudited)
      The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on May 15, 1995.

1.    Accounting Policies
      The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 28, 1995 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.    Changes in Capital Accounts
      An analysis of the capital stock accounts for the first fiscal quarter ended April 29, 1995 follows:

                                                                      Common Stock

                                  Class A Shares          Class B Shares                     Paid-in capital
                                    issued at               issued at                         in excess of
                                  $.01 par value          $.01 par value        Amount          par value
Balance January 28, 1995            3,290,460              2,961,953           $  62,526      $  27,579,716
Employee stock purchase plan            4,943                     -                   49             16,757
Stock options exercised                 7,375                     -                   74             20,208
Exchange of Class B shares
  for Class A shares                      331                   (331)                 -                  -
Balance April 29,1995               3,303,109              2,961,622           $  62,649      $  27,616,680

      As of April 29, 1995, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 2,781,484 Class A shares and 2,785,665 Class B shares outstanding.

3.    Loss Per Share
      Loss per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period.

4.    Seasonality
      The results of operations for the first fiscal quarter ended April 29, 1995 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

5.    Nonrecurring Charge
      The Company recorded a nonrecurring charge of $285,000 in the first fiscal quarter ended April 30, 1994 for duplicative interest expense, net of interest income, associated with the issuance of the Company's 10.25% senior subordinated notes on March 3, 1994, and the Retirement of the Company's 14.25% subordinated debentures on April 4, 1994.

             Dairy Mart Convenience Stores, Inc. and Subsidiaries

                     FISCAL QUARTER ENDED APRIL 29, 1995
       MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Revenues
       Revenues for the current year first fiscal quarter decreased $1.1 million from the prior year first fiscal quarter. A summary of revenues by operating area for the comparative first fiscal quarters is shown below:


                                               FOR THE FIRST FISCAL
                                                  QUARTER ENDED

                                              April 29,    April 30,
       (in millions)                            1995          1994
       Convenience store                       $ 79.0        $ 86.0
       Gasoline                                  53.8          48.0
       Manufacturing and distribution             6.8           6.7
       Other                                      0.6           0.6
                        Total                  $140.2        $141.3


       Convenience store revenues decreased $7.0 million, or 8.1%, in the current year first fiscal quarter as compared to the prior year first fiscal quarter. This decrease was primarily due to a reduction in the average number of stores operated in the current year first fiscal quarter as a result of the closing or sale of underperforming stores, combined with a 1.1% decrease in comparable store sales. Although such closures had a negative impact on revenues, they did not have a material adverse effect on the results from operations, since the majority of stores closed or sold had been operating at a loss.
      Gasoline revenues increased $5.8 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to an increase in the average selling price of gasoline of 6.4 cents per gallon combined with an increase in total gasoline gallons sold of 2.8 million. The increase in gasoline gallons sold was due primarily to further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at certain existing locations.
      Manufacturing and distribution and Other revenues remained relatively constant in the current year first fiscal quarter as compared to the prior year first fiscal quarter.

Gross Margins
       Gross margins for the current year first fiscal quarter decreased $300,000 from the prior year first fiscal quarter. A summary of the gross margins by operating area for the comparative first fiscal quarters is shown below:

                                               FOR THE FIRST FISCAL
                                                  QUARTER ENDED
                                              April 29,    April 30,
       (in millions)                            1995          1994
       Convenience store                       $ 29.6        $ 29.9
       Gasoline                                   5.1           5.1
       Manufacturing and distribution             0.1           0.1
       Other                                      0.6           0.6
                        Total                  $ 35.4        $ 35.7



       Convenience store gross margins decreased by $300,000 in the current year first fiscal quarter as compared to the prior year first fiscal quarter primarily due to the reduction in the average number of stores described above, offset by improved product gross margins and higher lottery commissions.
       Gasoline gross margins remained constant in the current year first fiscal quarter as compared to the prior year first fiscal quarter as the increase in total gallons sold described above was offset by a decrease of 0.5 cents in gross margin per gallon.
       Manufacturing and distribution and Other gross margins remained constant in the current year first fiscal quarter as compared to the prior year first fiscal quarter.

Selling and General and Administrative Expenses
       Selling expenses for the current year first fiscal quarter decreased $1.5 million from the prior year first fiscal quarter. General and administrative expenses for the current year first fiscal quarter decreased $600,000 from the prior year first fiscal quarter. A summary of selling expenses by operating area and general and administrative expenses for the comparative first fiscal quarters is shown below:




                                               FOR THE FIRST FISCAL
                                                  QUARTER ENDED
                                              April 29,    April 30,
       (in millions)                            1995          1994
       Convenience store                       $ 23.7        $ 25.4
       Gasoline                                   3.0           2.8
                                                 26.7          28.2

       General and administrative expenses        7.0           7.6

                        Total                  $ 33.7        $ 35.8


       Convenience store selling expenses decreased $1.7 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to the closure or sale of underperforming stores as described above, partially offset by higher labor and rent costs on a per store basis.
       Gasoline selling expenses increased $200,000 in the current year first fiscal quarter as compared to the prior year first fiscal quarter primarily due to increased environmental expenses associated with the remediation of gasoline locations after considering expected reimbursements from various state environmental trust funds. Other gasoline selling expenses also increased as a result of the operation of new or remodeled expanded facilities as described above.
       General and administrative expenses decreased in the current year first fiscal quarter as compared to the prior year first fiscal quarter primarily due to a reduced level of administrative support staff.

Interest Expense and Taxes

       Interest expense increased in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to an increased level of borrowings associated with the recapitalization of the Company's debt structure with the issuance of $75.0 million of 10.25% Senior Subordinated Notes (the "Notes") in March 1994 and to a lesser extent the overall increase in current interest rates on variable rate borrowings.
       The effective tax rate for the Company was a benefit of 42% for the current year first fiscal quarter and a benefit of 41% for the prior year first fiscal quarter. The Company provides for income taxes at the effective rate expected to be incurred for the entire fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
      The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations in the current year first fiscal quarter significantly exceeded the current debt service requirements of the Company's long-term debt and capital lease obligations. The current year first fiscal quarter capital expenditures of the Company were primarily funded by the excess operating cash flow after debt service as well as by the cash received from the sale and leaseback of 16 existing store properties in March, 1995. In addition, the Company has a revolving line of credit available, although not currently utilized, to address the timing of certain working capital disbursements in the future. Management believes that the cash flow from operations and the sale of certain underperforming and non-operating assets will provide the Company with ample liquidity and the capital necessary to achieve the anticipated expansion in its retail operations (see Capital Expenditures).

Cash Provided by Operating Activities
      During the current year first fiscal quarter, net cash generated by operations was $2.7 million higher than the prior year first fiscal quarter. This increase was primarily due to increased working capital as well as improved results of operations in the current year first fiscal quarter as compared to the prior year first fiscal quarter (see RESULTS OF OPERATIONS).
      During the current year first fiscal quarter, the Company paid its trade payables in an average of 26 days, which compares to 24 days for the fiscal year ended January 28, 1995 and 25 days for the prior year first fiscal quarter. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending weekly remittance of such funds to the issuer of the money orders. As of April 29, 1995 and January 28, 1995, the amounts due the issuer were $5.8 million and $5.3 million, respectively. The Company's remittance obligation to the issuer of the money orders is primarily secured by an outstanding letter of credit in the amount of $6.5 million.

Cash Provided by Financing Activities
      During the current year first fiscal quarter, net cash of $564,000 was used primarily to repay long-term debt and capital lease obligations. During the prior year first fiscal quarter, net cash of $10.5 million was provided from the issuance of the Notes and the subsequent repayment of the indebtedness under a bank term loan and bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures.

      During the current year first fiscal quarter, management finalized an amendment of the Company's senior credit facility, temporarily reducing the total availability to $20.0 million with $15.0 million available for the issuance of letters of credit. As of April 29, 1995, the Company had no outstanding revolving credit loans under the amended credit facility, but did have $11.8 million of letters of credit outstanding thereunder. The Company may utilize the amended credit facility as needed for working capital and general corporate purposes. Cash Used by Investing Activities
      During the current year first fiscal quarter, net cash of $5.5 million was provided by investing activities primarily due to proceeds received on the sale and leaseback of existing real estate described above. The proceeds partially funded the increased level of current year first fiscal quarter capital expenditures compared to the prior year first fiscal quarter. Consistent with the Company's overall objective to strengthened its investment in retail operations, the remaining proceeds available from the sale and leaseback transaction, cash generated from operations and the cash to be received on the anticipated disposition of underperforming and non-operating assets, will be used to fund future capital expenditures of the Company including the development of new stores and the upgrading and remodeling of existing stores.

Capital Expenditures
      The Company anticipates spending approximately $22 million for capital expenditures in the current fiscal year ending February 3, 1996 by purchasing store and gasoline equipment for new store locations, remodeling certain of its existing stores, introducing Branded Fast
Food concepts in a number of stores, and significantly upgrading certain gasoline locations to provide credit card readers at the pump, to improve outdoor lighting and to meet current environmental standards (see Environmental Responsibility). These capital expenditures, of which $3.7 million were incurred during the current year first fiscal quarter, are to be funded primarily by cash generated from operations and from cash received on the disposition of assets held for sale. The Company also intends to lease the real estate for the majority of new store locations.

Environmental Responsibility
     The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of April 29, 1995, the Company had recorded an accrual of $2,302,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.
     The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of April 29, 1995, the Company has recorded a net state trust fund reimbursement receivable of $1,030,000 (representing a gross receivable of $1,372,000 less an allowance of $342,000). Although there are no assurances as to the timing, the Company anticipates receiving reimbursements from the state environmental trust funds within one to four years from the payment of the reimbursable assessment and remediation expenses.
    In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $12.0 to $16.0 million in the aggregate through December 1998. These costs could be reduced for low volume locations closed in lieu of the capital cost of compliance.
     The Company's estimate of costs to be incurred for environmental assessment and remediation and for required underground storage tank upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements or detection of unanticipated environmental conditions.

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits:
           27.1 Financial Data Schedule

       (b) Reports on Form 8-K:

           On February 14, 1995, the Company filed a Current Report on Form 8-K with the SEC in which the Company reported that the Company, Frank Colaccino, the former President and Chief Executive
Officer of the Company, and certain other parties executed definitive documents settling certain disputes and litigation between the parties.
In addition, the Company reported that it received an amendment to
Schedule 13D of DM Associates Limited Partnership, dated January 27, 1995.

     No financial statements were filed with the Current Report.

                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               DAIRY MART CONVENIENCE STORES, INC.




Date:  June 12, 1995           /s/ Gregory G. Landry
                               Gregory G. Landry
                               Executive Vice President
                               Chief Financial Officer