Form 10-Q
period 1995-10-28
DAIRY MART CONVENIENCE STORES INC
filed 1995-12-12
CIK 721675

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

---
 X                 Quarterly Report Pursuant to Section 13 or
---
                     15(d) of the Securities Exchange Act
                                    of 1934
                For the Quarterly Period Ended October 28, 1995
                                               ----------------

---            Transition Report Pursuant to Section 13 or 15(d)
---                of the Securities Exchange Act of 1934
               For the Transition Period From ________ to ______


                        Commission File Number 0-12497

                      DAIRY MART CONVENIENCE STORES, INC.
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


       DELAWARE                                        04-2497894
-------------------------------             ---------------------------------
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


                                      N/A
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
             changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No ___
                                   ---


Shares of Class A Common Stock outstanding October 28, 1995 - 2,800,934 Shares of Class B Common Stock outstanding October 28, 1995 - 2,783,060


                        PART I.  FINANCIAL INFORMATION

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                        FOR THE THIRD FISCAL       FOR THE THREE FISCAL
                                                            QUARTER ENDED             QUARTERS ENDED
                                                      ------------------------   ------------------------

                                                      OCTOBER 28,  OCTOBER 29,    OCTOBER 28,  OCTOBER 29,
                                                           1995         1994          1995         1994
----------------------------------------------------------------------------------------------------------

Net Sales of the Company,
 Its Subsidiaries and Franchises.................     $   181,935  $   197,543    $  542,928   $  581,139
---------------------------------------------------------------------------------------------------------

Revenues.........................................     $   143,492  $   157,067    $  428,194   $  460,135
                                                      -----------  -----------    ----------   ----------

Cost of goods sold and expenses:
 Cost of goods sold..............................         102,878      114,620       309,649      340,580
 Selling, general and administrative
  expenses.......................................          36,770       38,415       106,325      113,186
 Interest expense................................           2,359        2,361         6,982        6,995
 Loss (gain) on disposition of
  properties, net................................             (38)         297            54          643
 Nonrecurring charges............................           2,197          750         2,450        3,953
                                                      -----------  -----------    ----------   ----------
                                                          144,166      156,443       425,460      465,357
                                                      -----------  -----------    ----------   ----------
   Income (loss) before income taxes
    and cumulative effect of
    accounting change............................            (674)         624         2,734       (5,222)

Benefit (provision) from income taxes............             269         (256)       (1,231)       2,110
                                                      -----------  -----------    ----------   ----------

   Income (loss) before cumulative
    effect of accounting change..................            (405)         368         1,503       (3,112)

Cumulative effect of accounting change
   (net of income tax benefit of $271)...........              -            -             -          (389)
                                                      -----------  -----------    ----------   ----------

   Net income (loss).............................     $      (405) $       368    $    1,503   $   (3,501)
---------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                         5,582        5,545         5,823        5,538
                                                      -----------  -----------    ----------   ----------

Earnings (loss) per share:
 Before cumulative effect of
  accounting change..............................     $     (0.07) $      0.07    $     0.26   $    (0.56)
 Cumulative effect of accounting change..........              -            -             -         (0.07)
                                                      -----------  -----------    ----------   ----------
Earnings (loss) per share........................     $     (0.07) $      0.07    $     0.26   $    (0.63)
---------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                             OCTOBER 28, 1995  JANUARY 28, 1995
-----------------------------------------------------------------------------------------------
ASSETS                                                           (Unaudited)
CURRENT ASSETS:
     Cash.................................................      $     15,666       $      4,512
     Short-term investment................................             2,131              2,053
     Accounts and notes receivable........................            10,997             12,398
     Inventory............................................            19,820             26,044
     Prepaid expenses and other current assets............             2,516              1,945
     Deferred income taxes................................             2,051              3,537
                                                                ------------       ------------
        Total current assets..............................            53,181             50,489
                                                                ------------       ------------

NET BOOK VALUE OF PROPERTY AND EQUIPMENT HELD FOR SALE....             9,874             23,378
                                                                ------------       ------------

PROPERTY AND EQUIPMENT:
     Land and improvements................................             9,178              9,180
     Buildings and leaseholds.............................            31,913             31,370
     Equipment............................................            70,307             59,358
                                                                ------------       ------------
                                                                     111,398             99,908
     Less - Accumulated depreciation......................            35,733             30,345
                                                                ------------       ------------
        Net property and equipment........................            75,665             69,563
                                                                ------------       ------------

PROPERTY UNDER CAPITAL LEASES, NET........................             1,545              1,015
                                                                ------------       ------------

OTHER ASSETS:
     Goodwill, net........................................            10,393             10,647
     Franchise and operating rights, net..................             7,059              7,314
     Notes receivable.....................................             2,466              2,494
     Other................................................             6,496              7,328
                                                                ------------       ------------
        Total other assets................................            26,414             27,783
                                                                ------------       ------------
TOTAL ASSETS..............................................      $    166,679       $    172,228
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt....................      $      1,285       $      1,285
     Current portion of capital lease obligations.........               418                285
     Accounts payable.....................................            29,939             28,942
     Accrued expenses.....................................            11,198             17,214
     Accrued interest.....................................             1,062              3,052
                                                                ------------       ------------
        Total current liabilities.........................            43,902             50,778
                                                                ------------       ------------

LONG-TERM DEBT, LESS CURRENT PORTION ABOVE................            86,125             87,324
                                                                ------------       ------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION ABOVE.....             1,749              1,374
                                                                ------------       ------------
OTHER LIABILITIES AND DEFERRED CREDITS....................             5,736              6,837
                                                                ------------       ------------
DEFERRED INCOME TAXES.....................................             4,754              3,098
                                                                ------------       ------------

STOCKHOLDERS' EQUITY:
     Class A Common Stock.................................                33                 33
     Class B Common Stock.................................                30                 30
     Paid-in capital in excess of par value...............            27,673             27,580
     Retained earnings....................................             1,682                179
     Treasury stock, at cost..............................            (5,005)            (5,005)
                                                                ------------       ------------
        Total stockholders' equity........................            24,413             22,817
                                                                ------------       ------------
Total liabilities and stockholder's equity................      $    166,679       $    172,228
-----------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                              FOR THE THREE FISCAL QUARTERS ENDED
                                                              -----------------------------------

                                                               OCTOBER 28, 1995  OCTOBER 29, 1994
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................    $    1,503     $   (3,501)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Cash flow effect of nonrecurring items.........................        (2,310)         3,258
    Cumulative effect of accounting change.........................             -            389
    Depreciation and amortization..................................         9,060          9,336
    Change in deferred income taxes................................         3,142         (2,100)
    Loss on other disposition of properties, net...................            54            643
    Decrease (increase) in accounts and notes receivable...........         1,401           (467)
    Decrease (increase) in inventory...............................         6,224           (756)
    Increase in accounts payable...................................           997          1,485
    (Decrease) increase in accrued interest........................        (1,990)           115
    Increase in other current assets and liabilities, net..........        (4,565)        (2,986)
    (Decrease) increase in other noncurrent liabilities
      and deferred credits.........................................          (813)           496
                                                                       ----------     ----------
Net cash provided by operating activities..........................        12,703          5,912
                                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in short-term investment................................           (78)        (2,031)
  Purchase of property and equipment...............................       (13,820)       (12,766)
  Proceeds from sale of property and equipment.....................        13,817            638
  Proceeds from long-term notes receivable.........................           729            972
  Increase in long-term notes receivable...........................          (701)        (1,400)
  (Increase) decrease in intangibles and other assets, net.........           (69)           185
                                                                       ----------     ----------
Net cash used by investing activities..............................          (122)       (14,402)
                                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of senior subordinated notes, net of offering costs.....             -         72,653
  Repayment of term debt...........................................             -        (22,000)
  Retirement of subordinated debentures............................             -        (27,944)
  Decrease in revolving loan, net..................................             -        (12,100)
  Additional long-term debt........................................             -          1,362
  Repayment of other long-term debt and capital lease obligations..        (1,520)        (1,300)
  Increases in common stock and paid-in capital....................            93             81
                                                                       ----------     ----------

Net cash (used) provided by financing activities...................        (1,427)        10,752
                                                                       ----------     ----------

Increase in cash...................................................        11,154          2,262
Cash at beginning of fiscal year...................................         4,512          6,632
                                                                       ----------     ----------

CASH AT END OF THIRD FISCAL QUARTER................................    $   15,666     $    8,894
------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 28, 1995
                                  (Unaudited)



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

2.    Changes in Capital Accounts
      ---------------------------

      An analysis of the capital stock accounts for the first three fiscal quarters ended October 28, 1995 follows:

                                                                 COMMON STOCK
                                    --------------------------------------------------------------------------
                                    CLASS A SHARES      CLASS B SHARES                         PAID-IN-CAPITAL
                                      ISSUED AT           ISSUED AT                               IN EXCESS OF
                                    $.01 PAR VALUE      $.01 PAR VALUE       AMOUNT                PAR VALUE
                                    --------------      --------------   ---------------       ---------------

Balance January 28, 1995               3,290,460           2,961,953         $   62,526         $   27,579,716
Employee stock purchase plan              13,038                  -                 129                 48,914
Stock options exercised                   16,125                  -                 161                 44,182
Exchange of Class B shares
  for Class A shares
                                           2,936              (2,936)                -                      -
Balance October 28, 1995             -----------         -----------         ----------         --------------
                                       3,322,559           2,959,017         $   62,816         $   27,672,812
                                     -----------         -----------         ----------         --------------

      As of October 28, 1995, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 2,800,934 Class A shares and 2,783,060 Class B shares outstanding.

3.    Earnings (Loss) Per Share
      -------------------------

      Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period.

4.    Seasonality
      -----------

      The results of operations for the third fiscal quarter ended October 28, 1995 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

5.    Nonrecurring Charges
      --------------------

      A summary of nonrecurring charges for the third fiscal quarter and the three fiscal quarters ended October 28, 1995 and October 29, 1994 is as follows:

                                          FOR THE THIRD FISCAL     FOR THE THREE FISCAL
                                             QUARTER ENDED            QUARTERS ENDED
                                          ---------------------    ---------------------
                                           OCT 28,    OCT 29,       OCT 28,    OCT 29,
                                            1995       1994          1995       1994
---------------------------------------------------------------    ---------------------
                                                        (IN THOUSANDS)
Expenses associated with purchase
   of majority shareholder's interest..   $     945    $    -      $     945   $     -
Costs of store closings................         500         -            740        518
Costs to divest of dairy
   manufacturing and distribution
   operations..........................         752         -            765         -
Regulatory and financing fees
   and expenses........................          -          -             -         285
Administrative severance,
   settlement and related costs........          -         750            -       2,550
Writedown of non-operating
   properties to net realizable
   value...............................          -          -             -         600
                                          ---------------------    ---------------------

Total                                     $   2,197    $   750     $   2,450   $  3,953
                                          =====================    =====================

      During the current year third fiscal quarter, the Company incurred $945,000 in legal and professional fees associated with the purchase of a former majority shareholder's interest in the Company (see Note 6). The further effects of such purchase will be reflected in the fourth fiscal quarter financial statements of the Company.

      In the prior fiscal year, the Company recorded a nonrecurring charge for costs associated with the sale or closing of 143 of its retail convenience stores and the closing of 81 of its retail gasoline facilities. During the current year three fiscal quarters, the Company has incurred $740,000 of costs in excess of the previously recorded estimate to close or sell such stores. Such costs relate, in part, to disposal of equipment, inventory and leases associated with closed stores and the removal of underground storage tanks associated with the closed gasoline facilities.

      In the prior fiscal year, the Company recorded a nonrecurring charge for costs associated with the discontinuance and sale of its dairy manufacturing and distribution operations. During the current year three fiscal quarters, the Company has incurred $765,000 of costs in excess of the previously recorded estimate to close and sell such operations.

      In the prior fiscal year, the Company incurred $285,000 in nonrecurring duplicative interest expense, net of interest income, due to the issuance of the Company's 10.25% senior subordinated notes on March 3, 1994 and the subsequent retirement of the Company's 14.25% subordinated debentures on April 4, 1994.

      In the prior year three fiscal quarters, the Company recorded nonrecurring charges of $2,550,000 for costs, including legal expenses, associated with the removal of the Company's former president and Chief Executive Officer by the Board of Directors, and the settlement of legal disputes arising therefrom and severance and other personnel related costs associated with a reduction in other administrative support positions by the Company.

6.    Subsequent Events
      -----------------

      Subsequent to the end of the current year third fiscal quarter, the Company consummated the purchase of the interests of Charles Nirenberg and certain of his affiliates (collectively, "Nirenberg") in DM Associates Limited Partnership (the "Nirenberg Transaction"). Nirenberg's interests in the limited partnership included limited partnership interests and a promissory note secured by 1,220,000 shares of the Company's Class B Common Stock.

      The aggregate cash consideration paid by the Company to Nirenberg for their interests in the limited partnership, including the note, was $10,000,000. In addition, Dairy Mart agreed to pay Nirenberg $2,300,000 in consideration of certain matters, including Nirenberg waiving certain claims against the Company, Nirenberg executing a non-compete agreement and Nirenberg allowing Dairy Mart to use his name and likeness in advertising and marketing materials. Dairy Mart also agreed to reimburse Nirenberg for up to $850,000 of previously unreimbursed fees and expenses incurred in connection with activities relating to Dairy Mart.

      In order to finance the transaction, the Company issued $13,500,000 aggregate principal amount of its 10-1/4% Senior Subordinated Notes (Series B) due 2004 (the "Series B Notes"). The Series B Notes have substantially the same terms and conditions as the Company's current $75,000,000 10-1/4% Senior Subordinated Notes (Series A) due 2004 (the "Series A Notes"). The Indenture pursuant to which the Company issued the Series A Notes has been amended and restated so as to also apply to the Series B Notes. The Series B noteholders also acquired warrants (the "Warrants") with a six year maturity to purchase 1,215,000 shares of the Company's Class A Common Stock at $6.95 per share. The exercise price may be adjusted to 110% of the market price of the Company's Class A Common Stock one year after the issuance of the Warrants, if such adjustment results in a decrease of the exercise price.

     The Company has also agreed to register the Warrants and the underlying Class A Common Stock for sale with the Securities and Exchange Commission at the Company's expense. Failure to so register the Warrants and underlying Class A Common Stock may cause the interest rate on the Series B Notes to increase in increments to a maximum rate of 11-3/4%.

      The Company also obtained from the holders of a majority of the Company's Series A Notes a consent to the Nirenberg Transaction and a waiver of certain alleged events of default. For such consent and waiver, the Company issued to all of the holders of the Series A Notes, Warrants with a six year maturity to purchase 500,000 shares of the Company's Class A Common Stock at $6.95 per share. Such Warrants to purchase 500,000 shares of Class A Common Stock have substantially the same provisions as the Warrants to purchase 1,215,000 shares of Class A Common Stock.

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
         MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



SUMMARY RESULTS OF OPERATIONS


      The Company's net income for the first three fiscal quarters ended
October 28, 1995 was $1.5 million as compared to a net loss of $3.1 million in the first three fiscal quarters of the prior year. The three fiscal quarters and third fiscal quarter of both years included nonrecurring charges as follows:

                                           FOR THE THIRD FISCAL       FOR THE THREE FISCAL
                                              QUARTER ENDED              QUARTERS ENDED
                                           ---------------------      ---------------------
                                            OCT 28,    OCT 29,         OCT 28,     OCT 29,
(IN MILLIONS)                                1995       1994            1995        1994
----------------------------------------------------------------      ---------------------

Expenses associated with
   purchase of  majority
   shareholder's interest                  $   0.9    $    -          $   0.9     $    -
Costs of store closings                        0.5         -              0.7         0.5
Costs to divest of dairy
   manufacturing and
   distribution operations                     0.8         -              0.8          -
Regulatory and financing fees
   and expenses                                 -          -               -          0.3
Administrative severance,
   settlement and related costs                 -        0.8               -          2.6
Writedown of non-operating
   properties to net realizable
   value                                        -          -               -          0.6
                                           --------------------       --------------------

Total                                      $   2.2    $  0.8          $   2.4     $   4.0
                                           ====================       =====================

RESULTS OF OPERATIONS


REVENUES

      Revenues for the current year first three fiscal quarters decreased by $31.9 million from the prior year first three fiscal quarters and revenues for the current year third fiscal quarter decreased by $13.6 million from the prior year third fiscal quarter. A summary of revenues by operating area for the comparative third fiscal quarter and the three fiscal quarters is as follows:

                                   FOR THE THIRD FISCAL      FOR THE THREE FISCAL
                                      QUARTER ENDED             QUARTERS ENDED
                                   ---------------------     ---------------------
                                    OCT 28,      OCT 29,      OCT 28,     OCT 29,
(IN MILLIONS)                        1995         1994         1995        1994
--------------------------------------------------------     ---------------------
 Convenience store                  $ 87.3       $ 93.3       $256.8       $277.2
 Gasoline                             55.5         55.9        169.1        159.5
 Manufacturing and distribution         -           7.5           -          21.8
 Other                                  .7           .4          2.3          1.6
                                    --------------------     ---------------------
      Total                         $143.5       $157.1       $428.2       $460.1
                                    ====================     =====================

      Convenience store revenues decreased $20.4 million, or 7.4%, in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and convenience store revenues for the current year third fiscal quarter decreased by $6.0 million as compared to the prior year third fiscal quarter. These decreases are primarily due to the closing or sale of approximately 120 underperforming stores. Although such closures had a negative impact on revenues, they did have a material favorable effect on the results from operations, since the majority of stores closed or sold had been operating at a loss.

      Gasoline revenues increased $9.6 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters due to an increase in the average selling price of gasoline of 5.8 cents per gallon combined with an increase in total gasoline gallons sold of 630,000. The increase in gasoline gallons sold was due to further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at certain existing locations offset by the closure of certain low volume gasoline locations. Gasoline revenues decreased $400,000 in the current year third fiscal quarter as compared to the prior year third fiscal quarter due to a decrease in the average selling price of 0.5 cents per gallon combined with a decrease in total gasoline gallons sold of 94,000 resulting from the closure of low volume gasoline locations described above.

      Manufacturing and distribution revenues are not reflected in the current year first three fiscal quarters and the current year third fiscal quarter as compared to the corresponding periods of the prior fiscal year due to the closing and divestiture of the Company's dairy manufacturing and distribution operations in the current fiscal year.

GROSS MARGINS

      Gross margins for the current year first three fiscal quarters decreased $1.1 million from the prior year first three fiscal quarters and gross margins for the current year third fiscal quarter decreased $1.8 million from the prior year third fiscal quarter. A summary of the gross margins by operating area for the comparative third fiscal quarter and the three fiscal quarters is as follows:

                                   FOR THE THIRD FISCAL          FOR THE THREE FISCAL
                                      QUARTER ENDED                 QUARTERS ENDED
                                   ---------------------         ----------------------
                                    OCT 28,      OCT 29,          OCT 28,       OCT 29,
(IN MILLIONS)                        1995         1994             1995          1994
--------------------------------------------------------         ----------------------
                                    $ 33.5       $ 34.5           $   97.9      $ 99.8
Convenience store
Gasoline                               6.4          7.3               18.3        17.5
Manufacturing and distribution          -            .2                 -           .7
Other                                   .7           .4                2.3         1.6
                                  ----------------------         ----------------------
     Total                         $  40.6       $ 42.4           $  118.5      $119.6
                                  ======================         ======================

      Convenience store gross margins decreased by $1.9 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and convenience store gross margins for the current year third fiscal quarter decreased $1.0 million as compared to the prior year third fiscal quarter. These decreases were due to the reduction in the number of stores described above, offset by improved product gross margins and higher lottery commissions.

      Gasoline gross margins increased by $800,000 in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters and gasoline gross margins decreased by $900,000 in the current year third fiscal quarter as compared to the prior year third fiscal quarter. The increase for the current year first three fiscal quarters is primarily due to an increase of 0.5 cents in gross margin per gallon. The decrease for the current year third fiscal quarter is due to a decrease of 1.6 cents in gross margin per gallon combined with the decrease in gasoline gallons sold as described above.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

      Selling expenses for the current year first three fiscal quarters decreased $4.3 million from the prior year first three fiscal quarters. General and administrative expenses for the current year first three fiscal quarters decreased $2.6 million from the prior year first three fiscal quarters. For the current year third fiscal quarter alone, selling expenses decreased $1.3 million and general and administrative expenses decreased $300,000 as compared to the corresponding period of the prior year. A summary of selling expenses by operating area and general and administrative expenses for the comparative third fiscal quarter and the three fiscal quarters is as follows:

                               FOR THE THIRD FISCAL         FOR THE THREE FISCAL
                                  QUARTER ENDED                QUARTERS ENDED
                               --------------------         --------------------
                                OCT 28,    OCT 29,           OCT 28,     OCT 29,
(IN MILLIONS)                    1995       1994              1995        1994
---------------------------------------------------         --------------------
Convenience store               $ 25.1     $ 26.6            $ 74.1      $ 79.0
Gasoline                           3.2        3.0               9.6         9.0
                               --------------------         --------------------
                                  28.3       29.6              83.7        88.0

General and
   administrative expenses         8.5        8.8              22.6        25.2
                               --------------------         --------------------

     Total                      $ 36.8     $ 38.4            $106.3      $113.2
                               ====================         ====================

      Convenience store selling expenses decreased $4.9 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and convenience store selling expenses decreased $1.5 million for the current year third fiscal quarter as compared to the prior year third fiscal quarter. These decreases were due to the closure or sale of underperforming stores as described above, partially offset by higher labor and rent costs on a per store basis.

      Gasoline selling expenses increased $600,000 in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters and gasoline selling expenses increased $200,000 in the current year third fiscal quarter as compared to the prior year third fiscal quarter. These increases were primarily due to the operation of new or remodeled expanded facilities as described above combined with increased environmental expenses associated with the remediation of gasoline locations after considering expected reimbursements from various state environmental trust funds.

      General and administrative expenses decreased in the current year first three fiscal quarters and the current year third fiscal quarter as compared to the corresponding periods of the prior year primarily due to a reduced level of administrative support staff.


INTEREST EXPENSE AND TAXES

      Interest expense remained relatively constant in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters.

      The effective tax rate for the Company was a provision of 45% for the current year first three fiscal quarters as compared to a benefit of 40% for prior year first three fiscal quarters, and a benefit of 40% for the current year third fiscal quarter as compared to a provision of 41% for the prior year third fiscal quarter. The Company provides for income taxes at the effective rate expected to be incurred for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations in the current year first three fiscal quarters significantly exceeded the current debt service requirements of the Company's long-term debt and capital lease obligations. Additional cash flow was generated in the current fiscal year from the sale of certain assets, including the sale and leaseback of 17 existing store properties. In addition, the Company has a revolving line of credit available, although not currently utilized, to address the timing of certain working capital disbursements. Management believes that the cash flow from operations and the sale of certain underperforming and non-operating assets will provide the Company with ample liquidity and the capital necessary to achieve the anticipated expansion in its retail operations (see Capital Expenditures). For information with respect to the issuance of $13,500,000 aggregate principal amount of the Company's 10-1/4% Senior Subordinated Notes (Series B) due 2004, see Part II - OTHER INFORMATION.

CASH PROVIDED BY OPERATING ACTIVITIES

      During the current year first three fiscal quarters, net cash generated by operations was $6.8 million higher than the prior year first three fiscal quarters. This increase was primarily due to the improved results of operations in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters (see RESULTS OF OPERATIONS) and to cash provided from working capital through the collection of certain accounts receivable and the liquidation of certain inventories associated with asset divestitures.

      During the current year first three fiscal quarters, the Company paid its trade payables in an average of 25 days, which compares to 24 days for the fiscal year ended January 28, 1995 and 25 days for the prior year first three fiscal quarters. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuer of the money orders. As of October 28, 1995 and January 28, 1995, the amounts due the issuer of the money orders were $6.7 million and $5.3 million, respectively. The Company's remittance obligation to the issuer of the money orders is primarily secured by an outstanding letter of credit in the amount of $7.5 million.

CASH PROVIDED BY FINANCING ACTIVITIES

      During the current year first three fiscal quarters, net cash of $1.4 million was used primarily to repay long-term debt and capital lease obligations. During the prior year first three fiscal quarters, net cash of $10.8 million was provided from the issuance of the Notes and the subsequent repayment of the indebtedness under a bank term loan and bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures.

      During the current year first fiscal quarter, management finalized an amendment of the Company's senior credit facility temporarily reducing the total availability to $20.0 million with $15.0 million available for the issuance of letters of credit. As of October 28, 1995, the Company had no outstanding revolving credit loans under the amended credit facility, but did have $13.8 million of letters of credit outstanding thereunder. The Company may utilize the amended credit facility as needed for working capital and general corporate purposes.

CASH USED BY INVESTING ACTIVITIES

      During the current year first three fiscal quarters, net cash of $122,000 was used by investing activities. The receipt of $13.8 million in proceeds from the sale of certain assets, as described above, offset the use of $13.8 million to fund the Company's capital expenditures. Consistent with the Company's overall objective to strengthen its investment in retail operations, proceeds from the sale of assets and cash generated from operations will be used to fund future capital expenditures of the Company including the development of new stores and the upgrading and remodeling of existing stores.

CAPITAL EXPENDITURES

      The Company anticipates spending approximately $18 million for capital expenditures in the current fiscal year ending February 3, 1996 by purchasing store and gasoline equipment for new store locations, remodeling a limited number of its existing stores, introducing certain branded fast food concepts in a number of stores, and significantly upgrading certain gasoline locations to include the installation of credit card readers at the pump, to improve outdoor lighting and to meet current environmental standards (see Environmental Responsibility).

ENVIRONMENTAL RESPONSIBILITY

      The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of October 28, 1995, the Company had recorded an accrual of $2,086,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.

      The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of October 28, 1995, the Company has recorded a net state trust fund reimbursement receivable of $1,066,000 (representing a gross receivable of $1,244,000 less an allowance of $178,000). Although there are no assurances as to the timing, the Company anticipates receiving reimbursements from the state environmental trust funds within one to four years from the payment of the reimbursable assessment and remediation expenses.

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

                          PART II.  OTHER INFORMATION



ITEM 5.   OTHER INFORMATION
---------------------------

      a.  ISSUANCE OF $13.5 MILLION OF NOTES. On December 1, 1995, the Company
          -----------------------------------
issued $13.5 million aggregate principal amount of its 10-1/4% Senior Subordinated Notes (Series B) due 2004 (the "Series B Notes"). The Series B Notes have substantially the same terms and conditions as the Company's current $75,000,000 10-1/4% Senior Subordinated Notes (Series A) due 2004 (the "Series A Notes"). The Indenture pursuant to which the Company issued the Series A Notes has been amended and restated so as to also apply to the Series B Notes.

      In conjunction with the issuance of the Series B Notes, the Company issued to the purchasers of the Series B Notes, warrants to purchase 1,215,000 shares of the Class A Common Stock of the Company (the "Warrants"). The Warrants may be exercised at any time during the next 6 years. The initial exercise price of the Warrants is $6.95 per share, but the exercise price may be adjusted to 110% of the market price of the Company's Class A Common Stock one year after the issuance of the Warrants, if such adjustment results in a decrease of the exercise price. The exercise price will also be adjusted upon the occurrence of various events, including stock dividends and issuances of Common Stock by the Company for a per share price less than the exercise price of the Warrants or less than the then current market value of the Company's Class A Common Stock.

      The Company has also agreed to register the Warrants and the underlying Class A Common Stock for sale with the Securities and Exchange Commission, at the Company's expense. Failure to so register the Warrants and underlying Class A Common Stock may cause the interest rate to increase in increments to a maximum rate of 11-3/4%.

      b.  PURCHASE BY THE COMPANY OF INTERESTS IN DM ASSOCIATES.  The proceeds
          ------------------------------------------------------
of the Series B Notes were primarily used to fund the obligations of the Company under an Agreement dated October 30, 1995, as amended December 1, 1995 (the "Nirenberg Agreement"), by and among the Company, Charles Nirenberg, and certain of his affiliates (collectively, "Nirenberg"), pursuant to which, among other things, the Company purchased for $10 million (i) all of Nirenberg's limited partnership interests in DM Associates Limited Partnership ("DM Associates"), and (ii) a promissory note of DM Associates payable to Nirenberg in the principal amount of $7.1 million, which note is secured by a pledge of 1,220,000 shares of Class B Common Stock of the Company owned by DM Associates. DM Associates owns 1,858,743 shares, or 60.7%, of the Class B Common Stock of the Company.

      Pursuant to the Nirenberg Agreement, the Company also paid to Nirenberg $2.3 million in consideration of certain matters, including, Nirenberg's waiver of certain alleged claims against the Company, Nirenberg allowing the Company to use his name and likeness in advertising materials and Nirenberg's agreement that he will not for a period of five years compete with the Company, solicit employment of any employee of the Company, or interfere in a material manner with any material business relationship between the Company and any third party. The Company has also agreed to reimburse Nirenberg for up to $850,000 of previously unreimbursed fees and expenses incurred in connection with the activities relating to the Company.

      Under the terms of the Nirenberg Agreement, Nirenberg withdrew as a partner of New DM Management Associates I ("DM Management I") and New DM Management Associates II ("DM Management II"), which were the general partners of DM Associates. As a result, the remaining partners of DM Management I are Robert B. Stein, Jr., the President and a director of the Company; Gregory G. Landry, the Executive Vice President and a director of the Company; and Mitchell
J. Kupperman, a former officer and director of the Company, each of whom owns one-third of the partnership interest of DM Management I. The remaining partners of DM Management II dissolved DM Management II and therefore DM Management I is the sole remaining general partner of DM Associates.

      Mr. Kupperman's employment with the Company was terminated on December 1, 1995. In connection with the termination of Mr. Kupperman's employment and Mr. Kupperman's waiver of certain alleged claims against the Company, the Company paid $1,036,412 to Mr. Kupperman.

      Effective December 1, 1995, Mr. Nirenberg and Mr. Kupperman each resigned as officers and directors of the Company, and M. Harold Jacobsen and Thomas O'Brien, temporary directors appointed by the Company pursuant to the Nirenberg Agreement, also resigned as directors. Thomas W. Janes, a principal of Triumph Capital Group, Inc., a holder of the Series B Notes, was appointed a director to fill the vacancy created by Mr. Kupperman's registration.

      Pursuant to the Partnership Agreement of DM Associates, DM Management I has the right to vote all of the shares of Class B Common Stock owned by DM Associates. Pursuant to the Partnership Agreement of DM Management I, the holders of a majority of the partnership interest of DM Management I determines how to vote 638,743 of the shares owned by DM Associates, and the remaining 1,220,000 shares will be voted for or against any motion or proposal in the same proportion that the other Class B shares (including the 638,743 of DM Associates) are voted.

      The Company has agreed to indemnify Nirenberg against any liability or expense incurred by them as a result of or in connection with the transactions consummated pursuant to the Nirenberg Agreement.

     c.  ISSUANCE OF ADDITIONAL WARRANTS TO NOTEHOLDERS.  In addition to the
         -----------------------------------------------
Warrants to purchase 1,215,000 shares of Class A Common Stock issued in connection with the sale of the Series B Notes, as described above, the Company issued Warrants to purchase 500,000 shares of Class A Common Stock to the holders of the Series A Notes, in consideration of their waiving any rights that they may have had as a result of any Change of Control, as defined in the Indenture, that they may have occurred, and in consideration of their agreement to certain amendments of the Indenture. Such Warrants to purchase 500,000 shares of Class A Common Stock have substantially the same provisions as the Warrants to purchase 1,215,000 shares of Class A Common Stock discussed above.

     d.  AMENDED CREDIT AGREEMENT.  Contemporaneously with the consummation of
         -------------------------
the Nirenberg Agreement and the issuance of the Series B Notes, the Credit Agreement among the Company, Society National Bank, and Fleet Bank, N.A. was amended and restated. The Credit Agreement provides that the issuance of the Series B Notes and the transactions provided for in the Nirenberg Agreement will not constitute defaults under the Credit Agreement. The financial covenants in the Credit Agreement have also been amended so as to reflect the anticipated effect of the Company of the transactions provided for the Nirenberg Agreement.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:


     (a)   EXHIBITS:


     (4.1) Amended and Restated Indenture, dated as of December 1, 1995, by and among the Company, Certain Subsidiaries of the Company, as Guarantors, and First Bank National Association, as Trustee, is filed as Exhibit 4.1 attached hereto.

     (10.1) Note Purchase Agreement, dated as of December 1, 1995, between the Company and the Purchasers Listed in the Schedule of Purchasers therein, relating to 10-1/4% Senior Subordinated Notes (Series B) due March 15, 2004, is filed as Exhibit 10-1 attached hereto.

     (10.2) Form of Stock Purchase Warrant to Subscribe for and Purchase Shares of Class A Common Stock of the Company (Initially Exercisable for an Aggregate of 1,215,000 Shares of Class A Common Stock) is filed as Exhibit 10.2 attached hereto.

     (10.3) Form of Stock Purchase Warrant to Subscribe for and Purchase Shares of Class A Common Stock of the Company (Initially Exercisable for an Aggregate of 500,000 Shares of Class A Common Stock) is filed as Exhibit 10.3 attached hereto.

     (10.4) Registration Rights Agreement, dated December 1, 1995, by and among the Company and the Holders of (i) 10-1/4% Senior Subordinated Notes (Series B) of the Company, due March 15, 2004, and (ii) Warrants to Purchase 1,715,000 shares of Class A Common Stock, par value $.01 per share, of the Company is filed as
               Exhibit 10.4 attached hereto.

     (10.5) Credit Agreement, dated as of February 25, 1994, Amending and Restating the Credit Agreement, dated as of February 25, 1994, as Amended to Date, by and among the Company, Society National Bank, the Banks and Other Financial Institutions Listed on Schedule I therein, and Society National Bank, as Successor Trustee, is filed as Exhibit 10.5 attached hereto.

     (10.6) Modification Agreement, dated as of December 1, 1995, by and among the Company, Charles Nirenberg, FCN Properties Corporation, The Nirenberg Foundation, Inc., formerly known as The Nirenberg Family Charitable Foundation, Inc., Robert B.
               Stein, Jr., and Gregory G. Landry is filed as Exhibit 10.6 attached hereto.

     (10.7) Amended and Restated Letter Agreement, dated December 1, 1995, to Mitchell J. Kupperman from the Company, Robert B. Stein, Jr., and Gregory G. Landry is filed as Exhibit 10.7 attached hereto.

     (10.8) DM Associates Limited Partnership Agreement, dated March 12, 1992. Incorporated herein by reference to Exhibit E of the
               Schedule 13D, dated March 12, 1992, filed by DM Associates Limited Partnership, DM Management Associates and Frank Colaccino.

     (10.9) First Amendment to Partnership Agreement of DM Associates Limited Partnership, dated as of September 8, 1994. Incorporated herein by reference to Exhibit F of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management Associates I, New DM Management Associates II, Charles Nirenberg, Robert B. Stein, Jr., Gregory
               G. Landry, Mitchell J. Kupperman and Frank Colaccino.

     (10.10) First Amendment to Partnership Agreement of New DM Management Associates I, dated as of December 1, 1995, between Robert B. Stein, Jr., Gregory G. Landry and Mitchell J. Kupperman is filed as Exhibit 10.10 attached hereto.

     (10.11) Partnership Agreement of New DM Management Associates I, dated as of September 8, 1994. Incorporated herein by reference to Exhibit G of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management Associates I, New DM Management Associates II, Charles Nirenberg, Robert B. Stein, Jr., Gregory G. Landry, Mitchell J. Kupperman and Frank Colaccino.

     (27)      Financial Data Schedule is filed as Exhibit 27 attached hereto.



     (b)   REPORTS ON FORM 8-K:

     On August 28, 1995, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") in which the Company reported certain matters related to litigation commenced by Charles Nirenberg and Mitchell J. Kupperman against the Company and the Company's other directors in the Delaware Chancery Court.

     On September 29, 1995, the Company filed a Current Report on Form 8-K with the SEC in which the Company reported that it had received notices from holders of a majority of the outstanding principal amount of its 10 1/4% Senior Subordinated Notes due 2004, stating that such holders believed a change of control of the Company and a consequent event of default had occurred under the indenture governing such Notes.

     On October 31, 1995, the Company filed a Current Report on Form 8-K with the SEC in which the Company reported that the Company, Charles Nirenberg, the former Chairman of the Board of Directors and a Director of the Company, and certain other parties executed Agreements settling certain disputes and litigation between the parties.

     No financial statements were filed with any of the Current Reports.

                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DAIRY MART CONVENIENCE STORES, INC.



Date:  December 12, 1995           /s/  Gregory  G.  Landry
                                   ---------------------------------------------
                                   Gregory G. Landry
                                   Executive Vice President
                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number:
--------------

     (4.1) Amended and Restated Indenture, dated as of December 1, 1995, by and among the Company, Certain Subsidiaries of the Company, as Guarantors, and First Bank National Association, as Trustee, is filed as Exhibit 4.1 attached hereto.

     (10.1) Note Purchase Agreement, dated as of December 1, 1995, between the Company and the Purchasers Listed in the Schedule of Purchasers therein, relating to 10-1/4% Senior Subordinated Notes (Series B) due March 15, 2004, is filed as Exhibit 10-1 attached hereto.

     (10.2) Form of Stock Purchase Warrant to Subscribe for and Purchase Shares of Class A Common Stock of the Company (Initially Exercisable for an Aggregate of 1,215,000 Shares of Class A Common Stock) is filed as Exhibit 10.2 attached hereto.

     (10.3) Form of Stock Purchase Warrant to Subscribe for and Purchase Shares of Class A Common Stock of the Company (Initially Exercisable for an Aggregate of 500,000 Shares of Class A Common Stock) is filed as Exhibit 10.3 attached hereto.

     (10.4) Registration Rights Agreement, dated December 1, 1995, by and among the Company and the Holders of (iii) 10-1/4% Senior Subordinated Notes (Series B) of the Company, due March 15, 2004, and (iv) Warrants to Purchase 1,715,000 shares of Class A Common Stock, par value $.01 per share, of the Company is filed as
               Exhibit 10.4 attached hereto.

     (10.5) Credit Agreement, dated as of February 25, 1994, Amending and Restating the Credit Agreement, dated as of February 25, 1994, as Amended to Date, by and among the Company, Society National Bank, the Banks and Other Financial Institutions Listed on Schedule I therein, and Society National Bank, as Successor Trustee, is filed as Exhibit 10.5 attached hereto.

     (10.6) Modification Agreement, dated as of December 1, 1995, by and among the Company, Charles Nirenberg, FCN Properties Corporation, The Nirenberg Foundation, Inc., formerly known as The Nirenberg Family Charitable Foundation, Inc., Robert B. Stein, Jr., and Gregory G. Landry is filed as Exhibit 10.6 attached hereto.

     (10.7) Amended and Restated Letter Agreement, dated December 1, 1995, to Mitchell J. Kupperman from the Company, Robert B. Stein, Jr., and Gregory G. Landry is filed as Exhibit 10.7 attached hereto.

     (10.8) DM Associates Limited Partnership Agreement, dated March 12, 1992. Incorporated herein by reference to Exhibit E of the
               Schedule 13D, dated March 12, 1992, filed by DM Associates Limited Partnership, DM Management Associates and Frank Colaccino.

     (10.9) First Amendment to Partnership Agreement of DM Associates Limited Partnership, dated as of September 8, 1994. Incorporated herein by reference to Exhibit F of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management Associates I, New DM Management Associates II, Charles Nirenberg, Robert B. Stein, Jr., Gregory
               G. Landry, Mitchell J. Kupperman and Frank Colaccino.

     (10.10) First Amendment to Partnership Agreement of New DM Management Associates I, dated as of December 1, 1995, between Robert B. Stein, Jr., Gregory G. Landry and Mitchell J. Kupperman is filed as Exhibit 10.10 attached hereto.

     (10.11) Partnership Agreement of New DM Management Associates I, dated as of September 8, 1994. Incorporated herein by reference to Exhibit G of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management Associates I, New DM Management Associates II, Charles Nirenberg, Robert B. Stein, Jr., Gregory G. Landry, Mitchell J. Kupperman and Frank Colaccino.

     (27)      Financial Data Schedule is filed as Exhibit 27 attached hereto.