Form 10-K
period 1996-02-03
DAIRY MART CONVENIENCE STORES INC
filed 1996-05-02
CIK 721675

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           ________________________

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended FEBRUARY 3, 1996


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From ______ to ______

                        Commission File Number 0-12497
                              __________________

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

       Registrant's telephone number, including area code (860) 741-4444
                            _______________________

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
              Title of each class           on which registered
                    None                           None

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock (Par Value $.01)
                     Class B Common Stock (Par Value $.01)
                               (Titles of class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of April 1, 1996, 2,804,671 shares of Class A Common Stock and 2,783,060 shares of Class B Common Stock were outstanding, and the aggregate market value of both classes of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $22,027,309.00.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Registrant's 1996 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year are incorporated by reference in Part III.

The Section entitled "INFORMATION REGARDING DM ASSOCIATES AND THE NIRENBERG TRANSACTION" on pages 19 through 21 of the Registrant's Proxy Statement dated December 26, 1995 is incorporated by reference into Part I of this Form 10-K.

                                    PART I
                                    ------

ITEM 1.   BUSINESS


GENERAL

     Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart"), operates one of the nation's largest convenience store chains. Founded in 1957, the Company operates or franchises approximately 877 stores under the "Dairy Mart" name in 11 states located in the Northeast, Midwest and Southeast. Approximately 375 stores sell gasoline and approximately 290 stores are franchised.

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

     The Company is incorporated in Delaware and maintains its principal executive offices at One Vision Drive, Enfield, Connecticut 06082. The Company's telephone number is (860) 741-4444.


STORES

     The Company's stores are generally located in densely populated suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. Approximately 375 locations also sell gasoline, which the Company believes is an important convenience for customers. Shelving and displays, including refrigeration units, deli and other fast food counters and displays, are designed to encourage customers to purchase high profit margin products including impulse purchase items such as candy, fountain drinks and ice cream novelties. Stores are located on sites which are well-lit, easily accessible by customers and provide ample parking. All of the Company's stores also offer extended hours for additional convenience, with over one-half of the stores open 24 hours per day. A typical Dairy Mart store ranges between 2,400 and 2,700 square feet and is a free standing structure.

     As of February 3, 1996, the Company operated and franchised retail convenience stores in the following three regions of the United States:

                                                                       NUMBER OF
NORTHEAST REGION                                                        STORES
                                                                       ---------
  Massachusetts.....................................................         61
  Connecticut.......................................................         56
  New York..........................................................         37
  Rhode Island......................................................         18
                                                                       --------

     Total Northeast Stores.........................................        172
                                                                       --------

MIDWEST REGION

  Ohio..............................................................        448
  Michigan..........................................................         36
  Pennsylvania......................................................         27
                                                                       --------

     Total Midwest Stores...........................................        511
                                                                       --------

SOUTHEAST REGION

  Kentucky..........................................................        151
  Indiana...........................................................         20
  Tennessee.........................................................         14
  North Carolina....................................................          9
                                                                       --------

     Total Southeast Stores.........................................        194
                                                                       --------

         Total Stores...............................................        877
                                                                       ========

UPGRADE AND REMODEL OF EXISTING STORE BASE AND CLOSING
UNDERPERFORMING STORES


     The Company has an ongoing program to upgrade and remodel the Company's retail and gasoline locations to cater to the always changing convenience needs of today's customer. The program includes modernizing and re-imaging the store's appearance, upgrading the gasoline facilities and installing the most modern environmental protection equipment. Remodeled stores will also have more space devoted to higher profit margin items and certain stores will install branded fast food concepts, such as Taco Bell(R), Subway(R) and Pizza Hut(R), to attract customers and enhance performance.

     The Company has historically evaluated the performance of each of its stores in order to determine its contribution to the Company's overall profitability. Management has raised the acceptable level that a store's performance must meet in order for the store to be eligible for on-going capital expenditure support from the Company. Accordingly, in fiscal year 1996, the Company closed 92 of its retail convenience stores and 38 of its retail gasoline facilities due to their inability to meet the Company's economic and non-economic criteria for long-term stability and growth.

NEW STORES

     A major component in the Company's growth strategy is to continue to build new stores and increase its level of gasoline sales. All new store locations have significantly expanded gasoline retailing capacity and devote a greater amount of selling space to high profit margin products.


TECHNOLOGICAL UPGRADE

     The Company's Information Systems group is continuing to evaluate several technological upgrades and procedural enhancement opportunities to increase the efficiency of the existing store operations and corporate support functions. These enhancements will provide more detailed and timely information regarding store operations, including composition of sales, inventory levels and product pricing and profit analysis.


GASOLINE OPERATIONS

     Gasoline sales enable the Company to significantly increase a store's total level of sales without a commensurate increase in overhead. Gasoline sales accounted for approximately 40% of total revenues of the Company in fiscal year 1996 and approximately 35% for fiscal years 1995 and 1994. As of February 3, 1996, 376 stores sold gasoline. Financial information related to the Company's gasoline operations for the last three fiscal years is set forth in Note 11 to the Consolidated Financial Statements.

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


FRANCHISE OPERATIONS

     The Company franchises 290 stores throughout its three geographic regions. Franchise stores generally follow the same operating policies as Company stores, and are subject to Company supervision under franchise agreements. Company operated and franchise stores are of the same basic store design and sell substantially the same products. Most franchisees purchase their products through the same supplier used by the Company.

     The Company offers two types of franchising arrangements- the "full" franchise and the "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store, and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of February 3, 1996, there were 131 full franchise locations and 159 limited franchise locations.

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

     The following table sets forth the number of stores, on both a Company operated and franchise operated basis, that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:

                                  February 3, 1996                   January 28, 1995                  January 29, 1994
                          ---------------------------------  --------------------------------  --------------------------------
                          Company     Franchise              Company     Franchise             Company     Franchise
                          Operated    Operated      Total    Operated    Operated     Total    Operated    Operated     Total
                          --------    ---------     -----    --------    ---------    -----    ---------   ---------    ------
At beginning of period..     644          317         961       687         335       1,022       709         370       1,079

Opened or acquired......       8           -            8        10           1          11         4           -           4

Closed or sold..........     (68)        (24)         (92)      (57)        (15)        (72)      (50)        (11)        (61)

Transferred (net).......       3          (3)          --         4          (4)         --        24         (24)         --
                           -----       -----        -----     -----       -----       -----     -----       -----       -----

At end of period........     587         290          877       644         317         961       687         335       1,022
                           =====       =====        =====     =====       =====       =====     =====       =====       =====

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


EMPLOYEES

     As of February 3, 1996 exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 4,100 employees.

ENVIRONMENTAL COMPLIANCE

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures relating to its gasoline operations. These laws and regulations relate primarily to underground storage tanks ("USTs"). The United States Environmental Protection Agency has established standards for, among other things: (i) maintaining leak detection;
(ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing USTs to prevent future releases; (v)keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. A number of states in which the Company operates also have adopted UST regulatory programs.

     In the ordinary course of business, the Company periodically detects releases of gasoline or other regulated substances from USTs it owns or operates. As part of its program to manage USTs, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline facilities. The Company accrues its estimates of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Additionally, the Company records as receivables the estimated reimbursements of a portion of the total costs from various state environmental trust funds which have provisions for sharing or reimbursing certain costs incurred by UST owners or operators based upon compliance with the terms and conditions of such funds. Due to the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year. Under current federal and state regulatory programs, the Company also will be obligated by December 22, 1998 to upgrade or replace most existing USTs it owns or operates to meet certain corrosion, overfill- and spill-protection and leak-detection requirements. The Company has been evaluating each site on an individual basis to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.

     In addition to ongoing assessment and remediation costs, the Company presently estimates that it will be required to make capital expenditures, including those requiring upgrading or replacing of existing USTs, ranging from approximately $10.0 to $12.0 million in the aggregate over the next three fiscal years to comply with current federal and state UST regulations, which capital expenditures could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -Environmental Responsibility").

     The Company's estimate of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions, or other unexpected circumstances. As a result, the actual costs incurred may vary significantly from the estimate noted above .

BUSINESS OUTLOOK

     This Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include plans and objectives to upgrade and remodel store locations, to build new stores and increase gasoline sales, to improve certain aspects of the franchisee program, to sell or lease certain assets, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, the future profitability of the Company, the availability of desirable store locations, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, and general economic conditions.



ITEM 2.   PROPERTIES

     Of the 877 stores in operation as of February 3, 1996, 103 store locations were owned by the Company and 774 were leased. In addition, the Company owns 20 locations and is the primary lessee for 86 locations not currently operated as Dairy Mart stores. The Company's policy is to endeavor to lease or sublease such locations to third parties. From time to time the Company enters into sale-leaseback transactions whereby the Company sells retail locations and leases such locations back from the purchasers.

     The Company owns its corporate headquarters facility in Enfield, Connecticut. This facility has approximately 77,000 square feet and is located on eighty-eight acres of land. The Company also owns its former Northeast region operating office building and former manufacturing and processing plant located in a 33,000 square foot building, and its 200,000 square foot former Midwest processing plant and current regional administrative office located in Cuyahoga Falls, Ohio. The Company also leases administrative offices for its Southeast regional offices. In an effort to redirect capital from within the business to enhance overall returns and increase liquidity, management has identified certain assets which it intends to sell. Management has established an internal rate of return criteria to evaluate assets in order to optimize the return on the Company's capital investment. The Company is attempting to sell its corporate headquarters facility in Enfield, Connecticut, the former Northeast regional operating office, and the buildings and real estate that formerly comprised its Connecticut and Ohio manufacturing and distribution facilities.

ITEM 3.   LEGAL PROCEEDINGS

    The Company has been named as a nominal defendant, along with certain of those persons who were directors of the Company in fiscal 1996, in two shareholder derivative actions captioned Kahn v. Nirenberg (C.A. No. 14893)
                                         -----------------
and Uni-Marts, Inc. v. Stein (C.A. No. 14713), both of which are pending in the
    ------------------------
Delaware Court of Chancery of New Castle County. The plaintiffs allege, among other things, that in connection with the settlement of the dispute between Charles Nirenberg and the Company's management with respect to control of the Company (the "Nirenberg Settlement"), the directors violated their fiduciary duty to the Company and its stockholders, violated provisions of Delaware corporate law and wasted corporate assets. Mr. Nirenberg is a former shareholder, director and officer of the Company. The plaintiffs seek, among other things, a declaration that the current structure of the general partner of DM Associates Limited Partnership ("DM Associates") is invalid and that certain voting rights with respect to the Class B Common Stock held by DM Associates should be vested in the Company. The Company is contesting these claims and, at this time is not able to determine what the outcome of this litigation will be.

     The Company was party to a legal proceeding with Mr. Nirenberg (the "Nirenberg Litigation") that was dismissed with prejudice during the fourth quarter of fiscal 1996. A description of the Nirenberg Litigation and the Nirenberg Settlement is located in the section entitled "INFORMATION REGARDING DM ASSOCIATES AND THE NIRENBERG TRANSACTION" on pages 19 through 21 of the Company's Proxy Statement dated December 26, 1995, which section is incorporated herein by reference. Subsequent to fiscal 1996, the interest of one of the partners of New DM Management Associates I was repurchased by such Partnership. As a result, the remaining partners of New DM Management Associates I are Messrs. Stein and Landry, each of whom owns one-half of the partnership interests of New DM Management Associates I. New DM Management Associates I is the sole general partner of DM Associates. DM Associates is the owner of record of approximately 60% of the total voting power of both classes of Common Stock of the Company.

     In the ordinary course of business, the Company is party to various other actions which the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which the Company currently is party will not have a material adverse effect upon its future results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 19, 1996, the Company held its Annual Meeting of its stockholders. The following matters were voted on at the Annual Meeting:

     1. The election of Thomas W. Janes and Truby G. Proctor, Jr. as Class A Directors and Frank W. Barrett, J. Kermit Birchfield, John W. Everets, Jr., Gregory G. Landry and Robert B. Stein, Jr. as Class B Directors;

     2. The adoption of the Company's 1995 Stock Option Plan for Outside Directors;

     3. The adoption of the Company's 1995 Stock Option and Incentive Award Plan; and

     4. The ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending February 3, 1996.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the Annual Meeting:

                                                                                  Broker
                                                  For      Against    Abstain    Nonvotes
                                                -------    -------    -------    --------
     1.  Election of Mr. Janes............     169,738      51,450        -           -
     2.  Election of Mr. Proctor..........     169,745      51,443        -           -
     3.  Election of Mr. Barrett..........   2,422,600      42,856        -           -
     4.  Election of Mr. Birchfield.......   2,422,600      42,856        -           -
     5.  Election of Mr. Everets..........   2,422,600      42,856        -           -
     6.  Election of Mr. Landry...........   2,422,600      42,856        -           -
     7.  Election of Mr. Stein............   2,422,600      42,856        -           -
     8.  Adoption of 1995 Stock Option
          Plan for Outside Directors......   1,613,536     435,691      5,982     631,835
     9.  Adoption of 1995 Stock Option
          and Incentive Award Plan........   1,803,430     524,465      2,790     355,959
     10. Ratification of Independent
          Accountants ....................   2,663,565      22,184        895         -

See item 3.  Legal Proceeding for a description of the Nirenberg Settlement.

                                    PART II
                                    -------

ITEM 5.   MARKET INFORMATION FOR REGISTRANTS COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company has not paid any cash dividends during the last two fiscal years, and pursuant to loan covenants contained in the Company's new senior revolving credit facility, is currently restricted from paying any dividends and from repurchasing its capital stock. The Company's Class A Common Stock and Class B Common Stock are traded on The NASDAQ Stock Market under the symbols DMCVA and DMCVB. The following table sets forth the high and low sales prices per share of both classes of the Company's Common Stock, as quoted on The NASDAQ Stock Market, for the last two fiscal years.

                                             Class A        Class B
                                             Common         Common
                                             Stock          Stock
                                         -------------------------------
                                         High     Low    High    Low
- - ------------------------------------------------------------------------

Fiscal Year Ended February 3,1996:

- - ------------------------------------------------------------------------

First Quarter                            4 5/8    3 5/8  4 7/8   3 3/4
Second Quarter                           5        4 3/4  5 1/2   4 3/4
Third Quarter                            6 3/8    5 5/8  7 1/4   6 2/15
Fourth Quarter                           6 1/4    5 1/2  6 3/4   5 1/2

- - ------------------------------------------------------------------------

Fiscal Year Ended January 28, 1995:

- - ------------------------------------------------------------------------

First Quarter                            7 1/4    5 3/4  8       6 3/4
Second Quarter                           6 1/2    3 3/4  6 3/4   4 1/4
Third Quarter                            4 1/4    2 1/2  4 3/4   2 1/4
Fourth Quarter                           4        2 5/8  4 1/4   2 7/8

- - ------------------------------------------------------------------------

There were approximately 3,000 stockholders as of April 1, 1996. Included in this number are shares held in nominee or street names.

ITEM 6.   SELECTED FINANCIAL DATA

Five Years Ended February 3, 1996                                            1996(a)     1995(a)     1994(a)     1993(a)     1992
- - ---------------------------------                                         ----------------------------------------------------------
                                                                                    (in thousands, except per share amounts)
OPERATING RESULTS:

Revenues..................................................................$  571,311  $  596,782  $  591,500  $  580,014  $  572,761
                                                                          ----------------------------------------------------------

Earnings Before Interest Expense, Income Taxes,

     Depreciation and Amortization (EBITDA)...............................    12,831       4,377      23,646      16,323      28,852
                                                                          ----------------------------------------------------------

Interest Expense..........................................................     9,661       9,219       7,644       7,456       8,260
                                                                          ----------------------------------------------------------

Income (Loss) Before Income Taxes, Extraordinary Item

     and Cumulative Effect of Accounting Changes..........................    (9,220)    (17,319)      3,102      (4,797)      7,021
                                                                          ----------------------------------------------------------

Net Income (Loss).........................................................    (6,000)    (11,150)        866      (6,850)      4,092
                                                                          ----------------------------------------------------------

Earnings (Loss) Per Share:

     Before Extraordinary Item and Cumulative Effect of Accounting Changes     (1.12)      (1.94)        .33        (.53)        .75
                                                                          ----------------------------------------------------------

     Net Earnings (Loss) Per Share........................................     (1.12)      (2.01)        .16       (1.26)        .75
                                                                          ----------------------------------------------------------


BALANCE SHEET DATA:

Net Property and Equipment................................................$   80,387  $   70,578  $   93,774  $   93,076  $   86,437
                                                                          ----------------------------------------------------------

Total Assets..............................................................   164,938     172,228     169,442     175,178     165,555
                                                                          ----------------------------------------------------------

Long-Term Obligations (b).................................................   100,881      90,268      77,343      81,035      79,119
                                                                          ----------------------------------------------------------

Stockholders' Equity......................................................     9,208      22,817      33,870      32,732      39,100
                                                                          ----------------------------------------------------------

================================================================================

(a)  The results for the years presented include
     non-recurring and unusual charges as follows:                           1996         1995        1994        1993        1992
- - --------------------------------------------------                        ----------------------------------------------------------
                                                                                                  (in thousands)
NONRECURRING PRE-TAX CHARGES:

Costs and Expenses Related to Settlement Agreement with Stockholder.......$    6,487  $      -   $       -    $      -    $      -

Costs to Divest of Dairy Manufacturing and Distribution Operations........     1,313       2,500         -         5,200         -

Administrative Severance, Settlement and Related Costs....................     1,211       2,800         -           -           -

Regulatory and Administrative Fees and Expenses...........................     1,287       1,216         -           -           -

Writedown of Non-operating Properties to Net Realizable Value.............     1,000       3,584         -           -           -

Costs of Store Closings and Restructuring.................................       902       3,900         -           -           -
                                                                          ----------------------------------------------------------

                                                                          $   12,200  $   14,000  $      -    $    5,200  $      -
                                                                          ----------------------------------------------------------

OTHER UNUSUAL CHARGES, NET OF RELATED INCOME TAX EFFECT:

Extraordinary Loss on Extinguishment of Debt..............................$      -    $     -     $      928  $      -    $      -

Cumulative Effect of Accounting Changes...................................       -          389          -         3,951         -


(b) Long-term obligations include the current portion of long-term obligations.

FINANCIAL HIGHLIGHTS

For the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994

                                                                         1996            1995            1994
- - ---------------------------------------------------------------------------------------------------------------
                                                                        (in thousands, except per share and per
                                                                        gallon amounts and number of locations)
Financial Data:
 Revenues:
   Merchandise Sales................................................   $341,526        $355,435        $355,808
   Gasoline Sales...................................................    226,505         210,541         206,155
   Dairy Sales......................................................         - (1)       28,563          27,075
   Other............................................................      3,280           2,243           2,462
                                                                       ----------------------------------------

                    Total Revenues..................................   $571,311        $596,782        $591,500
                                                                       ----------------------------------------

Store Data:
 Company Operated:
   Gross Profit $...................................................   $111,153        $110,577        $111,152
   Average Sales Per Store..........................................       $550            $522            $489
   Average Gross Profit Per Store...................................       $189            $172            $162
   Number of Stores at Year End.....................................        587             644             687

 Franchise Operated:
   Franchise Fee $..................................................    $18,805         $19,426         $19,612
   Average Sales Per Store..........................................       $586            $556            $554
   Average Gross Profit Per Store...................................        $65             $61             $59
   Number of Stores at Year End.....................................        290             317             335

 Total Stores:
   Gross Profit $...................................................   $129,958        $130,003        $130,764
   Average Sales Per Store..........................................       $562            $533            $510
   Average Gross Profit Per Store...................................       $148            $135            $128
   Number of Stores at Year End.....................................        877             961           1,022

 Gasoline Data:
   Gallons Sold.....................................................    212,832         206,441         206,365
   Gross Profit $...................................................    $24,525         $24,079         $25,320
   Average Gallons Sold Per Store...................................        566             508             493
   Gross Profit $ Per Gallon........................................    $0.1152         $0.1166         $0.1227
   Number of Gas Locations at Year End..............................        376             406             419

Other Data:
 Weighted Average Number of Shares..................................      5,374           5,541           5,532
 Book Value Per Share (2)...........................................      $1.41           $4.02           $6.07
 -------------------------------------------------------------------------------------------------------------------

(1) In fiscal 1996, the Company discontinued its manufacturing and distribution operations. The losses resulting from this operation were reflected as a nonrecurring charge.

(2) The calculation utilizes total shares outstanding including the dilutive effect of stock options and warrants, as of February 3, 1996, January 28, 1995 and January 29, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY RESULTS OF OPERATIONS

     The Company's net loss for fiscal 1996 was $6.0 million as compared to a net loss of $11.2 million for fiscal 1995 and net income of $0.9 million for fiscal 1994. Each years' results included nonrecurring or unusual items as follows:

                                                                                   FISCAL YEARS
                                                                         -------------------------------
(IN MILLIONS)                                                               1996       1995       1994
- - --------------------------------------------------------------------------------------------------------
NONRECURRING PRE-TAX CHARGES:
  COSTS AND EXPENSES RELATED TO SETTLEMENT AGREEMENT WITH STOCKHOLDER      $ 6.5      $  --      $  --
  COSTS TO DIVEST OF DAIRY MANUFACTURING AND DISTRIBUTION OPERATIONS         1.3        2.5         --
  ADMINISTRATIVE SEVERANCE, SETTLEMENT AND RELATED COSTS                     1.2        2.8         --
  REGULATORY AND ADMINISTRATIVE FEES AND EXPENSES                            1.3        1.2         --
  WRITEDOWN OF NON-OPERATING PROPERTIES TO NET REALIZABLE VALUE              1.0        3.6         --
  COSTS OF STORE CLOSINGS AND RESTRUCTURING                                  0.9        3.9         --
                                                                         -------------------------------
                                                                           $12.2      $14.0      $  --
                                                                         -------------------------------
OTHER UNUSUAL CHARGES, NET OF RELATED INCOME TAX EFFECT:
  EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                             $  --      $  --      $ 0.9
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                      --        0.4         --

     For a discussion of nonrecurring charges see Note 14 to the Consolidated Financial Statements.



RESULTS OF OPERATIONS

     REVENUES

     Revenues for fiscal 1996 decreased $25.5 million from fiscal 1995 despite the favorable effect on convenience store and gasoline revenues due to the inclusion of 53 weeks in fiscal 1996 as compared to 52 weeks in fiscal 1995. Revenues for fiscal 1995 increased $5.3 million from fiscal 1994. A summary of revenues by functional area for the three fiscal years is shown below:

                                                  Fiscal Years
                                        -------------------------------
     (in millions)                       1996         1995        1994
     ------------------------------------------------------------------
     Convenience store                  $ 341.5      $355.4      $355.8
     Gasoline                             226.5       210.5       206.2
     Manufacturing and distribution         -          28.6        27.1
     Other                                  3.3         2.3         2.4
                                        -------------------------------
                    Total               $ 571.3      $596.8      $591.5
                                        ===============================

     Convenience store revenues decreased $13.9 million, or 3.9%, in fiscal 1996 as compared to fiscal 1995 due to a net reduction of 84 underperforming stores, offset by a 1.3% increase in comparable store sales. Although the reduction in stores had a negative impact on revenues, they did not have a material adverse effect on the results of operations, since the majority of stores closed or sold had been operating at a loss. Convenience store revenues decreased $0.4 million or 0.1%, in fiscal 1995 as compared to fiscal 1994 due to a net reduction of 61 underperforming stores, offset by a 2.8% increase in comparable store sales.

     Gasoline revenues increased in fiscal 1996 as compared to fiscal 1995 due to an increase in total gasoline gallons sold of 6,391,000, combined with an increase in the average selling price of gasoline of 4.4 cents per gallon. The increase in gasoline gallons sold was achieved despite the decrease in gasoline retailing facilities from 406 sites at the end of fiscal 1995 to 376 sites at the end of fiscal 1996. On a per location basis, average gallonage increased by approximately 11% in the current fiscal year as compared to the prior fiscal year. These gallonage increases were due primarily to further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at certain existing locations. Gasoline revenues increased in fiscal 1995 as compared to fiscal 1994 due to an increase in the average selling price of gasoline of 2.1 cents per gallon. Gasoline gallons sold increased marginally in fiscal 1995 as compared to fiscal 1994 despite the decrease in gasoline facilities from 419 sites at the end of fiscal 1994 to 406 sites at the end of fiscal 1995. On a per location basis, average gallonage increased by approximately 3% in fiscal 1995 as compared to fiscal 1994.

     Manufacturing and distribution revenues are not reflected in the current fiscal year due to the closing and divestiture of the dairy manufacturing and distribution operations.



   GROSS PROFITS

     Gross profits for fiscal 1996 increased $0.8 million from fiscal 1995 and gross profits for fiscal 1995 decreased $4.2 million from fiscal 1994. A summary of the gross profits by functional area for the three fiscal years is shown below:

                                                 Fiscal Years
                                        ------------------------------
     (in millions)                       1996        1995        1994
     -----------------------------------------------------------------
     Convenience store                  $130.0      $130.0      $130.8
     Gasoline                             24.5        24.1        25.3
     Manufacturing and distribution        -           0.6         2.7
     Other                                 3.3         2.3         2.4
                                        ------------------------------
                    Total               $157.8      $157.0      $161.2
                                        ==============================

     Convenience store gross profit remained constant in fiscal 1996 as compared to fiscal 1995. Improved product gross margins and higher lottery commissions were offset by the overall reduction in the number of stores, as described above. Convenience store gross profits decreased by $0.8 million in fiscal 1995 as compared to fiscal 1994 due to an increase in costs associated with the Company's last in, first out (LIFO) inventory valuation method. The fiscal 1995 LIFO provision reflected a normal inflationary increase, while the fiscal 1994 LIFO provision was reduced due to a substantial decrease in cigarette prices, which constitute one of the Company's major product categories.

     Gasoline gross profits increased by $0.4 million in fiscal 1996 as compared to fiscal 1995 due to an increase in gasoline gallons sold, as described above, partially offset by a decrease of 0.14 cents in gross margin per gallon. Gasoline profits decreased by $1.2 million in fiscal 1995 as compared to fiscal 1994 primarily due to a decrease of 0.61 cents in gross margin per gallon.

     Manufacturing and distribution gross profits are not reflected in fiscal 1996 due to the closing and divestiture of the dairy manufacturing and distribution operations. Manufacturing and distribution gross profits declined in fiscal 1995 as compared to fiscal 1994 due to the underutilization of plant capacity and the impact of competitive product pricing.


   OPERATING AND ADMINISTRATIVE EXPENSES

     Operating and administrative expenses for fiscal 1996 decreased $6.0 million from fiscal 1995 and operating and administrative expenses for fiscal 1995 increased $0.6 million from fiscal 1994. A summary of expenses by functional area for the three fiscal years is shown below:

                                          Fiscal Years
                                 ------------------------------
     (in millions)               1996        1995        1994
     ----------------------------------------------------------
     Convenience stores          $100.2      $104.3      $104.3
     Gasoline                      13.3        11.9        11.2
     Administrative and Other      31.6        34.9        35.0
                                 ------------------------------
          Total                  $145.1      $151.1      $150.5
                                 ------------------------------

     Convenience store operating expenses decreased $4.1 million in fiscal 1996 as compared to fiscal 1995 primarily due to the closure or sale of underperforming stores as described above, partially offset by higher labor, rent and maintenance costs on a per store basis. The increase in maintenance costs was primarily attributable to snow removal expenses caused by severe weather conditions in certain geographic areas in which the Company operates. Convenience store operating expenses remained constant in fiscal 1995 as compared to fiscal 1994. Higher store labor and rent costs were offset by the reduction in the overall number of stores.

     Gasoline operating expenses increased $1.4 million in fiscal 1996 as compared to fiscal 1995 primarily due to the operation of higher-volume new or remodeled expanded facilities, as described above, partially offset by a decrease in environmental expenses associated with the remediation of gasoline locations after considering expected reimbursements from various state environmental trust funds. Gasoline operating expenses increased $0.7 million in fiscal 1995 as compared to fiscal 1994 primarily due to increased environmental remediation costs.

     Administrative and other expenses decreased $3.3 million in fiscal 1996 as compared to fiscal 1995 primarily due to the full year impact of operating with a reduced level of administrative support staff. Administrative and other expenses decreased slightly in fiscal 1995 as compared to fiscal 1994 due to a reduction of administrative staff in the fourth quarter of fiscal 1995.


   INTEREST EXPENSES, INFLATION AND TAXES

     Interest expense increased in fiscal 1996 as compared to fiscal 1995 and fiscal 1994 due to an increased level of borrowing associated with the issuance of the Series A Notes in March 1994 and Series B Notes in December 1995 (see
Note 6 to the Consolidated Financial Statements).

     Inflation did not have a material effect on the Company's revenues, gross profits, operating and administrative expenses in fiscal 1996, fiscal 1995 and fiscal 1994, respectively, other than the effect of cigarette price reductions discussed above.

     The effective tax rate for the Company was a benefit of 35% and 38% for fiscal year 1996 and fiscal year 1995, respectively, and a provision of 42% for fiscal year 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term obligations. The fiscal 1996 capital expenditures of the Company were funded by excess operating cash flow and by the cash flow generated from the sale of certain assets. In addition, the Company has a revolving line of credit available, although not utilized during fiscal 1996, to address the timing of certain working capital and capital expenditure disbursements. Management believes that the cash flow from operations and the proceeds from the sale of certain assets, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see "Capital Expenditures").


   CASH PROVIDED BY OPERATING ACTIVITIES

     During fiscal 1996, net cash generated by operations was $3.2 million higher than the prior fiscal year. This increase was primarily due to the improved results of operations in fiscal 1996 as compared to fiscal 1995 (see "Results of Operations") and to cash provided from working capital through the collection of certain accounts receivable and the liquidation of certain inventories associated with asset divestitures, partially offset by the cash outflows in the current fiscal year related to certain nonrecurring charges recorded in fiscal 1995 (see Note 14 to the Consolidated Financial Statements).

     During fiscal 1996, the Company paid its trade payables in an average of 27 days, which compares to 24 days for fiscal 1995 and fiscal 1994. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuer of the money orders. As of February 3, 1996 and January 28, 1995, the amounts due the issuer were $7.6 million and $5.3 million, respectively. The Company's remittance obligation to the issuer of the money orders is primarily secured by an outstanding letter of credit in the amount of $7.5 million.


   CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities decreased by $9.0 million from the prior fiscal year. In fiscal 1995, the Company generated net cash of approximately $10.4 million as a result of the recapitalization of the Company's debt structure through the issuance of $75.0 million of 10.25% Senior Subordinated Notes (the "Series A Notes"). The proceeds from the issuance of the Series A Notes, net of offering costs of $2.3 million, were used to retire substantially all of the Company's then existing bank term loan and bank revolving loan and redeem in full the Company's 14.25% subordinated debentures (see Note 6 to the Consolidated Financial Statements).

     The recapitalization of the Company's debt structure in fiscal 1995 was integral toward accomplishing management's overall objective of redirecting the Company's capital for purpose of expanding its retail operations. As a result of the recapitalization, the Company significantly reduced its near-term debt service requirements thus improving the Company's financial and operating flexibility.

     In December 1995, the Company issued $13.5 million of 10.25% Senior Subordinated Notes (the "Series B Notes") with substantially the same terms and conditions as the Series A Notes (see Note 6 to the Consolidated Financial Statements). The proceeds from the issuance of the Series B Notes were used to purchase the interests held by the former Chairman of the Board of Directors and certain of his affiliates in DM Associates Limited Partnership for $10.0 million (see Note 9 to the Consolidated Financial Statements).

     Subsequent to fiscal 1996, the Company entered into a new senior revolving credit facility. Under the terms of the new $30.0 million senior revolving credit facility, the Company has initially available up to $20.0 million in aggregate extensions of credit with $15.0 million available for the issuance of letters of credit. The Company may utilize the new revolving credit facility as needed for working capital and general corporate purposes (see Note 6 to the Consolidated Financial Statements).


   CASH USED BY INVESTING ACTIVITIES

     Net cash used by investing activities decreased by $16.0 million from the prior fiscal year, primarily due to increased cash flows generated from the sale of certain assets, including the sale of manufacturing and distribution equipment and the sale and leaseback of 17 existing store properties. In addition, the Company's investing activities were decreased due to the maturation in fiscal 1996 of a U.S. Treasury Bill that was purchased in the prior fiscal year. The above described increases in cash flow were partially offset by an increased level of capital expenditures associated with new store construction and the upgrading of existing store and gasoline facilities.

   CAPITAL EXPENDITURES

     The Company anticipates spending approximately $25 million for capital expenditures in fiscal 1997 by purchasing store and gasoline equipment for new stores, remodeling approximately 40 to 50 existing stores, installing fast food concepts, such as Taco Bell(R), Subway(R) and Pizza Hut(R) in the new and remodeled stores, installing store automation in a number of locations, significantly upgrading certain gasoline locations to provide credit card readers at the pump, improve outdoor lighting and to meet current environmental standards (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations and from cash generated by the disposition of assets held for sale as of February 3, 1996, supplemented by the availability of a senior revolving line of credit. The Company intends to lease the real estate for the majority of new store locations.


   ENVIRONMENTAL RESPONSIBILITY

     The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of February 3, 1996, the Company had recorded an accrual of $1,890,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.

     The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of February 3, 1996, the Company had recorded a net state trust fund reimbursement receivable of $1,137,000 (representing a gross receivable of $1,696,000 less an allowance of $559,000). Although there are no assurances as to the timing, the Company anticipates receiving reimbursements from the state environmental trust funds within one to four years from the payment of the reimbursable assessment and remediation expenses.

     In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $10.0 to $12.0 million in the aggregate through December 1998. These costs could be reduced for low volume retail gasoline locations closed in lieu of the capital cost of compliance.

     The Company's estimate of costs to be incurred for environmental assessment and remediation and for required underground storage tank upgrading and other regulatory compliance is based on factors and assumptions that could change due to modifications of regulatory requirements or detection of unanticipated environmental conditions.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company and its subsidiaries and notes thereto, appear on Pages F-1 through F-15 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III
                                   --------


Information required by Items 10, 11 and 12 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) is incorporated herein by reference from the sections entitled "ITEM 1-ELECTION OF DIRECTORS-Nominees for Election As Directors," "INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS," "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "OUTSTANDING STOCK AND VOTING RIGHTS," "PRINCIPAL SHAREHOLDERS," AND "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its 1996 fiscal year.


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

     (2)  Financial Statement Schedules:

          Report of Independent Public Accountants

          Schedule II - Valuation Accounts


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

     (3.2) A Certificate of Designation was filed as Exhibit 1 of the Company's Form 8-K for the January 19, 1996 event and is incorporated herein by reference.

     (3.3)     The Company's Amended and Restated Bylaws were filed as Exhibit
               3.2 to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and are incorporated herein by reference.

     (4) Instruments defining the rights of security holders, including indentures.

     (4.1) The instruments defining the rights of the holders of the Company's Common Stock include the Company's Restated Certificate of Incorporation, Certificate of Designation, Amended and Restated Bylaws and Rights Agreement, filed as Exhibits 3.1, 3.2,
               3.3 and 10.23 hereto, and those instruments filed as Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-

               639) dated November 5, 1985, which are incorporated herein by reference.

     (4.2) Amended and Restated Indenture, dated as of December 1, 1995, by and among the Company, Certain Subsidiaries of the Company, as Guarantors, and First Bank National Association, as Trustee, was filed as Exhibit 4.1 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

     (4.3) The instruments defining the rights of the holder's of the Company's Warrants include the Form of Stock Purchase Warrants filed as Exhibits 10.13 and 10.14 hereto.

     (10)      Material Contracts.

     (10.1) Credit Agreement dated as of April 24, 1996, among the Company, Bank of Boston Connecticut as agent, and the banks from time to time parties thereto is filed as Exhibit 10.1 attached hereto.

     (10.2) 1985 Incentive Stock Option Plan, as amended, and form of Incentive Stock Option Agreement, were filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended January 30, 1988, and are incorporated herein by reference.

     (10.3) 1983 Incentive Stock Option Plan and form of Incentive Stock Option Agreement thereunder were filed as Exhibit 4.1 and 4.2, respectively, to the Company's Registration Statement on Form S-8 (File No. 33-8209) filed on August 26, 1986, and are incorporated herein by reference.

     (10.4) 1990 Stock Option Plan and forms of qualified and non-qualified stock option agreements thereunder were filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended February 2, 1991, and are incorporated herein by reference.

     (10.5)    1995 Stock Option and Incentive Award Plan was filed as Exhibit
               10.1 of the Company's Form 10-Q for the fiscal quarter ended July 29,1995 and is incorporated herein by reference.

     (10.6)    1995 Stock Option Plan for Outside Directors was filed as Exhibit
               10.6 of the Company's Form 10-K for the fiscal year ended January 28, 1995 and is incorporated herein by reference.

     (10.7) Employment agreement between the Company and Robert B. Stein, Jr. dated June 8, 1995 was filed as Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

     (10.8) Employment agreement between the Company and Gregory G. Landry dated June 8, 1995 was filed as Exhibit 10.3 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

     (10.9) Employment agreement between the Company and Gary A. Payne dated June 8, 1995 was filed as Exhibit 10.4 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

     (10.10) Employment agreement between the Company and Gregg O. Guy dated June 8, 1995 was filed as Exhibit 10.5 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

     (10.11) Settlement agreement dated January 27, 1995 between the Company and Frank Colaccino was filed as Exhibit 10.10 of the Company's January 28, 1995 Form 10-K and is incorporated herein by reference.

     (10.12) Note Purchase Agreement, dated as of December 1, 1995, between the Company and the Purchasers Listed in the Schedule of Purchasers therein, relating to 10-1/4% Senior Subordinated Notes (Series B) due March 15, 2004, was filed as Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

     (10.13) Form of Stock Purchase Warrant to Subscribe for and Purchase Shares of Class A Common Stock of the Company (Initially Exercisable for an Aggregate of 1,215,000 Shares of Class A Common Stock) was filed as Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

     (10.14) Form of Stock Purchase Warrant to Subscribe for and Purchase Shares of Class A Common Stock of the Company (Initially Exercisable for an Aggregate of 500,000 Shares of Class A Common Stock) was filed as Exhibit 10.3 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

     (10.15) Registration Rights Agreement, dated December 1, 1995, by and among the Company and the Holders of (i) 10-1/4% Senior Subordinated Notes (Series B) of the Company, due March 15, 2004, and (ii) Warrants to Purchase 1,715,000 shares of Class A Common Stock, par value $.01 per share, of the Company was filed as
               Exhibit 10.4 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

     (10.16) Agreement dated as of October 30, 1995 among the Company, Charles Nirenberg, FCN Properties Corporation and The Nirenberg Family Charitable Foundation, Inc. was filed as Exhibit 10.1 of the Company's Form 8-K/A Amendment No.1 for the October 30, 1995 event and is incorporated herein by reference.

     (10.17) Modification Agreement, dated as of December 1, 1995, by and among the Company, Charles Nirenberg, FCN Properties Corporation, The Nirenberg Foundation, Inc., formerly known as the Nirenberg Family Charitable Foundation, Inc., Robert B. Stein, Jr., and Gregory G. Landry was filed as Exhibit 10.6 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

     (10.18) Amended and Restated Letter Agreement, dated December 1, 1995, to Mitchell J. Kupperman from the Company, Robert B. Stein, Jr., and Gregory G. Landry was filed as Exhibit 10.7 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

     (10.19) DM Associates Limited Partnership Agreement, dated March 12, 1992. Incorporated herein by reference to Exhibit E of the
               Schedule 13D, dated March 12, 1992, filed by DM Associates Limited Partnership, DM Management Associates and Frank Colaccino.

     (10.20) First Amendment to Partnership Agreement of DM Associates Limited Partnership, dated as of September 8, 1994. Incorporated herein by reference to Exhibit F of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management Associates I, New DM Management Associates II, Charles Nirenberg, Robert B. Stein, Jr., Gregory
               G. Landry, Mitchell J. Kupperman and Frank Colaccino.

     (10.21) Partnership Agreement of New DM Management Associates I, dated as of September 8, 1994. Incorporated herein by reference to Exhibit G of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management Associates I, New DM Management Associates II, Charles Nirenberg, Robert B. Stein, Jr., Gregory G. Landry, Mitchell J. Kupperman and Frank Colaccino.

     (10.22) First Amendment to Partnership Agreement of New DM Management Associates I, dated as of December 1, 1995, between Robert B. Stein, Jr., Gregory G. Landry and Mitchell J. Kupperman was filed as Exhibit 10.10 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

     (10.23) Rights Agreement dated as of January 19, 1996 between the Company and the First National Bank of Boston, as Rights

               Agent, including form of Rights Certificate, was filed as Exhibit 1 of the Company's Form 8-K for the January 19, 1996 event and is incorporated herein by reference.

     (21)      Subsidiaries of the Company.

     (23) Consent of Arthur Andersen LLP to the incorporation of their reports included in this Form 10-K, into the Company's previously filed Registration Statements on Forms S-8.

     (27)      Financial Data Schedule.

     (99) The Section entitled "Information regarding DM Associates and the Nirenberg Transaction" on pages 19 through 21 of the Company's Proxy Statement dated December 26, 1995.


(b)  Reports on Form 8-K

          On October 31, 1995, the Company filed a Current Report on Form 8-K, as amended, with the Securities and Exchange Commission in which the Company reported that the Company, Charles Nirenberg, the former Chairman of the Board of Directors and a Director of the Company, and certain other parties executed agreements settling certain disputes and litigation between the parties.

          On January 31, 1996, the Company filed a Current Report on Form 8-K in which the Company reported that the Company had adopted a Rights Plan.

          No Financial Statements were filed with any of the Current Reports.


(c)  See (3) above.


(d)  See (2) above.

                                  SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 2, 1996


                             DAIRY MART CONVENIENCE STORES, INC.


                             By /s/ Robert B. Stein, Jr.
                               ---------------------------------------
                               Robert B. Stein, Jr.
                               President, Chief Executive Officer
                               and Chairman of the Board of Directors


                             By /s/ Gregory G. Landry
                               ---------------------------------------
                               Gregory G. Landry
                               Executive Vice President and
                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated: May 2, 1996          /s/ Robert B. Stein, Jr.
                            ----------------------------------------
                            Robert B. Stein, Jr.
                            President, Chief Executive Officer,
                            Chairman of the Board (Principal
                            Executive Officer) and Director



Dated: May 2, 1996          /s/ Gregory G. Landry
                            ----------------------------------------
                            Gregory G. Landry
                            Executive Vice President,
                            Chief Financial Officer, (Principal
                            Financial and Accounting Officer) and
                            Director



Dated: May 2, 1996          /s/ Frank W. Barrett
                            ----------------------------------------
                            Frank W. Barrett
                            Director



Dated: May 2, 1996          /s/ J. Kermit Birchfield, Jr.
                            ----------------------------------------
                            J. Kermit Birchfield, Jr.
                            Director



Dated: May 2, 1996          /s/ John W. Everets, Jr.
                            ----------------------------------------
                            John W. Everets, Jr.
                            Director



Dated: May 2, 1996          /s/ Thomas W. Janes
                            ----------------------------------------
                            Thomas W. Janes
                            Director



Dated: May 2, 1996          /s/ Truby G. Proctor, Jr.
                            ----------------------------------------
                            Truby G. Proctor, Jr.
                            Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K, and have issued our report thereon dated April 11, 1996 (except with respect to the matter discussed in Note 6, as to which the date is April 24, 1996). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP

Hartford, Connecticut
April 11, 1996

SCHEDULE II

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                              VALUATION ACCOUNTS

            Column A                   Column B            Column C                Column D       Column E
- - ----------------------------------    ----------    ------------------------     ------------   ------------


                                                           Additions
                                                    ------------------------
                                      Balance at     Charge to                     Deductions    Balance at
                                      Beginning      Costs and    Other and          Accounts      End of
           Description                of period      Expenses     Recoveries       Written off     Period
- - ----------------------------------    ----------    ------------------------      ------------  -------------
Reserve for Doubtful Accounts:

Fiscal Year Ended January 29, 1994    $1,653,124    $  958,336    $    --          $  (787,283)  $1,824,177
Fiscal Year Ended January 28, 1995     1,824,177     1,053,818      14,057          (1,163,810)   1,728,242
Fiscal Year Ended February 3, 1996     1,728,242     1,220,153         --           (1,101,173)   1,847,222

                      DAIRY MART CONVENIENCE STORES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                          Form 10-K
                                                             Page
                                                          ---------
     Report of Independent Public Accountants                 F-2

     Consolidated Statements of Operations and Stockholders'
       Equity for the Fiscal Years Ended February 3, 1996,
       January 28, 1995 and January 29, 1994                  F-3

     Consolidated Balance Sheets as of February 3, 1996
       and January 28, 1995                                   F-4

     Consolidated Statements of Cash Flows for the Fiscal
       Years Ended February 3, 1996, January 28, 1995
       and January 29, 1994                                   F-5

     Notes to Consolidated Financial Statements for the
       Fiscal Years Ended February 3, 1996, January 28, 1995
       and January 29, 1994                               F-6 to F-15

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dairy Mart Convenience Stores, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles.

                                     ARTHUR ANDERSEN LLP


Hartford, Connecticut
April 11, 1996 (except with respect
to the matter discussed in Note 6,
as to which the date is April 24, 1996)

CONSOLIDATED STATEMENTS OF OPERATIONS                                      Dairy Mart Convenience Stores, Inc. and Subsidiaries
- - ------------------------------------------------------------------------------------------------------------------------------------


For the Years Ended February 3, 1996, January  28, 1995 and January 29, 1994               1996            1995            1994
- - ------------------------------------------------------------------------------------------------------------------------------------

                                                                                          (in thousands, except per share amounts)
Revenues (including excise taxes of $36,331, $36,332 and $29,209)..................    $  571,311        $  596,782     $  591,500
                                                                                         -------------------------------------------

Cost of goods sold and expenses:

  Cost of goods sold...............................................................       413,548           439,757        430,254
  Operating and administrative expenses............................................       145,122           151,125        150,500
  Interest expense.................................................................         9,661             9,219          7,644
  Nonrecurring charges.............................................................        12,200            14,000             -
                                                                                         -------------------------------------------

                                                                                          580,531           614,101        588,398
                                                                                         -------------------------------------------

    Income (loss) before income taxes, extraordinary item and
      cumulative effect of accounting change.......................................        (9,220)          (17,319)         3,102

Benefit from (provision for) income taxes..........................................         3,220             6,558         (1,308)
                                                                                         -------------------------------------------

    Income (loss) before extraordinary item and cumulative effect
      of accounting change.........................................................        (6,000)          (10,761)         1,794

Extraordinary loss on extinguishment of debt (net of income tax benefit of $677)...            -                 -            (928)
                                                                                         -------------------------------------------

    Income (loss) before cumulative effect of accounting change....................        (6,000)          (10,761)           866

Cumulative effect of accounting change.............................................            -               (389)            -
                                                                                         -------------------------------------------

    Net income (loss)  ............................................................    $   (6,000)       $  (11,150)    $      866
====================================================================================================================================

Earnings (loss) per share:
  Before extraordinary item and cumulative effect of accounting change.............    $    (1.12)       $    (1.94)    $      .33
  Extraordinary loss on extinguishment of debt.....................................            -                 -            (.17)
  Cumulative effect of accounting change...........................................            -               (.07)            -
                                                                                         -------------------------------------------

Earnings (loss) per share..........................................................    $    (1.12)       $    (2.01)    $      .16
====================================================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- - -----------------------------------------------------------------------------------------------------------------------------

For the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)

                                                              Common Stock
                                                 ----------------------------------                                Retained
                                                         Class A  Class B                     Paid-in              Earning
                                                         Shares   Shares   Amount             Capital               (Deficit)
                                                 ----------------------------------------------------------------------------
Balance January 30, 1993.......................             3,174   2,971     $  62           $  27,212            $  10,463
Issuance of common stock.......................                30      50         1                 271                   -
Exchange of Class B shares for Class A shares..                65     (65)        -                  -                    -
Net income (loss)..............................                -       -          -                  -                   866
                                                 ----------------------------------------------------------------------------

Balance January 29, 1994.......................             3,269   2,956        63              27,483               11,329
Issuance of common stock.......................                21       6         -                  97                   -
Exchange of Class B shares for Class A shares..                -       -          -                  -                    -
Net income (loss)..............................                -       -          -                  -               (11,150)
                                                 ----------------------------------------------------------------------------

Balance January 28, 1995.......................             3,290   2,962        63              27,580                  179
Issuance of common stock.......................                33      -          -                 110                   -
Exchange of Class B shares for Class A shares..                 3      (3)        -                  -                    -
Issuance of warrants...........................                -       -          -               2,281                   -
Purchased interest in stockholder..............                -       -          -                  -                    -
Net income (loss)..............................                -       -          -                  -                (6,000)
                                                 ----------------------------------------------------------------------------

Balance February 3, 1996.......................             3,326   2,959     $  63           $  29,971            $  (5,821)
=============================================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- - -------------------------------------------------------------------------------------------------

For the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994
- - -------------------------------------------------------------------------------------------------


                                                                                    Purchased
                                                           Treasury Shares           Interest In
                                                      ------------------------
                                                         Shares        Amount       Stockholder
                                                      -------------------------------------------
Balance January 30, 1993.......................              698       $ (5,005)     $        -
Issuance of common stock.......................               -              -                -
Exchange of Class B shares for Class A shares..               -              -                -
Net income (loss)..............................               -              -                -
                                                      -------------------------------------------
Balance January 29, 1994.......................              698         (5,005)              -
Issuance of common stock.......................               -              -                -
Exchange of Class B shares for Class A shares..               -              -                -
Net income (loss)..............................               -              -                -
                                                      -------------------------------------------

Balance January 28, 1995.......................              698         (5,005)              -
Issuance of common stock.......................               -              -                -
Exchange of Class B shares for Class A shares..               -              -                -
Issuance of warrants...........................               -              -                -
Purchased interest in stockholder..............               -              -          (10,000)
Net income (loss)..............................               -              -                -
                                                      -------------------------------------------

Balance February 3, 1996.......................              698       $ (5,005)     $  (10,000)
=================================================================================================




The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                                                     Dairy Mart Convenience Stores, Inc. and Sudsidiaries
- - ------------------------------------------------------------------------------------------------------------------------------------

February 3, 1996 and January 28, 1995                                                                    1996               1995
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (in thousands, except
                                                                                                            share amounts)
ASSETS
Current Assets:
 Cash...............................................................................................$    12,654        $     4,512
 Short-term investment..............................................................................         -               2,053
 Accounts and notes receivable......................................................................      9,752             12,398
 Inventory..........................................................................................     20,928             26,044
 Prepaid expenses and other current assets..........................................................      3,454              1,945
 Deferred income taxes..............................................................................      2,669              3,537
                                                                                                     -------------------------------
  Total current assets .............................................................................     49,457             50,489
                                                                                                     -------------------------------

Assets Held For Sale................................................................................      8,685             23,378
Property and Equipment, net.........................................................................     80,387             70,578
Intangible Assets, net..............................................................................     17,277             17,961
Other Assets, net...................................................................................      9,132              9,822
                                                                                                     -------------------------------
Total assets........................................................................................$   164,938        $   172,228
                                                                                                     ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term obligations........................................................$     1,430        $     1,570
 Accounts payable...................................................................................     30,803             28,942
 Accrued expenses...................................................................................     14,437             17,214
 Accrued interest...................................................................................      3,355              3,052
                                                                                                     -------------------------------
  Total current liabilities.........................................................................     50,025             50,778
                                                                                                     -------------------------------

Long-Term Obligations, less current portion above...................................................     99,451             88,698
                                                                                                     -------------------------------
Other Liabilities...................................................................................      6,254              9,935
                                                                                                     -------------------------------
Commitments and Contingencies (Note 6, 7, and 13)
Stockholders' Equity:
 Preferred Stock (serial), par value $.01, 1,000,000 shares authorized, no shares issued............         -                  -
 Class A Common Stock, par value $.01, 20,000,000 shares authorized, 3,326,296 and 3,290,460 issued.         33                 33
 Class B Common Stock, par value $.01, 10,000,000 shares authorized, 2,959,017 and 2,961,953 issued.         30                 30
 Paid-in capital....................................................................................     29,971             27,580
 Retained earnings (deficit)........................................................................     (5,821)               179
 Treasury stock, at cost............................................................................     (5,005)            (5,005)
 Purchased interest in stockholder..................................................................    (10,000)                -
                                                                                                     -------------------------------
  Total stockholders' equity........................................................................      9,208             22,817
                                                                                                     -------------------------------
Total liabilities and stockholders' equity..........................................................$   164,938        $   172,228
                                                                                                     ===============================






The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                         Dairy Mart Convenience Stores, Inc. and Subsidiaries
====================================================================================================================================

For the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1996          1995         1994
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)
Cash flows from operating activities:
  Net income (loss).........................................................................   $  (6,000)    $  (11,150)    $   866
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Cumulative effect of accounting change...................................................         -              389          -
   Extraordinary loss on extinguishment of debt.............................................         -               -          928
   Cash flow effect of nonrecurring items...................................................         550          9,953      (4,833)
   Depreciation and amortization............................................................      12,390         12,477      12,900
   Change in deferred income taxes..........................................................      (2,873)        (5,160)        (95)
   (Gain) loss on other disposition of properties, net......................................        (376)           880         494
   Net change in assets and liabilities:
     Accounts and notes receivable..........................................................       2,646           (628)       (152)
     Inventory..............................................................................       5,116            225         588
     Accounts payable.......................................................................       1,861            242         932
     Accrued interest.......................................................................         303          1,961          45
     Other assets and liabilities...........................................................      (3,722)        (2,497)      2,612
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities...................................................       9,895          6,692      14,285
- - ------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of short-term investments........................................................         -           (3,953)         -
  Proceeds from sale of short-term investments..............................................       2,053          1,900          -
  Purchase of property and equipment........................................................     (20,232)       (17,772)    (13,749)
  Proceeds from sale of property, equipment and assets held for sale........................      14,741          1,120       1,925
  Increase in long-term notes receivable....................................................      (1,579)        (1,621)       (291)
  Proceeds from collection of long-term notes receivable....................................       1,706          1,394       1,631
  Decrease (increase) in intangibles and other assets.......................................          79           (334)         15
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities.......................................................      (3,232)       (19,266)    (10,469)
- - ------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of long-term obligations and related warrants....................................      13,500         74,064       4,915
  Repayment of long-term obligations........................................................      (2,131)       (63,707)     (8,854)
  Purchased interest in stockholder.........................................................     (10,000)            -           -
  Issuance of common stock..................................................................         110             97         272
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities.........................................       1,479         10,454      (3,667)
- - ------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash.................................................................       8,142         (2,120)        149
Cash at beginning of year...................................................................       4,512          6,632       6,483
- - ------------------------------------------------------------------------------------------------------------------------------------
Cash at end of year.........................................................................   $  12,654     $    4,512     $ 6,632
====================================================================================================================================

Supplemental disclosures:
Cash paid during the year -
  Interest..................................................................................   $   9,359     $    8,293     $ 7,700
  Income taxes (refunded) paid..............................................................      (1,172)           879       1,199
Noncash investing and financing activities -
  Issuance of warrants......................................................................         665             -           -
  Capital lease obligations.................................................................         828             -          330
====================================================================================================================================




The accompanying notes are an integral part of these financial statements.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 3, 1996, January 28, 1995 and January 29, 1994


1.   SIGNIFICANT ACCOUNTING POLICIES:
CORPORATE ORGANIZATION AND CONSOLIDATION - The accompanying financial statements include the accounts of Dairy Mart Convenience Stores, Inc. and its subsidiaries (the Company). All intercompany transactions have been eliminated.

NATURE OF THE BUSINESS - The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline. The convenience stores are primarily located in eleven states located in the Midwest, Northeast and Southeast. As of February 3, 1996, 58% of the convenience stores were located in the Midwest. The stores offer a wide range of products including groceries, tobacco products, beverages, general merchandise, health and beauty aids and deli products. The Company also manufactured and distributed certain dairy and other products for sale at the majority of these locations, which operations were discountinued in fiscal 1996 (see Note 14).

FISCAL YEAR  - The Company's fiscal year ends on the Saturday closest to January
31. There were 53 weeks included in the fiscal year ended February 3, 1996 and 52 weeks included in the fiscal years ended January 28, 1995 and January 29, 1994.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SHORT-TERM INVESTMENT - As of January 28, 1995, the Company's short-term investment consisted of a U.S. Treasury Bill with a maturity of less than one year. The Company accounted for this investment as being available for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of January 28, 1995, the fair market value of the U.S. Treasury Bill approximated its cost.

INVENTORY - Store inventory is stated primarily at the lower of last-in, first-out (LIFO) cost or market. Gasoline inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

ASSETS HELD FOR SALE - Assets held for sale represent operating and non-operating assets which the Company intends to sell in the near term and are carried at the lower of cost or estimated net realizable value. The Company reduced the carrying value of certain of these assets to their estimated net realizable value by taking a nonrecurring charge to earnings in fiscal years 1996 and 1995 (see Note 14). The amounts the Company will realize could differ materially from the amounts assumed in arriving at the carrying value.

PROPERTY, EQUIPMENT AND DEPRECIATION - Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:

- - --------------------------------------------------------------------------------
Buildings                                                            30-40 years
- - --------------------------------------------------------------------------------
Equipment                                                             5-20 years
- - --------------------------------------------------------------------------------

Leasehold improvements are amortized primarily over the lesser of 10 years or the term of the lease.

INCOME TAXES - The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements and tax returns.

SELF INSURANCE RESERVES - The Company is self-insured for certain property and liability, and accident and health insurance risks and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserve specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of February 3, 1996 and January 28, 1995, the Company had established reserves for these risks of $7,305,000 and $8,702,000, respectively, which are recorded on a present value basis. The Company historically has recorded its self insurance reserves using a discount rate based upon the Company's incremental borrowing rate which was 8% as of January 29, 1994. As of January 30, 1994, the Company changed its method of accounting to discount its self insurance reserves at a risk free rate of return. The cumulative effect of this change in accounting method was a charge to income of $389,000, net of the applicable income tax benefit of $271,000. While management believes these reserves are adequate, the ultimate amount of these liabilities could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company has disclosed the fair value, related carrying value and method for determining fair value for the following financial instruments in the accompanying notes as referenced: short-term investments (see Note 1), accounts and notes receivable (see Note 2) and long-term obligations (see Note 6).

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

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share have been calculated based on the weighted average number of shares of common stock outstanding and the effect of stock options, if dilutive, during each year. The Company's interest in DM Associates Limited Partnership ("DM Associates")(see Note 9) is treated similar to treasury stock for earnings (loss) per share purposes. The number of shares used in the calculation for earnings (loss) per share was 5,373,784, 5,540,874, and 5,532,201 ended February 3, 1996, January 28, 1995 and
January 29, 1994, respectively.

RECLASSIFICATIONS - Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries



2.   ACCOUNTS AND NOTES RECEIVABLE:

A summary of accounts and notes receivable as of February 3, 1996 and January 28, 1995 is as follows:

                                                                              1996          1995
- - --------------------------------------------------------------------------------------------------

                                                                                (in thousands)
Franchise accounts receivable........................................      $  4,349      $  5,067
Franchise notes receivable...........................................         3,134         3,010
Marketing allowances and other.......................................         6,483         8,543
                                                                           -----------------------
                                                                             13,966        16,620
Less allowance for doubtful accounts and notes receivable............         1,847         1,728
                                                                           -----------------------

Net accounts and notes receivable....................................        12,119        14,892
Less noncurrent notes receivable (included in other assets)..........         2,367         2,494
                                                                           -----------------------

Current accounts and notes receivable................................       $ 9,752      $ 12,398
==================================================================================================


The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables. The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of February 3, 1996, the fair value of the noncurrent notes receivable exceeded the carrying value of $2,367,000 by approximately $87,000. As of January 28, 1995, the fair value of the noncurrent notes receivable exceeded the carrying value of $2,494,000 by approximately $140,000.

________________________________________________________________________________
3.   INVENTORY:

A summary of inventory as of February 3, 1996, January 28, 1995 and January 29, 1994 is as follows:

                                                                 1996         1995          1994
- - --------------------------------------------------------------------------------------------------

                                                                        (in thousands)
Inventory valued at FIFO cost..............................     $25,435     $30,800       $30,852
LIFO reserve...............................................      (4,507)     (4,756)       (4,583)
                                                              ------------------------------------
Inventory primarily valued at LIFO cost....................     $20,928     $26,044       $26,269
==================================================================================================


The LIFO reserve reflects the difference between stating the inventory at historical LIFO cost and the more current FIFO cost. Had the FIFO method been used, cost of goods sold would have been increased by $249,000 in 1996, decreased by $173,000 in 1995 and increased by $825,000 in 1994. Loss per share would have been increased by $.03 in 1996, reduced by $.02 in 1995 and earnings per share would have have been decreased by $.09 in 1994, had the FIFO method been used.

During 1996 and 1995, the Company liquidated certain LIFO inventory that was carried at lower costs prevailing in prior years. The effect of the liquidation was to decrease net loss by approximately $488,000 ($.09 per share) and $56,000 ($.01 per share) in 1996 and 1995, respectively. During 1994, the Company liquidated certain LIFO inventory that was carried at higher costs prevailing in prior years. The effect of the liquidation was to decrease net income by approximately $45,000 ($.01 per share).

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


4.  PROPERTY AND EQUIPMENT:

A summary of property and equipment as of February 3, 1996 and January 28, 1995 is as follows:

                                                                                                       1996          1995
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Land and improvements..........................................................................    $   9,529      $  9,180
Building and leasehold improvements............................................................       32,970        31,370
Equipment......................................................................................       73,686        59,358
Assets under capital leases....................................................................        3,432         2,632
                                                                                                 ----------------------------
                                                                                                     119,617       102,540
Less accumulated depreciation and amortization.................................................      (39,230)      (31,962)
                                                                                                 ----------------------------
Property and equipment, net....................................................................    $  80,387     $  70,578
- - -----------------------------------------------------------------------------------------------------------------------------

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $1,937,000 and $1,617,000 as of February 3, 1996 and January 28, 1995, respectively.


- - --------------------------------------------------------------------------------

5.  INTANGIBLE ASSETS:

A summary of intangibles as of February 3, 1996 and January 28, 1995 is as follows:

                                                                                                       1996          1995
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Goodwill.......................................................................................    $  13,874     $  13,865
Franchise and operating rights.................................................................       10,144        10,144
                                                                                                 ----------------------------
                                                                                                      24,018        24,009
Less accumulated amortization..................................................................       (6,741)       (6,048)
                                                                                                 ----------------------------
Intangible assets, net.........................................................................    $  17,277     $  17,961
- - -----------------------------------------------------------------------------------------------------------------------------

Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over a period of 40 years. Franchise and operating rights represent the value of franchise relationships purchased in connection with past acquisitions and are being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of these intangibles by determining whether the amortization of the goodwill and franchise and operating rights over the remaining lives can be recovered through projected future operating results. The Company's management anticipates a return to profitability in fiscal year 1997 and therefore no provision for impairment was recorded in any period.

During 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets". The statement establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of. The Company is continuing to assess the impact of adopting SFAS No. 121 which is required in fiscal 1997, however, management believes adoption of this statement will not have a material adverse effect on the Company's financial position or results of operations.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


6.  LONG-TERM OBLIGATIONS:

The Company had the following long-term obligations as of February 3, 1996:


                                                                Interest         Maturity              February 3, 1996
                                                                                             ------------------------------------
                                                                  Rate         (Fiscal Year)    Current     Long-Term      Total
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
Senior subordinated notes (Series A Notes).................      10.25%           2005      $       -      $ 75,000     $  75,000
Senior subordinated notes (Series B Notes), net of original
 issue discount of $1,584..................................      10.25%           2005              -        11,916        11,916
Revolving credit facility..................................     Various           2000              -            -             -
Real estate mortgage notes payable.........................   6.25%-12.0       1998-2012          293         5,174         5,467
Small Business Administration debentures...................    6.9%-9.6%       1998-2006            -         4,230         4,230
Equipment financing........................................     Various        1998-2000          720         1,505         2,225
Capital leases, net of interest and executory costs
 of $643...................................................     Various        1998-2009          417         1,626         2,043
                                                                                            -------------------------------------
                                                                                            $   1,430      $ 99,451     $ 100,881
- - ---------------------------------------------------------------------------------------------------------------------------------

In March 1994, the Company issued $75,000,000 principal amount of 10.25% senior subordinated notes (the "Series A Notes") due March 15, 2004. The proceeds received from the sale of the Series A Notes, net of offering costs of $2,298,000, were used to repay the entire outstanding indebtedness under the then existing bank term loan and bank revolving loan and to redeem in full the Company's 14.25% subordinated debentures due November, 2000. In connection with this transaction, the Company paid a premium of 2.8%, or $761,000, related to the redemption of the 14.25% subordinated debentures and recorded a charge of $844,000 representing the write-off of the remaining deferred financing costs related to the indebtedness repaid. The Company accounted for the total of the premium paid and the charge for deferred financing costs as an extraordinary loss of $928,000, net of related income tax benefit of $677,000, in the fiscal year ended January 29, 1994.

In December 1995, the Company issued an additional $13,500,000 principal amount of 10.25% senior subordinated notes (the "Series B Notes") due March 15, 2004. The proceeds received from the sale of the Series B Notes were used primarily to purchase the interests held by the former Chairman of the Board of Directors and certain of his affiliates in DM Associates (see Notes 9 and 14). The Indenture pursuant to which the Company issued the Series A Notes was amended and restated to apply to the Series B Notes.

In conjunction with the issuance of the Series B Notes, the Company issued to the purchasers of the Series B Notes warrants to purchase 1,215,000 shares of Class A Common Stock of the Company. In addition, the Company issued to the holders of the Series A Notes warrants to purchase 500,000 shares of the Class A Common Stock of the Company. The warrants may be exercised any time during the next six years. The initial exercise price of the warrants is $6.95 per share, but the exercise price may be adjusted to 110% of the market price of the Company's Class A Common Stock one year after the issuance of the warrants, if such adjustment results in a decrease of the exercise price. The exercise price will also be adjusted upon the occurrence of various events, including stock dividends and issuances of Common Stock by the Company for a per share price less than the exercise price of the warrants or less than the current market value of the Company's Class A Common Stock.

The Series A and Series B Notes,(collectively, the "Notes") are redeemable, at the option of the Company, after March 15, 1999 at rates starting at 104.75% of principal amount reduced annually through March 15, 2002 at which time they become redeemable at 100% of principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company and its subsidiaries, the incurrence of additional indebtedness and new operating lease obligations by the Company or any of its subsidiaries, and certain mergers, consolidations and dispositions of assets. Additionally, according to the terms of the Notes, if a change of control occurs, as defined, each holder of Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof.

In April 1996, the Company entered into a new $30,000,000 senior revolving credit facility which provides for the availability initially of up to $20,000,000 of aggregate extensions of credit, of which up to $15,000,000 will be available for the issuance of letters of credit. The outstanding balance is due and payable on April, 30, 1999; however, the Company may extend such due date for up to two additional one-year periods, with the consent of the lenders. Revolving credit loans under the credit agreement bear interest, at the Company's option, at an applicable margin over the agent bank's base rate or the LIBOR rate. The applicable margin, if any, is based upon the ratio of consolidated indebtedness to consolidated EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2% on any unused portion of the revolving credit facility. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness to earnings before interest expense, taxes, depreciation and amortization (EBITDA); EBITDA to interest expense; earnings before interest expense, taxes, depreciation, amortization and rent, less taxes paid in cash to interest expense, rent expense and principal payments required to be made on indebtedness; and the maintenance of a minimum net worth. In connection with the credit agreement, the Company granted a security interest in substantially all of its non-real estate assets and pledged as collateral the shares of capital stock of certain subsidiary corporations of the Company.

The Company is limited in the amount of cash dividends that it may pay and the amount of capital stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the senior revolving credit facility and Notes. As of February 3, 1996, taking into account such limitations, the Company would not have been able to pay cash dividends.

As of February 3, 1996 and January 28, 1995, the fair value of the real estate mortgage notes payable and Small Business Administration debentures approximated the carrying amount. As of February 3, 1996, the fair value of the Series B Notes, net of original issue discount, approximated the carrying amount. As of February 3, 1996 and January 28, 1995, the fair value of the Series A Notes was $65,500,000 and $56,250,000, respectively.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

As of February 3, 1996, maturities on long-term obligations for the next five years, were as follows:

- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       February 3,
Fiscal Year                                                                                                               1996
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      (in thousands)
1997......................................................................................................................  $1,430
1998......................................................................................................................   1,412
1999......................................................................................................................   2,226
2000......................................................................................................................   4,262
2001......................................................................................................................     333
- - ------------------------------------------------------------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------------------------------------------------------------

7.  OPERATING LEASES:

The Company leases operating properties, including store locations and office space, under various lease agreements expiring through 2020. Certain of these locations are sublet to the Company's franchisees. The future minimum lease payments related to these properties are included in the following summary.

A summary of future minimum lease payments and sublease receipts as of February 3, 1996 is as follows:

                                                                                                                              Net
                                                                                                 Operating      Operating  Operating
Payable/Receivable in Fiscal Year Ending                                                           Leases       Subleases   Leases
- - ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            (in thousands)
1997...........................................................................................    $14,704       $ 2,980    $11,724
1998...........................................................................................     11,761         2,375      9,386
1999...........................................................................................      9,086         1,642      7,444
2000...........................................................................................      6,876           966      5,910
2001...........................................................................................      4,597           550      4,047
Thereafter.....................................................................................     19,627           452     19,175
                                                                                                -----------------------------------

Total..........................................................................................    $66,651       $ 8,965    $57,686
- - -----------------------------------------------------------------------------------------------------------------------------------

Rental expense for all operating leases was as follows:

                                                                                                     1996         1995        1994
- - ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            (in thousands)
Leases.......................................................................................       $15,297     $15,321     $14,803
Less subleases...............................................................................         4,169       4,631       4,396
                                                                                               -------------------------------------

Net..........................................................................................       $11,128     $10,690     $10,407
- - ------------------------------------------------------------------------------------------------------------------------------------


8.   FEDERAL AND STATE INCOME TAXES:

The benefit from (provision for) income taxes for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 was as follows:

                                                                  1996               1995            1994
- - ------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Current benefit (provision)
  Federal.............................................              495                2,015           (188)
  State and local.....................................             (148)                (346)          (447)
                                                          --------------------------------------------------
    Total current benefit (provision).................              347                1,669           (635)
                                                          --------------------------------------------------

Deferred benefit (provision)
  Federal.............................................            2,101                3,423            115
  State and local.....................................              772                1,737           (111)
                                                          --------------------------------------------------
    Total deferred benefit (provision)................            2,873                5,160              4
                                                          --------------------------------------------------
Total benefit (provision).............................            3,220                6,829           (631)
============================================================================================================




The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. These minimum taxes are included in the current provision for state and local income taxes. In addition, the Company records a reduction in the provision (increase in the benefit) for income taxes for the benefit to be realized from targeted jobs credits in the year in which they arise. A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:



                                                                         Percent of Pretax Income
                                                          --------------------------------------------------
                                                                   1996               1995            1994
- - ------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate.....................              34   %               34 %          (34)
(Increase) decrease from:
  State income tax benefit (provision), net of
   federal tax effect.................................               5                    5            (24)
  Nondeductible expenses and amortization of
   acquired assets....................................              (5)                  (1)            (8)
  Targeted jobs credit................................               1                    2             27
  Regulatory audit settlement.........................                -                  (2)              -

  Other...............................................                -                    -            (3)
                                                          ---------------------------------------------------
Effective income tax rate.............................              35   %               38 %          (42)
=============================================================================================================

In November 1994, the Company reached an agreement with the Internal Revenue Service to settle certain disputed items, primarily related to the deductibility of certain intangible assets associated with prior acquisitions. The impact of the settlement required the Company to pay approximately $1,587,000, of which $681,000 represents pretax interest charges (see Note 14), and to reduce the deductibility of the remaining basis of certain intangible assets by $3,300,000. The Company reflected the impact of this settlement through the fiscal 1995 tax benefit and adjusted deferred tax assets and liabilities accordingly.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) as of February 3, 1996 and January 28, 1995 were as follows:

                                                                                       1996           1995
- - --------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Capitalized leases.........................................................                 182           182
Depreciation and amortization..............................................             (13,307)      (13,337)
Vacation accrual...........................................................                 324           310
Inventory (LIFO)...........................................................              (1,337)       (1,582)
Reserve for asset valuations...............................................                 803           744
Insurance reserves not deductible for tax  purposes........................               1,989         2,091
Income deferred for financial statement purposes...........................                 365           127
Reserve for closed stores and renovations..................................                 937         1,649
Accrued restructuring and severance reserves...............................                 875           607
Financial statement expenses deferred for tax purposes.....................                 379           477
Writedown of non-operating properties......................................               1,591         1,455
Divestiture of dairy manufacturing and distribution operations.............                 124           997
Tax credits and net operating loss carryforwards...........................               9,927         6,272
Other......................................................................                 460           447
                                                                             ---------------------------------
Net deferred tax asset (liability).........................................               3,312           439
==============================================================================================================

As of February 3, 1996, the Company had alternative minimum tax credits aggregating $330,000 which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. In addition, the Company had $1,979,000 of targeted jobs credit carryforwards that expire, if unused, from fiscal 2007 to 2011 and $518,000 of foreign tax credit carryforwards that expire, if unused, in fiscal 1997 to 2001. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of February 3, 1996, the Company had regular federal income tax net operating loss carryforwards of $15,903,000 which expire, if unused, from fiscal 2009 to 2011 and net operating loss carryforwards for state income tax purposes of $25,641,000 which expire, if unused from fiscal 1997 to 2011. Realization of the net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration of the operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, would be reduced in the near term if management's estimate of future taxable income during the carryforward period are reduced. No valuation allowance for deferred tax assets was provided as of February 3, 1996 and January 28, 1995.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


9.  CAPITAL STOCK:

In January 1996, a Stock Rights Plan ("SRP") was adopted by the Company. Under the SRP, each holder of Class A and Class B Common Stock was declared a dividend of one Preferred Stock Purchase Right (the "Rights"). The Rights are to purchase one one-hundredth (1/100) of a share of Series A Junior Preferred Stock at a price of $30 subject to certain adjustments. The Rights are exercisable under certain circumstances, and expire on January 19, 2006.

In December 1995, the Company completed the purchase of the interests of the former Chairman of the Board of Directors and certain of his affiliates in DM Associates (see Note 6). Under the terms of this agreement, the Company purchased for $10,000,000 all of the former Chairman's interest in DM Associates, which entity owns 1,858,743 shares of the Company's Class B Common Stock. The former Chaiman's interest in DM Associates included a limited partnership interest and a promissory note from DM Associates secured by 1,220,000 shares of the Company's Class B Common Stock. As a result, the amount paid has been reflected as a reduction of stockholders' equity in the accompanying balance sheets.

Dividends may be declared and paid on Class A Common Stock without being paid on Class B Common Stock. No dividend may be paid on Class B Common Stock without equal amounts paid concurrently on Class A Common Stock (see Note 6). Holders of Class A Common Stock have one-tenth vote per share and are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Class A Common Stock is at least 10% of the total of all shares of Common Stock outstanding. Holders of Class B Common Stock have one vote per share. Holders of Class B Common Stock have the right to convert their shares at any time for an equivalent number of shares of Class A Common Stock.

In June 1986, the stockholders approved an Employee Stock Purchase Plan. The plan, as amended in June, 1992, provides that employees may purchase quarterly, through payroll deductions, up to 250 shares of Class A Common Stock at 85% of the market value. Of the original 1,250,000 shares provided for under this plan, 1,052,611 shares remained available for issuance as of February 3, 1996.

As of February 3, 1996, January 28, 1995 and January 29, 1994, the Company held 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock as treasury shares.
________________________________________________________________________________

10.  STOCK OPTION PLANS, GRANTS AND WARRANTS:

The Company adopted Stock Option Plans in 1983, 1985 and 1990 providing for the granting of options to employees up to an aggregate of 226,875 shares of Class B Common Stock and 750,000 shares of Class A Common Stock. The Company granted incentive stock options pursuant to these Plans totalling 177,887, 158,363 and 100,500 in fiscal 1996, 1995 and 1994, respectively. As of February 3, 1996, the Company had available for grant under the 1990 Plan options to purchase 41,893 shares of Class A Common Stock, after considering the lapse of options previously granted. In addition to the incentive stock options granted under the above Plans, the Company has granted non-qualified stock options, including options for 97,500 and 160,500 in fiscal 1996 and 1995, respectively, which are not part of a specific plan.

In January 1996, the Company adopted a Stock Option and Incentive Award Plan (the "Award Plan") and a non-qualified Stock Option Plan for Outside Directors ("Outside Directors Plan"). The Award Plan provides for the granting of options to employees up to a total of 650,000 shares of either Class A or Class B Common Stock. As of February 3, 1996 the Company had granted options for 82,500 shares of the Company's Class A Stock under the Award Plan. The Outside Directors Plan provides for an option to purchase 3,500 shares of the Company's Class A Common Stock to all non-employee directors and an option of 3,500 shares annually thereafter for a period of ten years. The maximum number of shares reserved for issuance under this plan is 50,000. The Company granted 17,500 non-qualified stock options to Outside Directors in fiscal year 1996.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock issued to Employees". The Company has elected to remain with the accounting in Opinion No. 25 and is required to make pro forma disclosures of net income, as if the fair value based method of accounting defined in the statement, had been applied. The Company is required to adopt this new accounting standard on February 4, 1996.

A summary of activity for all stock options during the fiscal year ended February 3, 1996 is as follows:

- - ---------------------------------------------------------------------------------------------------------------------------
                                                   Options         Net                         Options          Options
                                                 Outstanding     Options                     Outstanding      Exercisable
   Plan or Fiscal      Stock        Option       January 28,     Granted       Options       February 3,      February 3,
        Year           Type         Price            1995       (Lapsed)      Exercised         1996              1996
- - ---------------------------------------------------------------------------------------------------------------------------
Incentive Stock Options:
      1983 Plan      Class B         $5.50             5,250        (5,250)           -             -                   -
      1985 Plan      Class A    $2.75 to $2.88       384,125        28,080        (7,875)         404,330          178,606
      1990 Plan      Class A    $2.75 to $2.88       134,063        40,607        (8,750)         165,920           75,860
      1995 Plan      Class A         $5.50                -         82,500            -            82,500               -
- - ---------------------------------------------------------------------------------------------------------------------------
      Total Incentive Stock Options                  523,438       145,937       (16,625)         652,750          254,466
- - ---------------------------------------------------------------------------------------------------------------------------
Non-qualified Stock Options:
        1986         Class B         $4.00             6,750        (6,750)           -                -                -
        1987         Class A         $8.80            10,000            -             -            10,000           10,000
        1991         Class A         $4.60             5,000            -             -             5,000            5,000
        1995         Class B         $5.50            10,000            -             -            10,000           10,000
        1995         Class A    $4.60 to $7.25       140,000            -             -           140,000          140,000
        1996         Class A    $2.75 to $2.88            -         97,500            -            97,500           97,500
        1996         Class A    $4.00 to $5.75        10,500        17,500            -            28,000           10,500
- - ---------------------------------------------------------------------------------------------------------------------------
      Total Non-qualified Stock Options              182,250       108,250            -           290,500          273,000
- - ---------------------------------------------------------------------------------------------------------------------------
                      Total Stock Options            705,688       254,187       (16,625)         943,250          527,466
===========================================================================================================================

In January 1996, the Company awarded, pursuant to the Award Plan, restricted stock grants consisting of an aggregate of 100,000 shares of the Company's Class A Common Stock. The restricted shares will vest equally over a three year period if the closing price of the Company's Class A Common Stock, as reported on the NASDAQ National Market System for a consecutive ten day period, is equal to at least $9.00 in the first year, $11.00 in the second year and $13.00 in the third year from the date of the grant.

In December 1995, the Company issued warrants to purchase 1,715,000 shares of Class A Common Stock which may be exercised at any time during the next six years (see Notes 6 and 14) at an exercise price of $6.95 per share at February 3, 1996. The issuance of the warrants were recorded as an increase in paid-in-capital totalling approximately $2,281,000.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


11.  GASOLINE OPERATIONS:

A summary of gasoline operations for the years ended February 3, 1996, January 28, 1995 and January 29, 1994 is as follows:

- - --------------------------------------------------------------------------------
                                                  1996        1995       1994
- - --------------------------------------------------------------------------------
                                                         (in thousands)
Gasoline gallons sold..........................   212,832     206,441    206,365
Gasoline revenues..............................  $226,505    $210,541   $206,155
Cost of gasoline sold..........................   201,980     186,462    180,835
Depreciation...................................     2,461       2,080      2,025
Capital expenditures...........................     7,585       3,702        952
Net book value of gasoline equipment...........    19,054      13,068     11,300
- - --------------------------------------------------------------------------------

________________________________________________________________________________
12.  EMPLOYEE BENEFIT PLANS:

The Company provides benefits to qualified employees through a defined contribution profit sharing plan. Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. No discretionary contributions to this plan were made in fiscal 1996 or 1995 and the Company recorded a provision of $100,000 for contributions under this plan in fiscal 1994.

Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 25% of such contributions up to 6% of the employees' annual compensation. Matching contributions from the Company for fiscal years 1996, 1995 and 1994 were $128,000, $163,000 and $181,000, respectively. The Company does not offer any additional postretirement and postemployment benefits to its employees.

________________________________________________________________________________
13.  COMMITMENTS AND CONTINGENCIES:

As of February 3, 1996, the Company was contingently liable for outstanding letters of credit amounting to $13,475,000. The Company was also contingently liable as guarantor on certain loans obtained by convenience store operators to finance the purchase of equipment and initial inventory in the approximate amount of $97,000 as of February 3, 1996. In consideration of these guarantees, the Company participates with the lending institutions in the interest paid on these obligations which are secured by inventory and equipment owned by the convenience store operators.

The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year. As of February 3, 1996 and January 28, 1995, the Company had recorded an accrual of $1,890,000 and $2,300,000, respectively, for such costs. The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such funds. As of February 3, 1996 and January 28, 1995, the Company had recorded a reimbursement receivable of $1,137,000 and $1,031,000, respectively. For the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, the Company recorded a provision for environmental expenses of $1,048,000, $1,160,000 and $343,000, respectively. Additionally, under current federal and state regulatory programs, the Company will be obligated by December 1998 to upgrade or replace most of its existing underground storage tanks ("USTs"). The Company presently estimates that it will be required to make capital expenditures related to the upgrading or replacing of USTs ranging from approximately $10.0 to $12.0 million in the aggregate through December 1998, which capital expenditures could be reduced for locations which may be closed in lieu of the capital costs of compliance. The Company's estimate of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions or other unexpected circumstances. Due to the nature of such information, the actual costs incurred may vary from their estimates, and the ongoing costs of assessment and remediation activities may vary significantly from year to year.

In fiscal 1989, the Company entered into agreements for the wholesale supply of various grocery items to its Northeast and Midwest region stores. Under the supply agreement, the Company is obligated to annually purchase a minimum amount of merchandise for a period of ten years. The level of purchases was achieved during the first eight years of the agreement and management believes it is readily achievable for the balance of the agreement. Prices to be charged by the supplier must be competitive.

The Company has been named as a nominal defendant, along with those persons who were directors of the Company in fiscal 1996, in two shareholder derivative actions. The plaintiffs allege, among other things, that in connection with the settlement of the dispute between the former Chairman of the Board of Directors and certain of his affiliates and the Company's management with respect to control of the Company, the directors violated their fiduciary duty to the Company and its stockholders, violated provisions of Delaware corporate law and wasted corporate assets. The plaintiffs seek, among other things, a declaration that the current structure of the general partner of DM Associates is invalid and that certain voting rights, with respect to the Class B Common Stock held by DM Associates should be vested in the Company. DM Associates owns approximately 60% of the total voting power of both classes of the Company's Common Stock. The Company is contesting these claims and at this time is not able to determine what the outcome of this litigation will be.

The Company is party to a number of other lawsuits which have arisen in the ordinary course of business. Management does not believe the outcome of this litigation will have a material impact on the Company's future results of operations or financial position.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries




14.  NONRECURRING CHARGES:

A summary of nonrecurring charges for fiscal years ended February 3, 1996 and January 28, 1995 is as follows:

                                                                                                           1996          1995
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (in thousands)

Costs and expenses related to settlement agreement with stockholder.................................     $ 6,487         $  -

Costs to divest of dairy manufacturing and distribution operations..................................       1,313         2,500

Administrative severance, settlement and related costs..............................................       1,211         2,800

Regulatory and administrative fees and expenses.....................................................       1,287         1,216

Writedown of non-operating properties to net realizable value.......................................       1,000         3,584

Costs of store closings and restructuring...........................................................         902         3,900
                                                                                                       --------------------------
     Total nonrecurring charges.....................................................................     $12,200       $14,000
- - ---------------------------------------------------------------------------------------------------------------------------------

During fiscal 1996, the Company recorded nonrecurring charges of $5,822,000 related to the settlement agreement with a former stockholder. These costs and expenses consist of legal fees, execution of non-compete and other agreements and reimbursement of certain fees and expenses incurred by the former stockholder in connection with activities relating to the Company. In addition, the Company issued warrants to holders of the Company's Series A Notes to purchase 500,000 shares of the Company's Class A Common Stock, in order to obtain the consent from such holders for the Company to purchase the interests held by the former stockholder and a waiver of certain alleged events of default under the terms of the Series A Notes. The issuance of the warrants resulted in a nonrecurring charge of $665,000.

During fiscal 1996 and 1995, the Company recorded nonrecurring charges of $1,313,000 and $2,500,000, respectively, for costs associated with the sale and closing of its manufacturing and distribution operations.

During fiscal 1996, the Company recorded a nonrecurring charge of $1,211,000 relating to the severance and other related costs associated with the termination of an officer of the Company. During fiscal 1995, the Company recorded nonrecurring charges of $2,800,000 for costs, including legal expenses, associated with the removal of the Company's former President and Chief Executive Officer, and the settlement of legal disputes arising therefrom and severance and other personnel related costs associated with a reduction in other administrative support positions by the Company.

During fiscal 1996, the Company incurred $1,287,000 in nonrecurring regulatory and administrative fees and expenses which consisted primarily of financing fees incurred to amend the Company's senior revolving credit facility with respect to the purchase of a stockholder's interest in DM Associates including the issuance of the Series B Notes (see Note 6).

During fiscal 1995, the Company incurred $535,000 in duplicative interest expense and in administrative fees associated with the Company's financing activities. Interest expense, net of interest income, and fees were incurred due to the issuance of the Company's Series A Notes on March 5, 1994, the retirement of the Company's 14.25% subordinated debentures on April 4, 1994 and a subsequent amendment of the Company's senior revolving credit facility (see Note
6). In addition, in fiscal 1995, the Company reached agreement with the Internal Revenue Service to settle certain disputed items. The terms of the settlement required the Company to pay $681,000 of interest charges (see Note 8).

During fiscal 1996 and 1995, the Company recorded nonrecurring charges of $1,000,000 and $3,584,000, respectively, for the writedown of non-operating office and plant facilities to net realizable value in conjunction with the anticipated sale of these properties.

During fiscal 1996 and 1995, the Company recorded nonrecurring charges of $902,000 and $3,900,000, respectively, for costs associated with the sale or closing initiated in fiscal 1995, of 143 of its retail convenience stores and the closing of 81 of its retail gasoline facilities in fiscal 1995. Such costs relate, in part, to disposal of equipment, inventory and leases associated with closed stores and the removal of underground storage tanks associated with the closed gasoline facilities.