Form 10-K/A
period 1996-02-03
DAIRY MART CONVENIENCE STORES INC
filed 1996-06-03
CIK 721675

                                  FORM 10-K/A
                                Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended February 3, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From        to
                                     ______    ______

                        Commission File Number 0-12497

                              -------------------

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

                              -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 4, 1996, 2,809,924 shares of Class A Common Stock and 2,783,060 shares of Class B Common Stock were outstanding, and the aggregate market value of both classes of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $22,429,446.00.

This Form 10-K/A Amendment No.1 amends the Form 10-K of Dairy Mart Convenience Stores, Inc. (the "Company") filed for the fiscal year ended February 3, 1996 as follows: (i) a subsection of Item 1 has been added entitled "Executive Officers and Directors of the Company," and Item 1 is filed in its entirety as amended; and (ii) the information required by Items 10, 11, 12 and 13 of Part III is no longer incorporated by reference from the Company's definitive proxy statement for its 1996 annual meeting of shareholders, as such proxy statement will not be filed within 120 days after the fiscal year ended February 3, 1996; the information required by such items is now set forth in full in Part III and is filed herewith.

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

    As of February 3, 1996, the Company operated and franchised retail convenience stores in the following three regions of the United States:


                                                             Number of
                                                              Stores
Northeast Region                                             ---------

  Massachusetts...........................................         61
  Connecticut.............................................         56
  New York................................................         37
  Rhode Island............................................         18
                                                             --------

    Total Northeast Stores................................        172
                                                             --------

Midwest Region

  Ohio....................................................        448
  Michigan................................................         36
  Pennsylvania............................................         27
                                                             --------

    Total Midwest Stores..................................        511
                                                             --------

Southeast Region

  Kentucky................................................        151
  Indiana.................................................         20
  Tennessee...............................................         14
  North Carolina..........................................          9
                                                             --------

Total Southeast Stores....................................        194
                                                             --------

    Total Stores..........................................        877
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

    The following table sets forth the number of stores, on both a Company operated and franchise operated basis, that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:



                                     February 3, 1996                  January 28, 1995                January 29, 1994
                             ------------------------------    -------------------------------   -----------------------------
                             Company     Franchise             Company      Franchise            Company     Franchise
                             Operated    Operated     Total    Operated     Operated     Total   Operated    Operated    Total
                             --------    ---------    -----    --------     ---------    -----   --------    ---------   -----
At beginning of period......    644         317         961       687          335       1,022      709         370      1,079

Opened or acquired..........      8           -           8        10            1          11        4           -          4

Closed or sold..............    (68)        (24)        (92)      (57)         (15)        (72)     (50)        (11)       (61)

Transferred (net)...........      3          (3)         --         4           (4)         --       24         (24)        --
                                ---         ---         ---       ---          ---       -----      ---         ---      -----

At end of period............    587         290         877       644          317         961      687         335      1,022
                                ===         ===         ===       ===          ===       =====      ===         ===      =====


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

    In addition to ongoing assessment and remediation costs, the Company presently estimates that it will be required to make capital expenditures, including those requiring upgrading or replacing of existing USTs, ranging from approximately $10.0 to $12.0 million in the aggregate over the next three fiscal years to comply with current federal and state UST regulations, which capital expenditures could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Responsibility").

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

       Name and (Age)                       Title
       --------------                       -----

Frank W. Barrett (56)               Director since 1983

J. Kermit Birchfield, Jr. (56)      Director since 1996

John W. Everets, Jr. (50)           Director since 1994

Gregory G. Landry (38)              Executive Vice President,
                                    Chief Financial Officer, and
                                    a Director since 1991

Robert B. Stein, Jr. (38)           President, Chief Executive
                                    Officer, Chairman of the Board
                                    and a Director since 1992

Thomas W. Janes (41)                Director since 1995

Truby G. Proctor, Jr. (61)          Director since 1996

Darrell J. Davis (37)               Vice President-Operations
                                    (Southeast Region)

Edward M. Doyle (42)                Vice President-Marketing

Gregg 0. Guy (47)                   Executive Vice President-
                                    Operations and Marketing

Gary A. Payne (53)                  Vice President-Business
                                    Development

Michael L. Poole (49)               Vice President-Construction
                                    and Planning

Scott A. Stein (37)                 Vice President-Management
                                    Information Systems

Dennis J. Tewell (39)               Vice President-Operations
                                    (Northeast Region)

Daniel W. Wallace (47)              Vice President-Operations
                                    (Midwest Region)

Gregory Wozniak (48)                Vice President-Corporate
                                    Counsel

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


J. Kermit Birchfield, Jr.

Mr. Birchfield is a private investor. From June 1990 to November 1994 he served as Senior Vice President and General Counsel of M/A-COM, Inc., a telecommunications company. Mr. Birchfield is a member of the Board of Directors of HSPC, Inc., a publicly held company that provides financing for the purchase of health care equipment, and Intermountain Gas Company, Inc., an Idaho public utility company.


John W. Everets, Jr.

Mr. Everets has been Chairman of the Board and Chief Executive Officer of HSPC, Inc., a publicly held company that provides financing for health care equipment, since July 1993 and has been a director of HSPC, Inc.

since 1983. He was Chairman of the Board of T.O. Richardson Co., Inc., a financial services company, from January 1990 until July 1993. Mr. Everets is also a director of Eastern Company, a publicly held manufacturing company and Crown Northcorp, a publicly held company that holds real estate.


Gregory G. Landry

Mr. Landry has served as Chief Financial Officer since August 1990 and was named Executive Vice President of the Company in April 1992. Mr. Landry joined the Company in October 1985 and served in various financial positions, including Treasurer. He is a certified public accountant and a member of the American Institute of Public Accountants.


Robert B. Stein, Jr.

Mr. Stein was elected President of the Company in September 1994, Chief Executive Officer of the Company in June 1995 and Chairman of the Board of Directors in December 1995. He joined the Company in 1983 and served in various positions, including Treasurer, General Manager of the Midwest Region, and Executive Vice President-Operations and Marketing.


Thomas W. Janes

Mr. Janes has been a Managing Director since 1990 of Triumph Capital Group, Inc., a firm engaged in investment banking and investment management. He is also a general partner of Triumph-Connecticut Capital Advisors, Limited Partnership, the general partner of Triumph-Connecticut Limited Partnership, and a limited partner of Triumph-California Advisors, L.P., the general partner of Triumph-California Limited Partnership.


Truby G. Proctor, Jr.

Mr. Proctor is Chairman and Chief Executive Officer of Lee-Moore Oil Company, located in Sanford, North Carolina, a privately held North Carolina based oil jobber. From August 1987 to July 1994, Mr. Proctor served as Chairman and Chief Executive Officer of The Pantry Inc., a privately held 460 store convenience chain headquartered in North Carolina.


Darrell J. Davis

Mr. Davis was named Vice President-Operations for the Company's Southeast Region in October 1994. Mr. Davis joined the Company in April 1983 as Franchise Coordinator. He has held the positions of Director of Operations, Manager of Franchising, Associate Director of Property Development and International Consultant/Operations Specialist.

Edward M. Doyle

Mr. Doyle was named Vice President-Marketing in February 1993. Since joining the Company in August 1990, he has served as acting Corporate Director of Marketing and Corporate Director of Food Services.


Gregg O. Guy

Mr. Guy was named Executive Vice President-Operations and Marketing in October 1994. He previously served as Vice President-Operations for the Company's Southeast Region since December 1992 and as Vice President and General Manager of the Company's Southeast Region since December 1989.


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


Michael L. Poole

Mr. Poole was named Vice President-Construction and Planning in April 1996. Prior to joining the Company and since August 1995, Mr. Poole was Director of Store Design and Construction for Crabtree and Evelyn, Ltd., in Woodstock, Connecticut, and was Director of Design and Construction for Edison Brothers Stores, Inc., in St. Louis, Missouri from August 1992 to July 1995. Prior to August 1992, Mr. Poole was owner and President of The Poole Group, an architectural company.


Scott A. Stein

Mr. Stein was named Vice President-Management Information Systems (MIS) in November 1994. Since joining the Company in September 1992, Mr. Stein has served as Director of Store Automation, MIS Director, and Vice President-Administration and MIS. From February 1989 to August 1992, Mr. Stein was Director, Open Systems Distributed Computing for Technology Investment Strategies Corporation, an information technology consulting company. Mr. Stein is the brother of Robert B. Stein, Jr., President, Chief Executive Officer and Chairman of the Board.

Dennis J. Tewell

Mr. Tewell was named Vice President-Operations for the Company's Northeast Region in September 1992. Mr. Tewell joined the former CONNA Corporation, now the Company's Southeast region, in 1985. He previously served as Vice President-Store Operations, Director of Operations, and Strategic Planning Coordinator in the Southeast region and special consultant for the Company's international operations in Europe.


Daniel W. Wallace

Mr. Wallace was named Vice President-Operations for the Company's Midwest Region in December 1992. Mr. Wallace joined the former Lawson Company, now the Company's Midwest region, in 1986. He previously served as Director of Operations, Corporate Operations Coordinator for the Company's Point-of-Sale
(POS) project, Division Manager, Supervisor and Store Manager. He also spent two years as a special consultant for the Company's international operations.


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


   ITEM 11.  EXECUTIVE COMPENSATION

   Executive Officers' Compensation

       The following table provides certain information for the Company's past three fiscal years regarding the cash and other compensation paid to, earned by, or awarded to those persons who, during the last fiscal year, (i) served as the Company's Chief Executive Officer or in a similar capacity, (ii) were the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and (iii) two additional individuals for whom disclosure would have been provided had they been serving as executive officers of the Company as of February 3, 1996.


                                           Summary Compensation Table
                                                                                       Long Term
                                             Annual Compensation(a)                Compensation
                                   -----------------------------------------  -----------------------
                                                                                        Awards(b)
                                                                              -----------------------
                                                                              Restricted  Securities
                                                                Other Annual     Stock    Underlying   All Other
        Name and Principal         Fiscal                       Compensation     Awards    Options   Compensation
             Position               Year    Salary     Bonus        (c)          (d)        (e)          (f)
- ---------------------------------  ------  --------  ---------  ------------  ----------  --------  -------------

Robert B. Stein, Jr.,               1996   $254,808   $162,500     $    --     $230,000     95,555       $  9,533
President, Chief                    1995    199,808     35,000          --           --     96,945         11,588
Executive Officer and               1994    175,000     12,000      67,290           --      7,500         11,633
Chairman of the Board

Gregory G. Landry,                  1996    214,038    131,500          --      115,000     55,332          8,670
Executive Vice President            1995    179,041     35,000          --           --     70,543          9,118
and Chief Financial                 1994    160,000     12,500          --           --      6,500          8,758
Officer

Gregg O. Guy,                       1996    152,885     22,500      37,554       86,250         --            645
Executive Vice President            1995    131,860     20,000          --           --     50,000          1,263
Operations and Marketing            1994    120,000     10,000          --           --      3,500          1,046

Gregory Wozniak,                    1996    112,122     16,500          --       57,500      6,250            528
Vice President-Corporate            1995    108,754     15,000      20,033           --      2,500            592
Counsel                             1994    105,000      3,500          --           --      4,000          1,083

Gary A. Payne,                      1996    101,923     15,000      13,755           --         --            460
Vice President-Business             1995     84,682      7,000          --           --     20,000            435
Development                         1994     78,500          0          --           --        750            578

Charles Nirenberg,                  1996    267,311          0          --           --         --             --
Former Chairman of the              1995    500,000          0          --           --         --             --
Board(g)                            1994    500,000          0          --           --         --             --

Mitchell J. Kupperman,              1996    177,694    153,500          --           --     97,500        514,334
Former Executive Vice               1995    208,655     25,000          --           --     87,500         14,213
President-Human Resources(h)        1994    205,000      7,500          --           --      5,000         12,794

(a) Annual compensation does not include non-cash compensation that in the aggregate does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of each named executive officer.

(b) The Company did not grant any stock appreciation rights and make any long-term incentive plan payments during fiscal 1996, 1995, or 1994.

(c) Other annual compensation for the following named executive officers includes the following amounts paid on behalf of, or received by, each officer (i) $28,801 in relocation expense for Mr. Guy in fiscal 1996,
     (ii) $6,705 in relocation expense and $6,626 for automobile expenses for Mr. Payne in fiscal 1996, (iii) a $11,250 gain related to an exercised stock option to purchase 6,000 shares of Common Stock and $5,771 for automobile expenses for Mr. Wozniak in fiscal 1995, and (iv) $58,375 in relocation expenses for Mr. Stein in fiscal 1994.

(d) In January 1996, the Company awarded restricted stock to certain executive officers. Robert B. Stein, Jr., Gregory G. Landry, Gregg O. Guy and Gregory Wozniak were awarded 40,000, 20,000, 15,000 and 10,000 shares of Class
     A Common Stock, respectively. The restricted shares will vest equally over a three year period if the closing price of the Company's Class A Common Stock, as reported on the NASDAQ National Market System for a consecutive ten day period, is equal to at least $9.00 in the first year, $11.00 in the second year and $13.00 in the third year from the date of the grant. Dividends will not be paid on unvested restricted stock awards. These named executive officers have not received any other restricted stock awards.

(e) The options to purchase 97,500 shares of common stock were granted to Mr. Kupperman to replace options previously granted to him that expired after the termination of his employment.

(f) Includes amounts contributed for the benefit of the Company's executive officers to the Company's qualified profit sharing plan and premiums paid by the Company for split-dollar and life insurance for the benefit of certain executive officers during the applicable years. Company contributions to the qualified profit sharing plan for each of the 1996, 1995, and 1994 fiscal years, respectively, included $645, $1,984 and $650 for Robert B. Stein, Jr.; $0, $448, and $88 for Gregory G. Landry; $645, $1,263, and $1,046 for Gregg O. Guy; $528, $592 and $1,083 for Gregory
     Wozniak; $460, $435 and $578 for Gary A. Payne; and $645, $2,080 and $661
     for Mitchell J. Kupperman. Premiums paid on split-dollar and life insurance for each of the 1996, 1995 and 1994 fiscal years, respectively, included $8,888, $9,604 and $10,983 for Robert B. Stein, Jr.; $8,670, $8,670 and
     $8,670 for Gregory G. Landry; and $12,133, $12,133 and $12,133 for Mitchell
     J. Kupperman.

(g) Mr. Nirenberg had an employment agreement with the Company pursuant to which Mr. Nirenberg was employed as Chairman of the Company for a five year term that began on February 1, 1992 and was to end on January 31, 1997, unless terminated earlier. Under the employment agreement, Mr. Nirenberg received an annual salary of $500,000, payable in installments according to the Company's normal compensation policy, plus customary fringe benefits. On August 10, 1995, the Board of Directors of the Company removed Mr. Nirenberg from his positions as Chairman of the Board and Chairman of the Company and terminated his employment agreement. Pursuant to a Settlement Agreement between the Company, Mr. Nirenberg, and others, the Company paid certain amounts to Mr. Nirenberg, including amounts paid in consideration of Mr. Nirenberg's agreement not to compete with the Company (see Information Regarding DM Associates and the Settlement Agreement and note 14 to the Consolidated Financial Statements).

(h) Effective December 1, 1995, Mr. Kupperman resigned from his position as Executive Vice President-Human Resources. In connection with the termination of Mr. Kupperman's employment, the Company agreed to pay a lump sum severance of $501,556. The Company also agreed to pay Mr. Kupperman $709,773 in consideration of, among other things, Mr. Kupperman's agreement not to compete with the Company and Mr. Kupperman's waiver of certain alleged claims against the Company. (see Information Regarding DM Associates and the Settlement Agreement and note 14 to the Consolidated Financial Statements),

                       Option Grants In Last Fiscal Year

    The table below provides certain information regarding stock options granted during the Company' s last fiscal year to the executive officers listed in the Summary Compensation Table above:



                                      Individual Grants
                        -----------------------------------------------

                                                                                 Potential Realizable
                                                                                  Value at Assumed
                                                                                 Annual Rates of Stock
                         Number of                                                Price Appreciation
                         Securities   % Of Total    Exercised                     for Option Term
                         Underlying   Options       or                           -------------------
                         Options      Granted to    Base Price
                         Granted      Employees in  Per Share
 Name                      (a)        Fiscal Year      (b)       Expiration Date      5%        10%
- -----------------------  ----------   -----------   ----------   ---------------  --------   --------
Robert B. Stein, Jr....      95,555       25.5%       $3.63     April 18, 2005   $217,841   $552,051

Gregory G. Landry......      55,332       14.7%        3.63     April 18, 2005    126,143    319,670

Gregg O. Guy...........        --          --           --            --            --          --

Gregory Wozniak........       6,250        1.7%        3.63     April 18, 2005     14,248     36,108

Gary A. Payne..........          --         --           --           --             --         --

Charles Nirenberg......          --          --          --           --             --         --

Mitchell J. Kupperman..      20,000        5.3%        2.88     May 31, 1997       36,162     91,640
                             77,500       20.6%        2.75     May 31, 1997      134,033    339,667

- --------------------

(a) The options granted to Mr. Kupperman were granted in connection with the termination of his employment and replaced previous options that expired after his employment terminated. Mr. Kupperman's options vested December 1, 1995 and expire May 31, 1997. Except for Mr. Kupperman's options, each option becomes fully exercisable over four years, with 25% of the shares subject to the option becoming exercisable on each anniversary of the option grant date. Except for Mr. Kupperman's options, all options expire ten years from the date of grant, unless sooner terminated by, for example, the failure to exercise an option, to the extent it is then exercisable, before three months after termination of employment, except for termination in the case of death, in which case, the option is exercisable within one year from the date of death by the optionee's executor, administrator or personal representative, to the extent it is then exercisable.

(b) All options were granted at an exercise price per share equal to the fair market value of the Class A Common Stock on the date of grant, as quoted on the NASDAQ Stock Market, except for Mr. Kupperman's options, which were granted at the same exercise price per share as those that they replaced. The fair market value of the Class A Common Stock on the date that Mr. Kupperman's options were granted was $6.625 and the potential realizable value of these options on the date of grant was $ 375,213. The amounts shown as potential realizable value illustrate what might be realizable upon exercise immediately prior to expiration of the option term using the 5% and 10% appreciation rates established in regulations of the Securities and Exchange Commission, compounded annually. The potential realizable value is not intended to predict future appreciation of the Company's stock. The values shown do not consider nontransferablity, vesting on termination of the options upon termination of employment.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

    The table below sets forth information regarding stock options that were exercised, if any, during the past fiscal year, and unexercised stock options held as of February 3, 1996, by the executive officers listed in the Summary Compensation Table above:



                                                              Number of         Value of
                                                          Shares Underlying    Unexercised
                                                             Unexercised       In-the-Money
                            Number of                        Options at         Options at
                         Shares Acquired                       FY-End           FY-End (1)
                         on Exercise of                   Exercisable (E)/   Exercisable (E)/
Name                         Options      Value Realized  Unexercisable (U)  Unexercisable (U)
- -----------------------  ---------------  --------------  -----------------  -----------------

Robert B. Stein, Jr....        --               --            74,861 (E)        $214,462 (E)
                                                             117,639 (U)         251,831 (U)

Gregory G. Landry......        --               --            56,292 (E)         161,381 (E)
                                                              69,583 (U)         149,984 (U)

Gregg O. Guy...........        --               --            24,625 (E)         69,813 (E)
                                                              25,375 (U)         70,000 (U)

Gregory Wozniak........        --               --            12,625 (E)         36,219 (E)
                                                              10,125 (U)         23,375 (U)

Gary A, Payne..........        --               --            9,750 (E)          27,406 (E)
                                                              15,375 (U)         42,328 (U)

Charles Nirenberg......        --               --                --                 --
                                                                  --                 --

Mitchell J. Kupperman..        --               --            97,500 (E)        277,813 (E)
                                                                  -- (U)             -- (U)

- -------------------------

(1) Values are calculated for options "in the money" by subtracting the exercise price per share from the closing price per share of the applicable class of the Company's Class A and Class B Common Stock on February 3, 1996, which amounts were $5.625 and $6.375 per share, respectively. Certain of the executive officers have options to purchase shares of Common Stock at exercise prices greater than the fair market value of the applicable class of Common Stock as of February 3, 1996. Such options are not "in the money" and their value is, therefore, not disclosed above.


Employment Agreements

    In June 1995, the Company entered into employment agreements (the "Employment Agreements") with Messrs. Stein, Landry, Guy and Payne. The Employment Agreements are initially for two (2) year terms, but such terms are automatically extended each year for an additional year unless the Company or the employee gives notice that it or he does not desire to have the term extended before February 28th of each year.

    Under the Employment Agreements, Messrs. Stein, Landry, Guy and Payne receive annual salaries that may be increased, but may not be decreased. The Employment Agreements of Mr. Stein and Mr. Landry provide for special bonuses that were earned and paid in September 1995. The special bonuses were payable if the Company's Income Before Income Taxes and Cumulative Effect of Accounting Changes was greater than $2,610,000 for the six month fiscal period ending July 29, 1995. In addition, all of the Employment Agreements provide that the Board of Directors, or a committee thereof, may award each employee annual bonuses if performance criteria to be determined by the Board are met.

    Under the Employment Agreements, if the employee's employment is terminated for any reason, other than by the Company without cause or by the employee for good reason, or as a result of death or disability, then the employee will receive his salary and bonus through the date of termination. If the employee dies or is disabled, he will also receive any additional benefits that are provided under the Company's death and disability programs in effect at the time of death or disability. In addition, if an employee is disabled and there is no disability program in effect or if an employee dies, then the employee's beneficiary will receive 100% of the employee's annual salary and amount equal to the highest of the aggregate bonus payments earned by the employee for any of the last three twelve month periods prior to the date of termination.

    The Employment Agreements provide that if the employee's termination is by the Company without cause or by the employee for good reason, and not as a result of the employee's death or disability, the employee will receive his full salary and bonus through the date of termination. The amount of the employee's bonus will be the highest of the aggregate bonus payments earned by the employee for any of the last three twelve month periods prior to the date of termination. The Agreements also provide that after such termination, each of Messrs. Stein and Landry will also receive a severance payment equal to two (2) times the sum of his full base salary and annual bonus, and Messrs. Guy and Payne will receive a severance payment equal to one and one-half (1 1/2) times the sum of his full base salary and annual bonus. With respect to Messrs. Stein and Landry, if any payment in connection with the termination of the employee's employment under the Employment Agreements would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), then the Company will pay the employee an additional payment equal to the amount of any excise tax the employee as a result of the employee's receipt of the additional payment. Under Messrs. Guy's and Payne's Employment Agreements, any payment due pursuant to the Employment Agreements that is subject to excise tax will be reduced to an amount that will not be subject to the excise tax, but the Company will reimburse Messrs. Guy and Payne for any excise tax resulting from any payment due pursuant to any other agreements between the Company and Messrs. Guy and Payne or pursuant to any Company plans.


Directors' Compensation

    Messrs. Barrett, Birchfield, Everets, Janes and Proctor received directors, fees of $27,000, $4,000, $25,000, $23,000, and $4,000, respectively, for the fiscal year ended February 3, 1996. The annual fee for outside directors for the 1996 fiscal year is $12,000 plus $1,000 for each regular or special meeting of the Board attended. The remaining directors, who are employees of the Company, receive no directors' fees. In addition to the forgoing fees, on February 1, 1996, Messrs. Barret, Birchfield, Everets, Janes and Proctor each received an option to purchase 3,500 shares of Class A Common Stock at $5.75 per share pursuant to the Company's 1995 Stock Option Plan for Outside Directors.

Compensation Committee Interlocks and Insider Participation

    The members of the Compensation Committee of the Company's Board of Directors during the last fiscal year were Messrs. Barrett, Everets, and Leed. None of these individuals was at any time during fiscal year 1996, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


INFORMATION REGARDING DM ASSOCIATES AND THE SETTLEMENT AGREEMENT

Stock Owned by DM Associates

    DM Associates Limited Partnership ("DM Associates") is the owner of record of 1,858,743 shares of Class B Common Stock of the Company, representing approximately 66.8% of the issued and outstanding shares of Class B Common Stock, and 60.7% of the total voting power of both classes of the Common Stock. The general partner of DM Associates is New DM Management Associates I ("DM Management I"), which is a general partnership. The general partners of DM Management I are Robert B. Stein, Jr., a Director and the Chairman, Chief Executive Officer and President of the Company, and Gregory G. Landry, a Director and the Executive Vice President and Chief Financial Officer of the Company.

    In March 1992, DM Associates financed part of the purchase of its 1,858,743 shares of Class B Common Stock by obtaining a $7,100,000 loan (the "Limited Partnership Loan") from the Connecticut Development Authority ("CDA"). The Limited Partnership Loan is secured by DM Associates' collateral pledge of 1,220,000 shares of the Class B Common Stock owned by DM Associates, representing 43.8% of the issued and outstanding shares of Class B Common Stock and 39.8% of the total voting power of both classes of Common Stock. In September 1994, FCN Properties Corporation, a corporation owned and controlled by Charles Nirenberg, a former stockholder, Director and executive officer of the Company, purchased all of the CDA's right, title and interest in and to the Limited Partnership Loan. In December 1995, FCN Properties Corporation sold the Limited Partnership Loan to the Company.

    The limited partnership agreement of DM Associates provides that if the term of the limited partnership is extended beyond September 12, 1997, any limited partner whose percentage interest in DM Associates is greater than 30% may sell all or a portion of his or its interest, subject to DM Associates right of first refusal to purchase such interest. If DM Associates and such limited partner do not agree on the terms of acquiring such limited partner's interest, and there is not a third party purchaser, such limited partner has the right to: (i) demand the dissolution of DM Associates and the distribution of its assets to its partners; or (ii) cause such assets to be sold. The limited partnership agreement also requires DM Management I to consult with a certain limited partner of DM Associates before voting any shares at a meeting of the Company's shareholders or exercising any consensual rights of such shares. If DM Management I votes or exercises consensual rights of such shares in a manner in which such limited partner does not agree, the limited partner may dissolve DM Associates. As DM Associates' principal asset is its 1,858,743 shares of Class B Common Stock, if such a dissolution or sale occurs, a change in control of the Company could result.

The Settlement Agreement

    On October 30, 1995, Mr. Nirenberg, and certain of his affiliates (collectively, "Nirenberg") entered into an Agreement, as amended on December 1, 1995 (the "Settlement Agreement"), with the Company, Mr. Stein and Mr. Landry, for purposes of settling the dispute between Mr. Nirenberg and the Company's management with respect to control of the Company.

    Pursuant to the Settlement Agreement, among other things, the Company purchased for $10 million all of Nirenberg's limited partnership interest in DM Associates, and the promissory note of DM Associates evidencing the Limited Partnership Loan.

    Pursuant to the settlement Agreement, the Company also paid to Nirenberg $2.3 million in consideration of certain matters, including, Nirenberg's waiver of certain alleged claims against the Company, Nirenberg allowing the Company to use his name and likeness in advertising materials and Nirenberg's agreement that he will not for a period of five years compete with the Company, solicit employment of any employee of the Company, or interfere in a material manner with any material business relationship between the Company and any third party. The Company also agreed to reimburse Nirenberg for up to $850,000 of previously unreimbursed fees and expenses incurred in connection with the activities relating to the Company.

    Mitchell J. Kupperman's employment with the Company was terminated on December 1, 1995. Mr. Kupperman is a former stockholder, Director and executive officer of the Company. In connection with the termination of Mr. Kupperman's employment, Mr. Kupperman's waiver of certain alleged claims against the Company and Mr. Kupperman's agreement not to compete with the Company, the Company paid $1,211,329 Mr. Kupperman.

    Mr. Nirenberg and Mr. Kupperman had been partners of DM Management I and New DM Management Associates II ("DM Management II"), a former general partner of DM Associates. Under the terms of the Settlement Agreement, Mr. Nirenberg withdrew as a partner of DM Management I and DM Management II. The remaining partners of DM Management II dissolved DM Management II, and DM Management I is therefore the sole remaining general partner of DM Associates. As a result of the termination of Mr. Kupperman's employment, pursuant to the partnership agreement of DM Management I, DM Management I repurchased Mr. Kupperman's partnership interest in DM Management I for nominal consideration. Accordingly, the remaining partners of DM Management I are Messrs. Stein and Landry, each of whom owns one-half of the partnership interests of DM Management I.

    The Company has agreed to indemnify Nirenberg and Mr. Kupperman against any liability or expense incurred by them as a result of or in connection with the transactions consummated pursuant to the Settlement Agreement and the termination of Mr. Kupperman's employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

    The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of 5% or more of either class of Common Stock as of May 4, 1996. This information is furnished in accordance with the Securities and Exchange Commission ("SEC") regulations relating to any persons known by the Company to be the beneficial owners of 5% or more of Common Stock. In preparing the following table, the Company has relied on information filed by such persons with the SEC, and in some cases, other information provided to the Company by such persons.



                                                   Amount and Nature
                      Name and Address of            of Beneficial     Percent
Title of Class         Beneficial owner                Ownership      of Class
- --------------  ---------------------------------  -----------------  --------

Class B         DM Associates Limited Partnership     1,858,743 (1)     66.8%
Common Stock    One Vision Drive
                Enfield, Connecticut


                New DM Management Associates I        1,858,743 (1)     66.8%
                One Vision Drive
                Enfield, Connecticut


                Robert B. Stein, Jr.                  1,858,743 (1)     66.8%
                One Vision Drive
                Enfield, Connecticut


                Gregory G. Landry                     1,858,743 (1)     66.8%
                One Vision Drive
                Enfield, Connecticut


- --------------------------------------------------------------------------------
Class A         James Wilen and Wilen Management      293,925 (2)        10.5%
Common Stock    Corporation
                2360 West Joppa Road
                Suite 226
                Lutherville, Maryland

                Heartland Advisors, Inc.              520,000 (3)        18.5%
                790 North Milwaukee Street
                Milwaukee, Wisconsin

                The IDS Mutual Fund Group             374,665 (4)        11.8%
                IDS Tower 10
                Minneapolis, Minnesota

                OKGBD & Co.                           360,001 (5)        11.4%
                c/o Bankers Trust
                P.O. Box 704
                Church Street Station
                New York, NY  10015

                Triumph-Connecticut Limited           765,000 (6)        21.4%
                Partnership
                60 State Street, 21st Floor
                Boston, Massachusetts

- --------------
Notes to Table

        (1) DM Associates Limited Partnership ("DM Associates") is the owner of record of 1,858,743 shares of Class B Common Stock, representing approximately 66.8% of the issued and outstanding shares of Class B Common Stock, and 60.7% of the total voting power of both classes of the Common Stock.

The general partner of DM Associates is New DM Management Associates I ("DM Management I"), which is a general partnership. The general partners of DM Management I are Robert B. Stein, Jr., and Gregory G. Landry, each owning one half of the partnership interest of DM Management I.

    As the sole general partner of DM Associates and by virtue of the provisions of the limited partnership agreement of DM Associates, DM Management I has the power to vote and dispose of the 1,858,743 shares owned by DM Associates, subject to the consent of the limited partners of DM Associates being required for any sale of more than 360,000 shares. In addition, the partnership agreement of DM Associates provides that, prior to voting the 1,858,743 shares, DM Management I shall consult with a certain limited partner as to the voting of such shares. If, after consultation with the limited partner, DM Management I votes the shares in a manner with which the limited partner disagrees, the limited partner shall have the right to dissolve DM Associates.

    The partnership agreement of DM Management I provides that a majority of the partnership interests of DM Management I determine how to vote 638,743 of the shares of Class B Common Stock owned by DM Associates, and that the remaining 1,220,000 shares of Class B Common Stock owned by DM Associates will be voted for or against any stockholder motion or proposal in the same proportion that all other shares of Class B Common Stock are voted for or against such motion or proposal (including 638,743 shares voted by DM Associates).

    As the managing general partner of DM Management I, Mr. Stein has sole indirect dispositive power with respect to the 1,858,743 shares owned by DM Associates, and shares voting power with respect to the 1,858,743 shares with Mr. Landry, as general partners of DM Management I. Mr. Stein and Mr. Landry, as officers and directors of the Company, also share indirect voting and dispositive power with respect to 1,220,000 of the 1,858,743 shares under a stock pledge agreement executed by DM Associates in favor of the Company.

    The number of shares set forth in the table above does not include shares of Class A Common Stock that any of Messrs. Stein and Landry may beneficially own.


    (2) A Schedule 13G was filed with the SEC by Wilen Management Corporation ("Wilen") and James Wilen in his capacity as President and sole owner of Wilen, to report Wilen's beneficial ownership as an investment advisor to various clients, of shares of Class A Common Stock. The 293,925 shares represent approximately 5.3% of the total number of issued and outstanding shares of both classes of the Company's Common Stock, and approximately 1.0% of the total voting power of both classes of the Company's Common Stock.

    (3) Heartland Advisors, Inc. reported on a Schedule 13G filed with the SEC its beneficial ownership, as an investment advisor, of shares of Class A Common Stock. The 520,000 shares represent approximately 9.3% of the total number of issued and outstanding shares of both classes of the Company's Common Stock and approximately 1.7% of the total voting power of both classes of the Company's Common Stock.

    (4) The IDS Mutual Fund Group, through nominees, holds currently exercisable Warrants to purchase an aggregate of 374,665 shares of Class A Common Stock. If the 374,665 shares underlying the Warrants were issued, they would represent approximately 6.3% of the total number of issued and outstanding shares of both classes of Common Stock, and approximately 1.2% of the total voting power of both classes of Common Stock.

    (5) OKGBD & Co. and its affiliates hold currently exercisable Warrants to purchase an aggregate of 360,001 shares of Class A Common Stock. If the 360,001 shares underlying the Warrants were issued, they would represent approximately 6.0% of the total number of issued and outstanding shares of both classes of Common Stock, and approximately 1.2% of the total voting power of both classes of Common Stock.

    (6) Triumph-Connecticut Limited Partnership ("Triumph"), Triumph's general partner, Triumph-Connecticut Capital Advisors, Limited Partnership ("TCCALP"), and TCCALP's general partners, Triumph-Capital Group, Inc., Fredrick W. McCarthy, Fredrick S. Moseley, IV, E. Mark Norman, Thomas W. Janes, John M. Chapman and Richard J. Williams, reported on a Schedule 13D filed with the SEC their shared beneficial ownership of currently exercisable Warrants to purchase an aggregate of 765,000 shares of Class A Common Stock. If the 765,000 shares underlying the Warrants were issued, they would represent approximately 12% of the total number of issued and outstanding shares of both classes of Common Stock, and approximately 2.4% of the total voting power of both classes of Common Stock.

Stock Ownership of Management

    The following table sets forth certain information furnished by the directors, certain executive officers, and all directors and executive officers as a group concerning ownership of the Company's Common Stock as of May 4, 1996:


                                           Shares (and Percent) of Common Stock
         Name                              Beneficially Owned as of May 8, 1995
- ----------------------------   -----------------------------------------------------------
                                                                                 Percent
                               Director       Class B            Class A         of Total
      Class B Director          Since       Common Stock       Common Stock     Voting Power
      ----------------         --------   ----------------   ----------------   ------------


Frank W. Barrett............     1983         1,250 (*)        6,000 (1)             (*)
J. Kermit Birchfield, Jr....     1996         2,000 (*)        5,000 (*)             (*)
John W. Everets, Jr.........     1994        10,000 (*)        3,500 (*)             (*)
Gregory G. Landry...........     1991     1,858,743 (66.8%)   56,292(2.0%)(2)(3)   (60.7%)
Robert B. Stein, Jr.........     1992     1,858,743 (66.8%)   80,614(2.8%)(2)(4)   (60.8%)

      Class A Director
      ----------------

Thomas W. Janes.............    1995             0           765,000 (5)           (2.4%)
Truby G. Proctor, Jr........    1996        13,000 (*)             0                  (*)

      Named Executive
   Officers and Directors
- ----------------------------

Gregg O. Guy................     N/A             0            33,951 (1.2%)(6)        (*)
Gary A. Payne...............     N/A             0             9,750 (*)(7)           (*)
Greg Wozniak...............      N/A             0            12,625 (*)(8)           (*)

 All Directors and Executive
      Officers as a Group
 ---------------------------

 (16 persons)................            1,884,993 (67.7%) 1,002,025 (26.4%)(9)   (62.8%)

- ----------------------------

(*) Owns Less than 1% of the issued and outstanding class of Common Stock or of the total voting power.

(1) Includes currently exercisable non-qualified stock options granted to Mr. Barrett to purchase 6,000 shares of Class A Common Stock.

(2) Messrs. Stein and Landry are each partners of DM Management I (described in footnote 1 to the Principal Shareholders table above). The shares of Class B Common Stock set forth in this table for each of such persons include the shares set forth for each person in the Principal Shareholders table above.

(3) Includes currently exercisable incentive stock options granted to Mr. Landry to purchase 56,292 shares of Class A Common Stock.

(4) Includes currently exercisable incentive stock options granted to Mr. Stein to purchase 74,861 shares of Class A Common Stock.

(5) The shares of Class A Common Stock set forth in this table for Mr. Janes include the shares set forth for Triumph in the Principal Shareholders table above. Mr. Jane's pecuniary interest in the 765,000 shares is based upon his status as general partner of TCCALP, general partner of Triumph, the entity holding the shares, and is not discernable. Mr. Janes disclaims beneficial ownership of all shares other than those attributable to him as a general partner of TCCALP.

(6) Includes currently exercisable incentive stock options granted to Mr. Guy to purchase 24,625 shares of Class A Common Stock.

(7) Includes currently exercisable incentive stock options granted to Mr. Payne to purchase 9,750 shares of Class A Common Stock.

(8) Includes currently exercisable incentive stock options granted to Mr. Wozniak to purchase 12,625 shares of Class A Common Stock.

(9) Includes currently exercisable stock options granted to all directors and executive officers of the Company to purchase 214,591 shares of Class A Common Stock and currently exercisable Warrants to purchase 765,000 shares of Class A Common Stock.

   The following executive officers and directors of the Company did not timely file with the SEC, on certain occasions, their reports on Forms 3, 4 or 5 to report changes in their beneficial ownership of the Company's Common Stock:
   Gary A. Payne (one report due upon becoming an executive officer); and Darrell J. Davis, (one report for one transaction).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 3, 1996


                      DAIRY MART CONVENIENCE STORES, INC.



    By/s/ Robert B. Stein, Jr.         By/s/ Gregory G. Landry
      ------------------------           ---------------------
      Robert B. Stein, Jr.               Gregory G. Landry
      President,                         Executive Vice President and
      Chief Executive Officer            Chief Financial Officer
      and Chairman of the Board

                                  June 3, 1996



Office of Document Control/EDGAR
Securities and Exchange Commission
450 Fifth Street, Northwest
Washington, DC  20549

    RE:  FORM 10-K/A AMENDMENT NO. 1 OF DAIRY MART CONVENIENCE STORES, INC.

Dear Sir or Madam:

    Filed electronically via EDGAR on this date is the annual report on Form 10-K/A Amendment No. 1 of Dairy Mart Convenience Stores, Inc. for the fiscal year ended February 3, 1996, complete with exhibits.

    If you should have any questions or comments regarding the Form 10-K/A, please contact the undersigned at (860) 741-4444.



                                  Very truly yours,

                                  DAIRY MART CONVENIENCE STORES, INC.



                                  /s/  Gregory G. Landry
                                  -----------------------------------
                                  Gregory G. Landry
                                  Executive Vice President
                                  Chief Financial Officer