Form 10-Q
period 1996-05-04
DAIRY MART CONVENIENCE STORES INC
filed 1996-06-18
CIK 721675

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ________________________

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended May 4, 1996


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

       Registrant's telephone number, including area code (860) 741-4444
                              ____________________


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Shares of Class A Common Stock outstanding May 4, 1996  -  2,809,924
      Shares of Class B Common Stock outstanding May 4, 1996  -  2,783,060

                         PART I.  FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)



                                                          FOR THE FIRST FISCAL
                                                              QUARTER ENDED
                                                          ----------------------

                                                             May 4,    April 29,
                                                              1996        1995
- --------------------------------------------------------------------------------

Revenues.................................              $  141,328    $  133,442
                                                       ------------  ----------

Cost of goods sold and expenses:
  Cost of goods sold.....................                 105,082        98,170
  Operating and administrative expenses..                  34,151        33,480
  Interest expense.......................                   2,748         2,361
                                                       ------------  ----------
                                                          141,981       134,011
                                                       ------------  ----------
  Loss before income taxes...............                    (653)         (569)

Benefit from income taxes................                     260           240
                                                       ----------    ----------
    Net loss.............................              $     (393)   $     (329)
- -------------------------------------------------------------------------------

Weighted average shares outstanding......                   4,371         5,564
                                                       ----------    ----------

Loss per share...........................              $    (0.09)   $    (0.06)
- --------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)


                                                   May 4, 1996  February 3, 1996
- --------------------------------------------------------------------------------
ASSETS                                             (Unaudited)

Current Assets:
   Cash.......................................     $   11,712        $   12,654
   Short-term investment......................          1,514                 -
   Accounts and notes receivable..............         10,058             9,752
   Inventory..................................         20,675            20,928
   Prepaid expenses and other current assets..          3,563             3,454
   Deferred income taxes......................          1,676             2,669
                                                   ----------        ----------
      Total current assets....................         49,198            49,457
                                                   ----------        ----------
Assets Held For Sale..........................          8,685             8,685
                                                   ----------        ----------
Property and Equipment, net...................         80,809            80,387
                                                   ----------        ----------
Intangible Assets, net........................         17,175            17,277
                                                   ----------        ----------
Other Assets, net.............................          8,258             9,132
                                                   ----------        ----------

Total assets..................................     $  164,125        $  164,938
- -------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term obligations.    $    1,530        $    1,430
   Accounts payable............................        37,519            30,803
   Accrued expenses............................        10,318            14,437
   Accrued interest............................         1,350             3,355
                                                   ----------        ----------
      Total current liabilities................        50,717            50,025
                                                   ----------        ----------
Long-Term Obligations, less current portion above..    99,143            99,451
                                                   ----------        ----------
Other Liabilities..............................         5,426             6,254
                                                   ----------        ----------
Stockholders' Equity:
   Preferred Stock (serial)....................            -                 -
   Class A Common Stock........................            33                33
   Class B Common Stock........................            30                30
   Paid-in capital.............................        29,995            29,971
   Retained earnings (deficit).................        (6,214)           (5,821)
   Treasury stock, at cost.....................
   Note receivable from DM Associates..........
                                                       (5,005)           (5,005)
   Total stockholders' equity..................       (10,000)          (10,000)
                                                    ----------        ----------
                                                        8,839             9,208
                                                    ----------        ----------

Total liabilities and stockholders' equity.....    $  164,125         $ 164,938
- --------------------------------------------------------------------------------

   The accompanying notes are an integral par of these financial statements.

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                      FOR THE FIRST FISCAL QUARTERS ENDED
                                                      ------------------------------------
                                                      May 4, 1996       April 29, 1995
- ------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss.......................................... $    (393)       $    (329)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization...................     3,134            2,988
    Amortization of original issue discount.........        49               -
    Change in deferred income taxes.................     1,566              775
    Gain on other disposition of properties, net....       (86)            (153)
    Net change in assets and liabilities:
       Accounts and notes receivable................      (306)             (99)
       Inventory....................................       253            1,445
       Accounts payable.............................     6,716            2,925
       Accrued interest.............................    (2,005)          (1,935)
       Other assets and liabilities.................    (5,056)          (2,101)
- --------------------------------------------------------------------------------

Net cash provided by operating activities...........     3,872            3,516
- --------------------------------------------------------------------------------

Cash flows from investing activities:

  Purchase of and increase in short-term
   investments......................................    (1,514)             (30)
  Purchase of property and equipment................    (3,951)          (3,703)
  Proceeds from sale of property, equipment and
     assets held for sale...........................       889            9,300
  Increase in long-term notes receivable............      (298)               -
  Proceeds from collection of long-term notes
   receivable.......................................       352               40
  Increase in intangibles and other
   assets...........................................       (59)             (95)
- --------------------------------------------------------------------------------

Net cash (used in) provided by investing activities.    (4,581)           5,512
- --------------------------------------------------------------------------------

Cash flows from financing activities:

  Increase in revolving loan, net...................       100               -
  Repayment of long-term obligations................      (357)            (601)
  Issuance of common stock..........................        24               37
- --------------------------------------------------------------------------------

Net cash used by financing activities...............      (233)            (564)
- --------------------------------------------------------------------------------

(Decrease) increase in cash.........................      (942)           8,464
Cash at beginning of fiscal year....................    12,654            4,512
- --------------------------------------------------------------------------------

Cash at end of first fiscal quarter................. $  11,712        $  12,976
- --------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

             DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 4, 1996
                                  (Unaudited)


     The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on May 2, 1996.

1.   Accounting Policies
     -------------------

     The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the February 3, 1996 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.   Changes in Capital Accounts
     ---------------------------

     An analysis of the capital stock accounts for the first fiscal quarter ended May 4, 1996 follows:

                                                  Common Stock
                             ---------------------------------------------------------
                               Class A      Class B
                               Shares       Shares                        Paid-in
                              issued at    issued at                      capital
                              $.01 par     $.01 par                     in excess of
                                value        value          Amount        par value
                             -----------  -----------     ----------    --------------

Balance February 3, 1996       3,326,296    2,959,017     $   62,854    $   29,970,606
Employee stock purchase
 plan                              2,628            -             26            12,610
Stock options exercised            2,625            -             26            11,818
                              ----------   ----------     ----------    --------------
Balance May 4, 1996            3,331,549    2,959,017     $   62,906    $   29,995,034
                              ----------   ----------     ----------    --------------


     As of May 4, 1996, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 2,809,924 Class A shares and 2,783,060 Class B shares outstanding.

3.   Earnings (Loss) Per Share
     -------------------------

     Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The Company's note receivable from DM Associates Limited Partnership is secured by 1,220,000 shares of the Company's Class B Common Stock, which shares are treated similar to treasury stock for earnings (loss) per share purposes.

4.   Seasonality
     -----------

     The results of operations for the first fiscal quarter ended May 4, 1996 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

5.   Supplemental Consolidating Financial Information (unaudited)
     ------------------------------------------------------------

     The Company's payment obligations under the Series A and Series B Senior Subordinated Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the guarantor subsidiaries. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for Financial Opportunities Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective guarantor subsidiaries would not provide additional information which would be useful in assessing the financial condition of the guarantor subsidiaries, and are accordingly omitted.

     Investment in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principle elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

                                        Supplemental Consolidating Statement of Operations
                                                            May 4, 1996

                                       Parent      Guarantor
                                      Company     Subsidiaries    FINOP    Eliminations     Consolidated
                                      --------    ------------    -----    -------------    -------------
                                                              (in thousands)

Revenues............................  $    43     $141,155        $  130   $     -             $141,328


Cost of goods sold and expenses:
   Cost of goods sold...............       -       105,082            -          -              105,082
   Operating and administrative
    expenses........................       69       34,078             4         -               34,151
   Interest expense.................    2,448          211            89         -                2,748
   Equity earnings of subsidiaries..   (1,821)          -             -       1,821                  -
                                      -------     ----------      ------   --------------   -----------

                                          696      139,371            93      1,821             141,981
                                      -------     ----------      ------   --------------   -----------

   Income (loss) before
      income taxes..................     (653)       1,784            37     (1,821)               (653)
Benefit from income taxes...........      260           -             -          -                  260
                                      -------     ----------      ------   --------------   -----------
  Net income (loss)................   $  (393)    $  1,784        $   37   $ (1,821)        $      (393)
                                      =======     ==========      ======   ==============   ===========

                    Supplemental Consolidating Balance Sheet
                                  May 4, 1996

                                          Parent       Guarantor
                                         Company     Subsidiaries      FINOP   Eliminations       Consolidated
                                        --------    -------------      -----   ------------       ------------
                                                                   (in thousands)
ASSETS

Current Assets:
   Cash.............................    $  1,549        $  8,716      $ 1,447   $         -          $ 11,712
   Short-term investment............           -               -        1,514             -             1,514
   Accounts and notes receivable....           -           9,400          658             -            10,058
   Inventory........................           -          20,675            -             -            20,675
   Prepaid expenses and
    other current assets............          14           3,549            -             -             3,563
   Deferred income taxes............         807             869            -             -             1,676
                                        --------        --------      -------   -----------          --------
      Total current assets..........       2,370          43,209        3,619             -            49,198
                                        --------        --------      -------   -----------          --------

Assets Held For Sale................           -           8,685            -             -             8,685
Property and Equipment, net.........           -          80,809            -             -            80,809
Intangible Assets, net..............           -          17,175            -             -            17,175
Other Assets, net...................       2,373           3,658        2,227             -             8,258
Investment in and advances to
  subsidiaries......................     115,190           1,481          481      (117,152)                -
                                        --------        --------      -------   -----------          --------

Total assets........................    $119,933        $155,017      $ 6,327   $  (117,152)         $164,125
- -------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of
     long-term obligations...........   $  1,032        $    498      $     -   $         -          $  1,530
   Accounts payable..................     15,233          22,277            9             -            37,519
   Accrued expenses..................      1,074           9,244            -             -            10,318
   Accrued interest..................      1,253               -           97             -             1,350
                                        --------        --------      -------   -----------          --------
      Total current
       liabilities...................     18,592          32,019          106             -            50,717
                                        --------        --------      -------   -----------          --------
Long-Term Obligations,
 less current portion above..........     92,272           2,641        4,230             -            99,143
Other Liabilities....................        230           5,167           29             -             5,426
Stockholders' Equity.................      8,839         115,190        1,962      (117,152)            8,839
                                        --------        --------      -------   -----------          --------

Total liabilities and
  stockholders equity...............    $119,933        $155,017      $ 6,327   $  (117,152)         $164,125
                                        ========        ========      =======   ===========          ========


                Supplemental Consolidating Statement Cash Flows
                                  May 4, 1996

                                                    Parent         Guarantor
                                                    Company        Subsidiaries       FINOP       Eliminations     Consolidated
                                                    -------------  ------------    ------------   ------------     ------------
                                                                                   (in thousands)
 Net cash provided (used) by operating
   activities.................................       $    (5,904)      $ 9,753      $       23     $      -         $    3,872
                                                    -------------  ------------    ------------   ------------     ------------
 Cash flow from investing activities:
   Purchase of and increase in short-term
    investments...............................                -             -           (1,514)            -            (1,514)
   Purchase of property and  equipment........                -         (3,951)              -             -            (3,951)
   Proceeds from sale of property,
    equipment and assets held for sale........                -            889               -             -               889
   Investment in and advances to
    subsidiaries..............................             5,940        (5,734)           (206)            -                 -
   Increase in long-term notes receivable.                    -            (55)           (243)            -              (298)
   Proceeds from collection of
    long-term receivables.....................                -             -              352             -               352
   Increase in intangibles
    and other assets..........................                -             57              (2)            -               (59)
                                                    -------------  ------------    ------------   ------------     ------------
   Net cash provided by (used in) investing
    activities................................             5,940        (8,908)         (1,613)            -            (4,581)
                                                    -------------  ------------    ------------   ------------     ------------

Cash flows from financing activities:
  Increase in revolving loan, net.............               100             -               -              -              100
  Repayment of long-term obligations..........              (350)            -              (7)             -             (357)
  Issuance of common stock....................                24             -               -              -               24
                                                    -------------  ------------    ------------   ------------     ------------
Net cash used in financing
 activities...................................              (226)            -              (7)             -             (233)
                                                    -------------  ------------    ------------   ------------     ------------

Increase (decrease) in cash...................              (190)          845          (1,597)             -             (942)
Cash at beginning of year.....................             1,739         7,871           3,044              -           12,654
                                                    -------------  ------------    ------------   ------------     ------------

Cash at end of first fiscal quarter............      $     1,549    $    8,716      $    1,447     $        -       $   11,712
                                                    =============  ============    ============   =============    ============




              Supplemental Consolidating Statement of Operations
                                 April 29, 1995


                                                    Parent         Guarantor
                                                    Company        Subsidiaries       FINOP       Eliminations     Consolidated
                                                    -------------  ------------    ------------   ------------     ------------
                                                                                   (in thousands)

Revenues......................................       $        48    $  133,264      $      130     $        -       $  133,442


Cost of goods sold and expenses:
   Cost of goods sold.........................                -         98,170               -               -          98,170
   Operating and administrative
    expenses..................................               102        33,374               4               -          33,480
   Interest expense...........................             2,097           169              95               -           2,361
   Equity earnings of subsidiaries............            (1,582)            -               -            1,582              -
                                                    -------------  ------------    ------------     ------------   ------------
                                                             617       131,713              99            1,582        134,011
                                                    -------------  ------------    ------------     ------------   ------------
    Income (loss) before
      income taxes............................              (569)        1,551              31           (1,582)          (569)
Benefit from income taxes.....................               240             -               -                -            240

                                                    -------------  ------------    ------------     ------------   ------------

    Net income (loss).........................       $      (329)   $    1,551      $        31     $    (1,582)   $      (329)
                                                    =============  ============    ============     ============   ============


                   Supplemental Consolidating Balance Sheets
                                February 3, 1996

                                                    Parent         Guarantor
                                                    Company        Subsidiaries       FINOP       Eliminations     Consolidated
                                                    -------------  ------------    ------------   ------------     ------------
                                                                                  (in thousands)
ASSETS
Current Assets:
   Cash.....................................        $      1,739     $   7,871       $   3,044     $       -          $ 12,654
   Short-term investment....................                  -             -               -              -                -
   Accounts and notes receivable............                  -          9,081             671             -             9,752
   Inventory................................                  -         20,928               -             -            20,928
   Prepaid expenses and
    other current assets....................                  60         3,394               -             -             3,454
   Deferred income taxes....................                 859         1,810               -             -             2,669
                                                    -------------  ------------    ------------   ------------     ------------
      Total current assets..................               2,658        43,084           3,715             -            49,457
                                                    -------------  ------------    ------------   ------------     ------------

Assets Held For Sale........................                  -          8,685              -              -             8,685
Property and Equipment, net.................                  -         80,387              -              -            80,387
Intangible Assets, net......................                  -         17,277              -              -            17,277
Other Assets, net...........................               2,442         4,352           2,338             -             9,132
Investment in and advances to
  subsidiaries..............................             119,309         1,650             275       (121,234)              -
                                                    -------------  ------------    ------------   ------------     ------------

Total assets................................         $   124,409    $  155,435      $    6,328     $ (121,234)      $  164,938
- -------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations..................         $       932    $      491      $        7      $       -       $    1,430
   Accounts payable.........................              15,919        14,875               9              -           30,803
   Accrued expenses.........................               2,211        12,220               6              -           14,437
   Accrued interest.........................               3,236             -             119              -            3,355
                                                    -------------  ------------    ------------   ------------     ------------
      Total current liabilities.............              22,298        27,586             141              -           50,025
                                                    -------------  ------------    ------------   ------------     ------------

Long-Term Obligations,
 less current portion above.................              92,573         2,648           4,230              -           99,451
Other Liabilities...........................                 330         5,892              32              -            6,254
Stockholders' Equity........................               9,208       119,309           1,925       (121,234)           9,208
                                                    -------------  ------------    ------------   ------------     ------------
Total liabilities and
  stockholders' equity......................
                                                     $   124,409    $  155,435      $    6,328     $ (121,234)      $  164,938
                                                    =============  ============    ============   ============     ============


                Supplemental Consolidating Statement Cash Flows
                                April 29, 1995


                                                    Parent         Guarantor
                                                    Company        Subsidiaries       FINOP       Eliminations     Consolidated
                                                    -------------  ------------    ------------   ------------     ------------
                                                                                   (in thousand)
 Net cash (used) provided by operating
  activities................................         $    (2,800)   $    6,159      $      157      $       -       $    3,516
                                                    -------------  ------------    ------------   ------------     ------------

Cash flow from investing activities
  Purchase of and increase in short-term
   investments..............................                 -              -              (30)            -               (30)
  Purchase of property and equipment........                 -          (3,703)             -              -            (3,703)
  Proceeds from sale of property,
   equipment and assets held for sale.......                 -           9,300              -              -             9,300
  Investment in and advances to
   subsidiaries.............................              8,202         (8,084)           (118)            -                -
  Proceeds from collection of
   long-term receivables....................                 -              40              -              -                40
  Decrease (increase) in intangibles
   and other assets.........................                 (7)           (85)             (3)            -               (95)
                                                    ------------   ------------    ------------   ------------     ------------
 Net cash provided by (used in)
   investing activities.....................              8,195         (2,532)           (151)            -             5,512
                                                   -------------   ------------    ------------   ------------     ------------
Cash flows from financing activities:
  Repayment of long-term obligations........               (255)          (346)             -              -              (601)
  Issuance of common stock.                                  37             -               -              -                37
                                                   -------------   ------------    ------------   ------------     ------------
Net cash used in financing activities......                (218)          (346)             -              -              (564)
                                                   -------------   ------------    ------------   ------------     ------------

Increase in cash...........................               5,177          3,281               6             -             8,464
Cash at beginning of year..................                  -           3,418           1,094             -             4,512
                                                   -------------   ------------    ------------   ------------     ------------
Cash at end of first fiscal quarter........         $     5,177     $    6,699      $    1,100     $       -        $   12,976
                                                   =============   ============    ============   ============     ============


              Dairy Mart Convenience Stores, Inc. and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

          Revenues for the current year first fiscal quarter increased by $7.9 million from the prior year first fiscal quarter. A summary of revenues by functional area for the comparative first fiscal quarter is as follows:


                                          FOR THE FIRST FISCAL
                                              QUARTER ENDED
                                          --------------------
                                            May 4,   April 29,
                (in millions)                1996      1995
                ----------------------------------------------
                Convenience stores           $ 81.1     $ 79.0
                Gasoline                       59.6       53.8
                Other                           0.6        0.6
                                             ------     ------
                             Total           $141.3     $133.4
                                             ======     ======


          Convenience store revenues increased $2.1 million, or 2.7%, in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to an increase in comparable store sales of 2.3% partially offset by a reduction of 65 underperforming stores. Although the reduction in stores had a negative impact on revenues they did not have material adverse effect on results of operations.
     Gasoline revenues increased $5.8 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to an increase in the average selling price of gasoline of 9.3 cents per gallon. Gasoline gallons sold increased marginally in the current year first fiscal quarter as compared to the corresponding period of the prior year despite the decrease in gasoline facilities from 410 sites at the end of the first fiscal quarter of fiscal 1996 as compared to 376 sites at the end of the current year first fiscal quarter. On a per location basis, comparable store gallons sold increased by 2.6% in the current year first fiscal quarter as compared to the corresponding period of the prior year. These gallonage increases were due to the further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at certain existing locations.

                                     Gross Profits

          Gross profits for the current year first fiscal quarter increased $0.9 million from the prior year first fiscal quarter. A summary of the gross profits by functional area for the comparative first fiscal quarter is as follows:

                                          FOR THE FIRST FISCAL
                                              QUARTER ENDED
                                          --------------------
                                             May 4,  April 29,
                (in millions)                1996      1995
                ----------------------------------------------
                Convenience stores           $ 30.0     $ 29.6
                Gasoline                        5.6        5.1
                Other                          0.6        0.6
                                             ------     ------
                             Total           $ 36.2     $ 35.3
                                             ======     ======


          Convenience store gross profits increased by $0.4 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to increased marketing allowances and higher lottery commissions, partially offset by the overall reduction in the number of stores, as described above.

          Gasoline gross profits increased by $0.5 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter primarily due to an increase of 0.81 cents in gross margin per gallon.

Operating and Administrative Expenses

          Operating and administrative expenses for the current year first fiscal quarter increased $0.7 million from the prior year first fiscal quarter. A summary of expenses by functional area for the comparative first fiscal quarter is as follows:


                                          FOR THE FIRST FISCAL
                                              QUARTER ENDED
                                          --------------------
                                            May 4,   April 29,
                (in millions)               1996      1995
                ----------------------------------------------
                Convenience stores           $ 24.1     $ 23.7
                Gasoline                        3.6        3.0
                Administrative and
                Other                           6.5        6.8
                                             ------     ------
                             Total           $ 34.2     $ 33.5
                                             ======     ======

          Convenience store operating expenses increased $0.4 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to higher labor and maintenance costs on a per store basis, partially offset by the closure or sale of underperforming stores, as described above. The increase in maintenance costs was primarily attributable to snow removal expenses caused by severe weather conditions in certain geographic areas in which the Company operates.

          Gasoline operating expenses increased $0.6 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to the operation of higher volume new or remodeled and expanded facilities, as described above.

          Administrative and other expenses decreased by $0.3 million in the current year first fiscal quarter as compared to the corresponding period of the prior year due to a reduced level of administrative support staff and a decrease in the Company's workers' compensation and commercial liability insurance expense attributable to improved specific claims experience.


Interest Expense and Taxes

          Interest expense increased in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to an increased level of borrowing associated with the issuance of $13.5 million principal amount of 10.25% senior subordinated notes (Series B) in December 1995.

          The effective tax rate for the Company was a benefit of 40% and 42% for the current year first fiscal quarter and for the prior year first fiscal quarter, respectively. The Company provides for income taxes at the effective rate expected to be incurred for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations in the current year first fiscal quarter significantly exceeded the current debt service requirements of the Company's long-term obligations. The current year capital expenditures of the Company were primarily funded by the excess operating cash flow and by the cash generated from the sale of certain assets. In addition, the Company has a revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. Management believes that the cash flow from operations and the proceeds from the sale of certain assets, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see Capital Expenditures).

Cash Provided by Operating Activities

     During the current year first fiscal quarter, net cash generated by operations was $0.4 million higher than the prior year first fiscal quarter as a result of the net change in certain working capital and other balance sheet accounts. The changes in working capital and other balance sheet accounts in the current year first fiscal quarter were primarily related to accounts payable, inventory and other assets and liabilities, net of the change in deferred income taxes. The increase in accounts payable in the current year first fiscal quarter was primarily due to the timing of payments to the issuers of money orders, as described below. The cash flow generated from inventory decreased due to a lower number of store closures or sales in the current year first fiscal quarter as compared to the corresponding period of the prior year. The decrease in other assets and liabilities, net of the change in deferred income taxes, in the current year first fiscal quarter was due to the decrease in various accrued expenses related primarily to lower legal and professional fee accruals and workers' compensation and commercial liability insurance reserves.

     During the current year first fiscal quarter, the Company paid its trade payables in an average of 30 days, compared to 27 days for the fiscal year ended February 3, 1996 and 26 days for the prior year first fiscal quarter. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuers of the money orders. As of April 30, 1996, the Company changed its money order issuer and due to the timing of the settlement with the former issuer, the combined obligation to the issuers of the money orders was $12.4 million as of May 4, 1996. As of February 3, 1996, the amount due to the former issuer of money orders was $7.6 million. In May 1996, the Company settled its remittance obligation with the former money order issuer, which resulted in the release of an outstanding letter of credit in the amount of $7.5 million. The Company is not required to issue a letter of credit to the new issuer of money orders.

Cash Used by Financing Activities

     Cash used by financing activities decreased by $0.3 million in the current year first fiscal quarter as compared to the corresponding period of the prior year primarily due to lower debt service requirements.

     During the current year first fiscal quarter, the Company entered into a new senior revolving credit facility. Under the terms of the new $30.0 million senior revolving credit facility, the Company has initially available up to $20.0 million in aggregate extensions of credit with $15.0 million available for the issuance of letters of credit. The Company may utilize the new revolving credit facility as needed for working capital and general corporate purposes.
As of May 4, 1996, the Company had $0.1 million outstanding on the revolving credit facility and had $14.0 million in outstanding letters of credit, which amount was subsequently reduced by the $7.5 million letter of credit previously provided to the issuer of money orders, as described above.

Cash Used by Investing Activities

     Net cash used by investing activities increased by $10.1 million in the current year first fiscal quarter as compared to the corresponding period of the prior year due to reduced cash flows generated from the sale of certain assets, including the sale and leaseback of existing store properties. In addition, the Company's investing activities were increased due to the purchase in the current year first fiscal quarter of a U.S. Treasury Bill.

Capital Expenditures

     The Company anticipates spending approximately $25 million for capital expenditures in fiscal 1997 by purchasing store and gasoline equipment for new stores, remodeling approximately 40 to 50 existing stores, installing fast food concepts, such as Taco Bell(R), Subway(R) and Pizza Hut(R) in the new and remodeled stores, installing store automation in a number of locations, significantly upgrading certain gasoline locations to provide credit card readers at the pump, improve outdoor lighting and to meet current environmental standards (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations and from cash generated by the disposition of assets held for sale as of May 4, 1996, supplemented by the availability of the Company's senior revolving line of credit. The Company intends to lease the real estate for the majority of new store locations.

Environmental Responsibility

    The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of May 4, 1996, the Company had recorded an accrual of $1,650,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.

    The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of May 4, 1996, the Company has recorded a net state trust fund reimbursement receivable of $1,056,000 (representing a gross receivable of $1,638,000 less an allowance of $582,000). Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from state environmental trust funds will be received within one to four years from the payment of the reimbursable assessment and remediation expenses.

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

PART II

                               Other Information


Item 6. Exhibits and Reports on Form 8-K.

        (a.)    Exhibits:

                1.      Exhibit  (11) - Statement re Computation of Per-Share
                        Earnings.

                2.      Exhibit  (27) - Financial Data Schedule.

                         Submitted in electronic format only.

        (b.)    8-K Reports:

During the first quarter of fiscal 1997, the Company filed no reports on Form 8-K.

                                  SIGNATURES
                                  ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934,

registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          DAIRY MART CONVENIENCE STORES, INC.





                                          /s/  Gregory G. Landry
                                          -----------------------------------
Date:   June 18, 1996                     Gregory G. Landry
                                          Executive Vice President
                                          Chief Financial Officer