Form 10-K/A
period 1996-02-03
DAIRY MART CONVENIENCE STORES INC
filed 1996-08-26
CIK 721675

                                  FORM 10-K/A
                                Amendment No. 2

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ___________________________
(Mark One)

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

This Form 10-K/A Amendment No.2 amends the Form 10-K of Dairy Mart Convenience Stores, Inc. (the "Company") filed for the fiscal year ended February 3, 1996 to amend and restate in their entirety the information required by items 6, 7, 8 of
Part II and item 14 of Part IV in accordance with comments from the Securities and Exchange Commission received by the Company on May 21, and July 9, 1996.
                                      -2-

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     NONE


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

                                              Class A          Class B
                                               Common           Common
                                               Stock            Stock
                                          --------------------------------
                                           High      Low     High    Low
- --------------------------------------------------------------------------
   Fiscal Year Ended February 3,1996:
- --------------------------------------------------------------------------
   First Quarter                            4 5/8    3 5/8   4 7/8   3 3/4
   Second Quarter                           5        4 3/4   5 1/2   4 3/4
   Third Quarter                            6 3/8    5 5/8   7 1/4   6 2/15
   Fourth Quarter                           6 1/4    5 1/2   6 3/4   5 1/2
- --------------------------------------------------------------------------
   Fiscal Year Ended January 28, 1995:
- --------------------------------------------------------------------------
   First Quarter                            7 1/4    5 3/4   8       6 3/4
   Second Quarter                           6 1/2    3 3/4   6 3/4   4 1/4
   Third Quarter                            4 1/4    2 1/2   4 3/4   2 1/4
   Fourth Quarter                           4        2 5/8   4 1/4   2 7/8
- --------------------------------------------------------------------------

   There were approximately 3,000 stockholders as of April 1, 1996. Included in this number are shares held in nominee or street names.

ITEM 6.  SELECTED FINANCIAL DATA



Five Years Ended February 3, 1996                                   1996              1995            1994        1993       1992
- ---------------------------------                                -------------------------------------------------------------------
                                                                               (in thousands, except per share amounts)

Operating Results:

Revenues....................................................       $571,311              $596,782   $ 591,500   $580,014    $572,761

                                                                 -------------------------------------------------------------------


Interest Expense...............................................       9,661                10,435       7,644      7,456       8,260

                                                                 -------------------------------------------------------------------


Income (Loss) Before Income Taxes, Extraordinary Item

 and Cumulative Effect of Accounting Changes...................      (9,220)              (17,319)      3,102     (4,797)      7,021

                                                                 -------------------------------------------------------------------


Net Income (Loss)..............................................      (6,000)              (11,150)        866     (6,850)      4,092

                                                                 -------------------------------------------------------------------


Earnings (Loss) Per Share:

 Before Extraordinary Item and Cumulative Effect of Accounting
  Changes                                                             (1.12)                (1.94)        .33       (.53)        .75

                                                                 -------------------------------------------------------------------


    Net Earnings (Loss) Per Share..............................       (1.12)                (2.01)        .16      (1.26)        .75

                                                                 -------------------------------------------------------------------

Balance Sheet Data:

Net Property and Equipment.....................................    $ 80,387    $           70,578    $ 93,774   $ 93,076    $ 86,437

                                                                 -------------------------------------------------------------------


Total Assets...................................................     164,938               172,228     169,442    175,178     165,555

                                                                 -------------------------------------------------------------------


Long-Term Obligations (a)......................................     100,881                90,268      77,343     81,035      79,119

                                                                 -------------------------------------------------------------------


Stockholders' Equity...........................................       9,208                22,817      33,870     32,732      39,100

                                                                 -------------------------------------------------------------------


Earnings Before Interest Expense, Income Taxes,

 Depreciation and Amortization (EBITDA)(b).....................      12,831                 5,593      23,646     16,323      28,852

                                                                 -------------------------------------------------------------------


==========================================================================

(a)  Long-term obligations include the current portion of long-term obligations.

(b) EBITDA is significant to the Company's calculations of its financial covenants and is defined as earnings before interest expense, income taxes and depreciation and amortization expenses.EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income (loss) or cash flow from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary Results of Operations

    The Company's net loss for fiscal 1996 was $6.0 million as compared to a net loss of $11.2 million for fiscal 1995 and net income of $0.9 million for fiscal 1994. Each years' results included special and/or unusual items as follows:


                                                             Fiscal Years
                                                          -------------------
(in millions)                                             1996   1995   1994
- --------------------------------------------------------  -----  -----  -----
Special and/or unusual pre-tax charges:
     Costs and expenses associated with
        corporate governance issues                       $ 9.0  $ 2.1  $  --
     Corporate restructuring initiatives
        and other operating costs                           3.2   10.7     --
     Interest charges                                        --    1.2     --

Other Unusual charges, net of related income tax effect:
     Extraordinary loss on extinguishment of debt            --     --    0.9
     Cumulative effect of accounting change                  --    0.4     --


     For a discussion of the above special and/or unusual charges see Note 14 to the Consolidated Financial Statements.


Results of Operations

        Revenues

        Revenues for fiscal 1996 decreased $25.5 million from fiscal 1995 despite the favorable effect on convenience store and gasoline revenues due to the inclusion of 53 weeks in fiscal 1996 as compared to 52 weeks in fiscal 1995. Revenues for fiscal 1995 increased $5.3 million from fiscal 1994. A summary of revenues by functional area for the three fiscal years is shown below:

                                              Fiscal Years
                                         -----------------------
(in millions)                             1996     1995    1994
- ---------------------------------------  -------  ------  ------
     Convenience stores                   $341.5  $355.4  $355.8
     Gasoline                              226.5   210.5   206.2
     Manufacturing and distribution            -    28.6    27.1
     Other                                   3.3     2.3     2.4
                                          ------  ------  ------
                   Total                  $571.3  $596.8  $591.5
                                          ======  ======  ======


    Convenience store revenues decreased $13.9 million, or 3.9%, in fiscal 1996 as compared to fiscal 1995 due to a reduction of 92 underperforming stores, offset by a 1.3% increase in comparable store sales. Although the reduction in stores had a negative impact on revenues, they did not have a material adverse effect on the results of operations, since the majority of stores closed or sold had been operating at a loss. Convenience store revenues decreased $0.4 million or 0.1%, in fiscal 1995 as compared to fiscal 1994 due to a reduction of 72 underperforming stores, offset by a 2.8% increase in comparable store sales.

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



      Gross Profits

       Gross profits for fiscal 1996 increased $0.8 million from fiscal 1995 and gross profits for fiscal 1995 decreased $4.2 million from fiscal 1994. A summary of the gross profits by functional area for the three fiscal years is shown below:

                                              Fiscal Years
                                        -----------------------
(in millions)                             1996    1995    1994
- ---------------------------------------------------------------
      Convenience stores                 $130.0  $130.0  $130.8
      Gasoline                             24.5    24.1    25.3
      Manufacturing and distribution          -     0.6     2.7
      Other                                 3.3     2.3     2.4
                                         ------  ------  ------
                   Total                 $157.8  $157.0  $161.2
                                         ======  ======  ======


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

       Gasoline gross profits increased by $0.4 million in fiscal 1996 as compared to fiscal 1995 due to an increase in gasoline gallons sold, as described above, partially offset by a decrease of 0.14 cents in gross profit per gallon. Gasoline profits decreased by $1.2 million in fiscal 1995 as compared to fiscal 1994 primarily due to a decrease of 0.61 cents in gross profit per gallon.

       Manufacturing and distribution gross profits are not reflected in fiscal 1996 due to the closing and divestiture of the dairy manufacturing and distribution operations. Manufacturing and distribution gross profits declined in fiscal 1995 as compared to fiscal 1994 due to the underutilization of plant capacity and the impact of competitive product pricing.

       Operating and Administrative Expenses

       Operating and administrative expenses for fiscal 1996 decreased $6.0 million from fiscal 1995 and operating and administrative expenses for fiscal 1995 increased $0.6 million from fiscal 1994, as adjusted to exclude the special and/or unusual costs and expenses associated with corporate governance issues and corporate restructuring initiatives and other operating costs (see Summary Results of Operations). A summary of expenses by functional area for the three fiscal years is shown below:

                                                      Fiscal Years
                                               -----------------------
       (in millions)                             1996    1995    1994
       ---------------------------------------------------------------
       Convenience stores                       $100.2  $104.3  $104.3
       Gasoline                                   13.3    11.9    11.2
       Administrative and Other(*)                31.6    34.9    35.0
                                                -----------------------
                Total(*)                        $145.1  $151.1  $150.5
                                                -----------------------

       (*) adjusted to exclude the special and/or unusual costs and expenses associated with corporate governance issues and corporate restructuring initiatives and other operating costs (see Note 14 to the Consolidated Financial Statements).

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

       Gasoline operating expenses increased $1.4 million in fiscal 1996 as compared to fiscal 1995 primarily due to the operation of higher-volume new or remodeled expanded facilities, as described above, partially offset by a decrease in environmental expenses associated with the remediation of gasoline locations after considering probable reimbursements from various state environmental trust funds. Gasoline operating expenses increased $0.7 million in fiscal 1995 as compared to fiscal 1994 primarily due to increased environmental remediation costs.

       Administrative and other expenses as adjusted, decreased $3.3 million in fiscal 1996 as compared to fiscal 1995 primarily due to the full year impact of operating with a reduced level of administrative support staff. Administrative and other expenses as adjusted, decreased slightly in fiscal 1995 as compared to fiscal 1994 due to a reduction of administrative staff in the fourth quarter of fiscal 1995.

       Interest Expenses, Inflation and Taxes

       Interest expense, as adjusted to exclude special and/or unusual interest charges (see Summary Results of Operations), increased in fiscal 1996 as compared to fiscal 1995 and fiscal 1994, due to an increased level of borrowing associated with the issuance of the Series A Notes in March 1994 and Series B Notes in December 1995 (see Notes 6 and 14 to the Consolidated Financial Statements).

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


      Cash Provided by Operating Activities

       During fiscal 1996, net cash generated by operations was $3.2 million higher than the prior fiscal year. This increase was primarily due to the improved results of operations in fiscal 1996 as compared to fiscal 1995 (see "Results of Operations") and to cash provided from working capital through the liquidation of certain inventories associated with asset divestitures and the collection of certain accounts receivable, primarily marketing allowances and receivables associated with its manufacturing and distribution operations. These increases were partially offset by the cash outflows in the current fiscal year related to certain costs and expenses associated with corporate governance issues and corporate restructuring initiatives and other operating costs recorded in fiscal 1995 (see Note 14 to the Consolidated Financial Statements).

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

       In December 1995, the Company issued $13.5 million of 10.25% Senior Subordinated Notes (the "Series B Notes") with substantially the same terms and conditions as the Series A Notes (see Note 6 to the Consolidated Financial Statements). The proceeds from the issuance of the Series B Notes were used to purchase the interests of a former majority stockholder of the company and certain of his affiliates in DM Associates Limited Partnership (DM Associates) for $10.0 million (see Note 14 to the Consolidated Financial Statements).

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

   Other Liquidity Item

      During fiscal 1996, the Company acquired a $10,000,000 note receivable
   (Note) from DM Associates collateralized by 1,220,000 shares of the Company's Class B Common Stock (Pledged Shares). This Note is due and payable in September 1997 and if collected, would favorably impact the liquidity of the Company. The Company does not, however, currently anticipate collection of this Note and may therefore take direct ownership and control of the Pledged Shares in full satisfaction of the Note. If the Pledged Shares are acquired from DM Associates, it is the current intention of the Company to retire such shares (see Note 14 to the Consolidated Financial Statements).

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

       The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of February 3, 1996, the Company had recorded a net state trust fund reimbursement receivable of $1,137,000 (representing a gross receivable of $1,696,000 less an allowance of $559,000). Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from the state environmental trust funds will be received within one to four years from the payment of the reimbursable assessment and remediation expenses.

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

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements of the Company and its subsidiaries and notes thereto, appear on Pages F-1 through F-20 of this Form 10-K/A Amendment No. 2.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.
                                    PART IV
                                    -------


   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


   (a)  The following are filed as part of this Form 10-K:

        (1)  Financial Statements:

   For a listing of financial statements which are filed as part of this Form 10-K/A Amendment No. 2, see Page F-1.

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


        (10)   Material Contracts.

        (10.1) Credit Agreement dated as of April 24, 1996, among the Company,
               Bank of Boston Connecticut as agent, and the banks from time to time parties thereto was filed as Exhibit 10.1 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.

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

        (11)   Calculation of earnings (loss) per share.

        (18) Preferability letter of Arthur Andersen LLP regarding change in accounting policy relating to the calculation of self insurance reserves.

        (21) Subsidiaries of the Company was filed as Exhibit 21 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.

        (23) Consent of Arthur Andersen LLP to the incorporation of their reports included in this Form 10-K/A Amendment No. 2, into the Company's previously filed Registration Statements on Forms S-8.

        (27)   Financial Data Schedule.


        (99)   Additional Exhibits.

        (99.1) 9% secured promissory note dated March 12, 1992 issued by DM
               Associates Limited Partnership in favor of the Connecticut Development Authority (subsequently assigned to FCN Properties Corporation and then to the Company.)

        (99.2) The Section entitled "Information regarding DM Associates and the
               Nirenberg Transaction" on pages 19 through 21 of the Company's Proxy Statement dated December 26, 1995 was filed as Exhibit 99 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.

   (b)  Reports on Form 8-K

             On October 31, 1995, the Company filed a Current Report on Form 8-K, as amended, with the Securities and Exchange Commission in which the Company reported that the Company, Charles Nirenberg, the former Chairman of the Board of Directors and a Director of the Company, and certain other parties executed agreements settling certain disputes and litigation between the parties .

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

   Dated: August 23, 1996

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


                           By /s/ Gregory G. Landry
                              ---------------------------------------
                              Gregory G. Landry
                              Executive Vice President and
                              Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


   To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:


       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K/A Amendment No. 2, and have issued our report thereon dated April 11, 1996 (except with respect to the matter discussed in Note 6, as to which the date is April 24, 1996, and with respect to the matter discussed in Note 15, as to which the date is June 28, 1996). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP

   Hartford, Connecticut
   April 11, 1996

   Schedule II

             Dairy Mart Convenience Stores, Inc. and Subsidiaries
                              Valuation Accounts

              Column A                   Column B             Column C            Column D      Column E
- -------------------------------------   ----------    ------------------------   ----------    ---------
                                                              Additions
                                                      ------------------------
                                        Balance at    Charge to                  Deductions    Balance at
                                        Beginning     Costs and     Other and     Accounts       End of
            Description                 of period      Expenses     Recoveries   Written off     Period
- --------------------------------------  ----------    ------------------------   ------------  ----------
   Reserve for Doubtful Accounts:

   Fiscal Year Ended January 29,1994    $1,653,124    $  958,336   $     --      $  (787,283)   $1,824,177
   Fiscal Year Ended January 28,1995     1,824,177     1,053,818       14,057     (1,163,810)    1,728,242
   Fiscal Year Ended February 3,1996     1,728,242     1,220,153         --       (1,101,173)    1,847,222


                      DAIRY MART CONVENIENCE STORES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                     Form 10-K
                                                                       Page
                                                                    -----------
   Report of Independent Public Accountants                             F-2

   Consolidated Statements of Operations and Stockholders'
     Equity for the Fiscal Years Ended February 3, 1996,
     January 28, 1995 and January 29, 1994                              F-3

   Consolidated Balance Sheets as of February 3, 1996
     and January 28, 1995                                               F-4

   Consolidated Statements of Cash Flows for the Fiscal
     Years Ended February 3, 1996, January 28, 1995
     and January 29, 1994                                               F-5

   Notes to Consolidated Financial Statements for the
     Fiscal Years Ended February 3, 1996, January 28, 1995
     and January 29, 1994                                           F-6 to F-20

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

                                                ARTHUR ANDERSEN LLP

Hartford, Connecticut
April 11, 1996 (except with respect
to the matter discussed in Note 6,
as to which the date is April 24, 1996,
and with respect to the matter discussed in Note 15, as to which the date is June 28, 1996)


Consolidated Statements of Operations                                           Dairy Mart Convenience Stores, Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------------

For the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994                   1996             1995         1994
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                            (in thousands, except per share amounts)

Revenues (including excise taxes of $36,331, $36,332 and $29,209) .....................    $ 571,311        $ 596,782     $ 591,500
                                                                                           -----------------------------------------

Cost of goods sold and expenses:

     Cost of goods sold................................................................      413,548          439,757       430,254
     Operating and administrative expenses.............................................      157,322          163,909       150,500
     Interest expense..................................................................        9,661           10,435         7,644
                                                                                           -----------------------------------------


                                                                                             580,531          614,101       588,398
                                                                                           -----------------------------------------

          Income (loss) before income taxes, extraordinary item and
             cumulative effect of accounting change....................................       (9,220)         (17,319)        3,102

Benefit from (provision for) income taxes..............................................        3,220            6,558        (1,308)

                                                                                           -----------------------------------------

          Income (loss) before extraordinary item and cumulative effect
             of accounting change......................................................       (6,000)         (10,761)        1,794

Extraordinary loss on extinguishment of debt (net of income tax benefit of $677).......          -                -            (928)

                                                                                           -----------------------------------------

          Income (loss) before cumulative effect of accounting change..................       (6,000)         (10,761)          866

Cumulative effect of accounting change.................................................          -               (389)           -
                                                                                           -----------------------------------------

          Net income (loss)............................................................    $  (6,000)       $ (11,150)     $    866
- ------------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
    Before extraordinary item and cumulative effect of accounting change...............    $   (1.12)       $   (1.94)     $    .33
    Extraordinary loss on extinguishment of debt.......................................           -                -           (.17)

    Cumulative effect of accounting change.............................................           -              (.07)           -
                                                                                           -----------------------------------------

Earnings (loss) per share..............................................................    $   (1.12)       $   (2.01)     $    .16
- ------------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Stockholders' Equity
- ------------------------------------------------------------------------------------------------------------------------------------

For the Years Ended February 3, 1996, January 26, 1995 and January 29, 1994
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
                                                                                                                             Note
                                                      Common Stock                      Retained      Treasury Stock      Receivable
                                               --------------------------                          -------------------
                                               Class A   Class B             Paid-In    Earnings                           from DM
                                               Shares    Shares    Amount    Capital   (Deficit)   Shares       Amount    Associates
                                               -------------------------------------------------------------------------------------
Balance January 30, 1993.................        3,174     2,971   $   62    $27,212   $ 10,463       698     $ (5,005)   $       -
Issuance of common stock.................           30        50        1        271        -          -           -              -
Exchange of Class B shares for Class A
 shares..................................           65       (65)       -         -         -          -           -              -
Net income (loss)........................           -         -         -         -         866        -           -              -
                                               -------------------------------------------------------------------------------------

Balance January 29, 1994.................        3,269     2,956       63     27,483     11,329       698       (5,005)           -
Issuance of common stock.................           21         6        -         97        -          -           -              -
Exchange of Class B shares for Class A
 shares..................................           -         -         -         -         -          -           -              -
Net income (loss)........................           -         -         -         -     (11,150)       -           -              -
                                               -------------------------------------------------------------------------------------


Balance January 28, 1995.................        3,290     2,962       63     27,580        179       698       (5,005)           -
Issuance of common stock.................           33        -         -        110        -          -           -              -
Exchange of Class B shares for Class A
 Shares..................................            3        (3)       -         -         -          -           -              -
Issuance of warrants.....................           -         -         -      2,281        -          -           -              -
Note receivable from DM Associates.......           -         -         -         -         -          -           -        (10,000)

Net income (loss)........................           -         -         -         -      (6,000)       -           -              -
                                               -------------------------------------------------------------------------------------


Balance February 3, 1996.................        3,326     2,959     $ 63    $29,971    $(5,821)      698      $(5,005)    $(10,000)

- ------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


Consolidated Balance Sheets                                      Dairy Mart Convenience Stores, Inc. and Subsidiaries
- ---------------------------------------------------------------------------------------------------------------------
February 3, 1995 and January 28, 1995                                                        1996             1995
- ---------------------------------------------------------------------------------------------------------------------
                                                                                             (In thousands, except
                                                                                                per share amount)
Assets
   Current Assets
        Cash                                                                            $    12,654       $     4,512
        Short-term Investment                                                                    -              2,053
        Accounts and notes receivable                                                         9,752            12,398
        Inventory                                                                            20,928            26,044
        Prepaid expenses and other current assets                                             3,454             1,945
        Deferred income taxes                                                                 2,669             3,537
                                                                                        -------------------------------
           Total current assets                                                              49,457            50,489
                                                                                        -------------------------------

        Assets Held for Sale                                                                  8,685            23,378
        Property and Equipment, net                                                          80,387            70,578
        Intangible Assets, net                                                               17,277            17,961
        Other Assets, net                                                                     9,132             9,822
                                                                                        -------------------------------
        Total Assets                                                                    $   164,938       $   172,228
                                                                                        -------------------------------

        Liabilites and Stockholders' Equity
        Current Liabilities
           Current maturities of long-term obligations                                  $     1,430       $     1,570
           Accounts payable                                                                  30,803            28,942
           Accrued expenses                                                                  14,437            17,214
           Accrued Interest                                                                   3,355             3,052
                                                                                        -------------------------------
              Total current liabilities                                                      50,025            50,778
                                                                                        -------------------------------

        Long-Term Obligations, less current portion above                                    99,451            88,698
                                                                                        -------------------------------
        Other Liabilites                                                                      6,254             9,935
                                                                                        -------------------------------

        Commitments and Contingencies (Note 6, 7, and 13)
        Stockholders' Equity:
           Preferred Stock (serial), par value $.01, 1,000,000 shares
            authorized, no shares issued                                                         -                 -
           Class A Common Stock, par value $.01, 20,000,000 shares
            authorized, 3,326,296 and 3,290,460 issued                                           33                33
           Class B Common Stock, par value $.01, 10,000,000 shares
            authorized, 2,959,017 and 2,961,953 issued                                           30                30
           Paid-in capital                                                                   29,971            27,580
           Retained earnings (deficit)                                                       (5,821)              179
           Treasury stock, at cost                                                           (5,005)           (5,005)
           Note receivable from DM Associates                                               (10,000)               -
                                                                                        -------------------------------
              Total stockholders' equity                                                      9,208            22,817
                                                                                        -------------------------------
           Total liabilities and stockholders' equity                                   $   164,938       $   172,228
                                                                                        ===============================

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows                                            Dairy Mart Convenience Stores Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------------

For the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1996           1995         1994
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (in thousands)
Cash flows from operating activities:
  Net income (loss) ..........................................................................  $  (6,000)   $   (11,150)   $   866
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Cumulative effect of accounting change.....................................................        --             389       --
   Extraordinary loss on extinguishment of debt...............................................        --            --          928
   Cash flow effect of corporate governance issues and restructuring initiatives and other
   operating costs............................................................................        550          9,953     (4,833)
   Depreciation and amortization..............................................................     12,390         12,477     12,900
   Change in deferred income taxes............................................................     (2,873)        (5,160)       (95)
   (Gain) loss in other disposition of properties, net........................................       (376)           880        494
   Net change in assets and liabilities:
    Accounts and notes receivable.............................................................      2,646           (628)      (152)
    Inventory.................................................................................      5,116            225        588
    Accounts payable..........................................................................      1,861            242        932
    Accrued interest..........................................................................        303          1,961         45
    Other assets and liabilities..............................................................     (3,722)        (2,497)     2,612
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities.....................................................      9,895          6,692     14,285
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of short-term investments..........................................................       --           (3,953)      --
  Proceeds from sale of short-term investments................................................      2,053          1,900       --
  Purchase of property and equipment..........................................................    (20,232)       (17,772)   (13,749)
  Proceeds from sale of property, equipment and assets held for sale..........................     14,741          1,120      1,925
  Increase in long-term notes receivable......................................................     (1,579)        (1,621)      (291)
  Proceeds from collection of long-term notes receivable......................................      1,706          1,394      1,631
  Decrease (increase) in intangibles and other assets.........................................         79           (334)        15
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities.........................................................     (3,232)       (19,266)   (10,469)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of long-term obligations and related warrants......................................     13,500         74,064      4,915
  Repayment of long-term obligations..........................................................     (2,131)       (63,707)    (8,854)
  Note receivable from DM Associates..........................................................    (10,000)          --         --
  Issuance of common stock....................................................................        110             97        272
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities...........................................      1,479         10,454     (3,667)
- ------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash...................................................................      8,142         (2,120)       149
Cash at beginning of year.....................................................................      4,512          6,632      6,483
- ------------------------------------------------------------------------------------------------------------------------------------
Cash at end of year...........................................................................  $  12,654    $     4,512    $ 6,632
====================================================================================================================================
Supplemental disclosures:
Cash paid during the year -
  Interest....................................................................................  $   9,359    $     9,509    $ 7,700
  Income taxes (refundable) paid..............................................................     (1,172)           879      1,199
Noncash investing and financing activities -
  Issuance of warrants........................................................................        665           --         --
  Capital lease obligations...................................................................        828           --          330
====================================================================================================================================



The accompanying notes are an integral part of these financial statement.

Notes To Consolidated Financial Statements
Dairy Mart Convenience Stores, Inc. and Subsidiaries


February 3, 1996, January 28, 1995 and January 29, 1994


1.  Significant Accounting Policies:
Corporate organization and consolidation - The accompanying financial statements include the accounts of Dairy Mart Convenience Stores, Inc. and its subsidiaries (the Company). All intercompany transactions have been eliminated.

Nature of the business - The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline. The convenience stores are primarily located in eleven states with approximately 60% in the Midwest, and the remainder in the Northeast and Southeast. The stores offer a wide range of products including groceries, tobacco products, beverages, general merchandise, health and beauty aids and deli products. The Company also manufactured and distributed certain dairy and other products for sale at the majority of these locations, which operations were discountinued in fiscal 1996 (see Note 14).

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

Inventory- Store inventory is stated primarily at the lower of last-in, first-out (LIFO) cost or market. Gasoline inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

Assets held for sale - Assets held for sale represent operating and non-operating assets which the Company intends to sell in the near term and are carried at the lower of cost or estimated net realizable value. The Company reduced the carrying value of certain of these assets to their estimated net realizable value by taking a special charge to earnings in fiscal years 1996 and 1995 (see Note 14). The amounts the Company will realize could differ materially from the amounts assumed in arriving at the carrying value.

Property, equipment and depreciation - Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:

- --------------------------------------------------------------------------------
Buildings                                                            30-40 years
- --------------------------------------------------------------------------------
Equipment                                                             5-20 years
- --------------------------------------------------------------------------------
Leasehold improvements are amortized primarily over the lesser of 10 years or the term of the lease.

Income taxes - The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements and tax returns.

Self insurance reserves - The Company is self-insured for certain property and liability, and accident and health insurance risks and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserve specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of February 3, 1996 and January 28, 1995, the Company had established reserves for these risks of $7,305,000 and $8,702,000, respectively, which are recorded on a present value basis. The Company historically has recorded its self insurance reserves using a discount rate based upon the Company's incremental borrowing rate which was 8% as of January 29, 1994. As of January 30, 1994, the Company changed its method of accounting to discount its self insurance reserves at a risk free rate of return. The cumulative effect of this change in accounting method was a charge to income of $389,000, net of the applicable income tax benefit of $271,000. As of February 3, 1996 and January 28, 1995 the risk free rate of return was 5.53% and 7.62%, respectively. While management believes these reserves are adequate, the ultimate amount of these liabilities could differ from these estimates.

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

Revenue recognition - The Company recognizes revenues as earned, including franchise revenues and interest income. Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis, for providing merchandising, advertising, store audits, and other operating and administrative support services, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Franchise revenues were $18,805,000, $19,426,000 and $19,612,000 for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.


Store preopening and closing costs - Expenditures of a non-capital nature associated with opening a new store are expensed as incurred. At the time the decision is made to close a store, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for the present value of future lease obligations, less the present value of estimated future sub-rental income. The Company utilizes a risk free rate of return to discount its future lease obligations and sub-rental income. As of February 3, 1996 and January 28, 1995, the risk free rate of return was 5.53% and 7.62%, respectively. Previously, the Company used a discount rate based on its incremental borrowing rate which was 8% as of January 29, 1994.

Earnings (loss) per share - Earnings (loss) per share have been calculated based on the weighted average number of shares of common stock outstanding and the effect of stock options, if dilutive, during each year. Additionally during fiscal 1996, the Company acquired a $10,000,000 note receivable (Note) from DM Associates Limited Partnership (DM Associates) collateralized by 1,220,000 shares of the Company's Class B Common Stock (Pledged Shares). The Company does not, however, currently anticipate collection of this Note (see Note 14) and therefore has reflected the Pledged Shares as treasury stock for earnings (loss) per share purposes. The Company does recognize, however, that DM Associates has the right to pay this Note at or before maturity and retain direct ownership and control of the Pledged Shares. If such payment were to occur, Pledged Shares would no longer be reflected as treasury stock for earnings (loss) per share purposes. Additionally, in the interim, to the extent that the market value of the Pledged Shares exceeds the face value of the Note and related accrued interest, the dilutive effect of the Pledged Shares measured using the treasury stock method, will be considered in calculating earnings per share. The number of shares used in the calculation for earnings (loss) per share was 5,373,784, 5,540,874 and 5,532,201 for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

Reclassifications - Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year.

                          Dairy Mart Convenience Stores, Inc. and Subsidiaries


2.  Accounts and Notes Receivable:
A summary of accounts and notes receivable as of February 3, 1996 and January 28, 1995 is as follows:

                                                                                                    1996                1995
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       (in thousands)
Franchise accounts receivable............................................................      $     4,349        $      5,067
Franchise notes receivable...............................................................            3,134               3,010
Marketing allowances and other...........................................................            6,483               8,543
                                                                                               -------------------------------------
                                                                                                    13,966              16,620
Less allowance for doubtful accounts and notes receivable................................            1,847               1,728
                                                                                               -------------------------------------

Net accounts and notes receivable........................................................           12,119              14,892
Less noncurrent notes receivable (included in other assets)..............................            2,367               2,494
                                                                                               -------------------------------------

Current accounts and notes receivable....................................................      $     9,752        $     12,398
- ------------------------------------------------------------------------------------------------------------------------------------


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

- --------------------------------------------------------------------------------
3.  Inventory:
A summary of inventory as of February 3, 1996, January 28, 1995 and January 29, 1994 is as follows:


                                                                        1996                    1995                    1994
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                           (in thousands)

Inventory valued at FIFO cost........................................   $  25,435              $  30,800              $  30,852
LIFO reserve.........................................................      (4,507)                (4,756)                (4,583)
                                                                       -------------------------------------------------------------
Inventory primarily valued at LIFO cost..............................   $  20,928                $26,044              $  26,269
- ------------------------------------------------------------------------------------------------------------------------------------



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

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


4.  Property and Equipment:
A summary of property and equipment as of February 3, 1996 and January 28, 1995 is as follows:

                                                                                      1996         1995
- ---------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)

Land and improvements............................................................  $  9,529    $   9,180
Building and leasehold improvements...............................................   32,970       31,370
Equipment........................................................................    73,686       59,358
Assets under capital leases......................................................     3,432        2,632
                                                                                   ----------------------
                                                                                    119,617      102,540
Less accumulated depreciation and amortization...................................   (39,230)     (31,962)
                                                                                   ----------------------
Property and equipment, net......................................................  $ 80,387     $ 70,578
=========================================================================================================

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $1,937,000 and $1,617,000 as of February 3, 1996 and January 28,
1995, respectively.

- ---------------------------------------------------------------------------------------------------------

5.  Intangible Assets:
A summary of intangibles as of February 3, 1996 and January 28, 1995 is as follows:

- ---------------------------------------------------------------------------------------------------------

                                                                                      1996         1995
- ---------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)

Goodwill.........................................................................  $  13,874   $   13,865
Franchise and operating rights...................................................     10,144       10,144
                                                                                   ----------------------
                                                                                      24,018       24,009
Less accumulated amortization....................................................     (6,741)      (6,048)
                                                                                   ----------------------
Intangible assets, net...........................................................  $  17,277   $   17,961
=========================================================================================================

Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over a period of 40 years. Franchise and operating rights represent the value of franchise relationships purchased in connection with past acquisitions and are being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of these intangibles by determining whether the amortization of the goodwill and franchise and operating rights over the remaining lives can be recovered through projected future operating results on an undiscounted basis. The Company's management anticipates a return to profitability in fiscal year 1997 and therefore no provision for impairment was recorded in any period.

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

                                                                                Dairy Mart Convenience Stores, Inc. and Subsidiaries



6.  Long-Term Obligations:
The Company had the following long-term obligations as of February 3, 1996:

                                                                                                       February 3, 1996
                                                                  Interest     Maturity    -----------------------------------------
                                                                    Rate     (Fiscal Year)   Current        Long-Term        Total
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in thousands)
Senior subordinated notes (Series A Notes).......................   10.25%        2005      $       -       $ 75,000       $ 75,000
Senior subordinated notes (Series B Notes), net of original
 issue discount of $1,584........................................   10.25%        2005              -         11,916         11,916
Revolving credit facility........................................   Various       2000              -              -              -
Real estate mortgage notes payable............................... 6.25%-12.0%   1998-2012         293          5,174          5,467
Small Business Administration debentures.........................  6.9%-9.6%    1998-2006           -          4,230          4,230
Equipment financing..............................................   Various     1998-2000         720          1,505          2,225
Capital leases, net of interest and executory costs of $643......   Various     1998-2009         417          1,626          2,043
                                                                                               -------------------------------------

                                                                                            $   1,430       $ 99,451       $100,881
- ------------------------------------------------------------------------------------------------------------------------------------

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

In December 1995, the Company issued an additional $13,500,000 principal amount of 10.25% senior subordinated notes (the "Series B Notes") due March 15, 2004. The proceeds received from the sale of the Series B Notes were used primarily to purchase the interests of a former majority stockholder of the Company and certain of his affiliates in DM Associates (see Note 14). The Indenture pursuant to which the Company issued the Series A Notes was amended and restated to apply to the Series B Notes.

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

In April 1996, the Company entered into a new $30,000,000 senior revolving credit facility which provides for the availability initially of up to $20,000,000 of aggregate extensions of credit, of which up to $15,000,000 will be available for the issuance of letters of credit. The outstanding balance is due and payable on April 30, 1999; however, the Company may extend such due date for up to two additional one-year periods, with the consent of the lenders. Revolving credit loans under the credit agreement bear interest, at the Company's option, at an applicable margin over the agent bank's base rate or the LIBOR rate. The applicable margin, if any, is based upon the ratio of consolidated indebtedness to consolidated EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2% on any unused portion of the revolving credit facility. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness to earnings before interest expense, taxes, depreciation and amortization (EBITDA); EBITDA to interest expense; earnings before interest expense, taxes, depreciation, amortization and rent, less taxes paid in cash to interest expense, rent expense and principal payments required to be made on indebtedness; and the maintenance of a minimum net worth. In connection with the credit agreement, the Company granted a security interest in substantially all of its non-real estate assets and pledged as collateral the shares of capital stock of certain subsidiary corporations of the Company.

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


As of February 3, 1996 maturities on long-term obligations for the next five years, were as follows:

- --------------------------------------------------------------------------------
                                                                     February 3,
Fiscal Year                                                             1996
- --------------------------------------------------------------------------------
                                                                  (in thousands)
1997....................................................................  $1,430
1998....................................................................   1,412
1999....................................................................   2,226
2000....................................................................   4,262
2001....................................................................     333
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
7.  Operating Leases:
The Company leases operating properties, including store locations and office space, under various lease agreements expiring through 2020. Certain of these locations are sublet to the Company's franchisees. The future minimum lease payments related to these properties are included in the following summary.

A summary of future minimum lease payments and sublease receipts as of February
3, 1996 is as follows:
                                                                                 Net
                                                     Operating     Operating  Operating
Payable/Receivable in Fiscal Year Ending              Leases       Subleases    Leases
- -----------------------------------------------------------------------------------------
                                                                 (in thousands)

1997..............................................    $14,704        $2,980    $11,724
1998..............................................     11,761         2,375      9,386
1999..............................................      9,086         1,642      7,444
2000..............................................      6,876           966      5,910
2001..............................................      4,597           550      4,047
Thereafter........................................     19,627           452     19,175
                                                      ------------------------------------

Total.............................................    $66,651        $8,965    $57,686
- -----------------------------------------------------------------------------------------

Rental expense for all operating leases was as follows:

                                                        1996        1995       1994
- -----------------------------------------------------------------------------------------
                                                               (in thousands)

Leases............................................    $15,297       $15,321    $14,803
Less subleases....................................      4,169         4,631      4,396
                                                    -------------------------------------
Net...............................................    $11,128       $10,690    $10,407
- -----------------------------------------------------------------------------------------

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries



8.  Federal and State Income Taxes:

The benefit from (provision for) income taxes for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 was as follows:

                                                                                                    1996         1995         1994
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            (in thousands)
Current benefit (provision)
  Federal......................................................................................   $  495       $2,015       $ (188)
  State and local..............................................................................     (148)        (346)        (447)
                                                                                                 -----------------------------------

    Total current benefit (provision)..........................................................      347        1,669         (635)
                                                                                                 -----------------------------------

Deferred benefit (provision)
  Federal......................................................................................    2,101        3,423          115
  State and local..............................................................................      772        1,737         (111)
                                                                                                 -----------------------------------

    Total deferred benefit (provision).........................................................    2,873        5,160            4
                                                                                                 -----------------------------------

Total benefit (provision)......................................................................   $3,220       $6,829       $ (631)
- ------------------------------------------------------------------------------------------------------------------------------------



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

                                                                                                      Percent of Pretax Income
                                                                                                 -----------------------------------

                                                                                                    1996         1995         1994
- ------------------------------------------------------------------------------------------------------------------------------------

Statutory federal income tax rate...............................................................      34 %         34 %       (34) %

(Increase) decrease from:
  State income tax benefit (provision), net of federal tax effect...............................       5            5         (24)
  Nondeductible expenses and amortization of acquired assets....................................      (5)          (1)         (8)
  Targeted jobs credit..........................................................................       1            2          27
  Regulatory audit settlement...................................................................       -           (2)          -
  Other.........................................................................................       -            -          (3)
                                                                                                 -----------------------------------

Effective income tax rate.......................................................................      35 %         38 %       (42) %

- ------------------------------------------------------------------------------------------------------------------------------------


                            Dairy Mart Convenience Stores, Inc. and Subsidiaries



In November 1994, the Company reached an agreement with the Internal Revenue Service to settle certain disputed items, primarily related to the deductibility of certain intangible assets associated with prior acquisitions. The impact of the settlement required the Company to pay approximately $1,587,000, of which $681,000 represents pretax interest charges (see Note 14), and to reduce the deductibility of the remaining basis of certain intangible assets by $3,300,000. Due to the immateriality of the amounts involved, the Company reflected the impact of this settlement through the fiscal 1995 tax benefit and adjusted deferred tax assets and liabilities accordingly rather than adjusting the amounts allocated to goodwill arising from the acquisition.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) as of February 3, 1996 and January 28, 1995 were as follows:

                                                                                                                1996         1995
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  (in thousands)
Capitalized leases.....................................................................................     $    182     $    182
Depreciation and amortization..........................................................................      (13,307)     (13,337)
Vacation accrual.......................................................................................          324          310
Inventory (LIFO).......................................................................................       (1,337)      (1,582)
Reserve for asset valuations...........................................................................          803          744
Insurance reserves not deductible for tax purposes.....................................................        1,989        2,091
Income deferred for financial statement purposes.......................................................          365          127
Reserve for closed stores and renovations..............................................................          937        1,649
Accrued restructuring and severance reserves...........................................................          875          607
Financial statement expenses deferred for tax purposes.................................................          379          477
Writedown of non-operating properties..................................................................        1,591        1,455
Divestiture of dairy manufacturing and distribution operations.........................................          124          997
Tax credits and net operating loss carryforwards.......................................................        9,927        6,272
Other..................................................................................................          460          447
                                                                                                            ------------------------

Net deferred tax asset (liability).....................................................................     $  3,312     $    439
- ------------------------------------------------------------------------------------------------------------------------------------


As of February 3, 1996, the Company had alternative minimum tax credits aggregating $330,000 which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. In addition, the Company had $1,979,000 of targeted jobs credit carryforwards that expire, if unused, from fiscal 2007 to 2011 and $518,000 of foreign tax credit carry-forwards that expire, if unused, in fiscal 1997 to 2001. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of February 3, 1996, the Company had regular federal income tax net operating loss carryforwards of $15,903,000 which expire, if unused, from fiscal 2009 to 2011 and net operating loss carry-forwards for state income tax purposes of $25,641,000 which expire, if unused from fiscal 1997 to 2011. Realization of the net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration of the operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, would be reduced in the near term if management's estimate of future taxable income during the carryforward period are reduced. No valuation allowance for deferred tax assets was provided as of February 3, 1996 and January 28, 1995.

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

- --------------------------------------------------------------------------------

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

A summary of activity for all stock options during the fiscal year ended February 3, 1996 is as follows:

- ------------------------------------------------------------------------------------------------------------------------------------
                                                     Options           Net                           Options          Options
                                                   Outstanding       Options                       Outstanding      Exercisable
  Plan or Fiscal     Stock           Option        January 28,       Granted         Options       February 3,      February 3,
       Year           Type           Price             1995          (Lapsed)       Exercised          1996             1996
- ------------------------------------------------------------------------------------------------------------------------------------
Incentive Stock Options:
    1983 Plan       Class B          $5.50                5,250          (5,250)             -               -               -
    1985 Plan       Class A      $2.75 to $2.88         384,125          28,080          (7,875)        404,330           178,606
    1990 Plan       Class A      $2.75 to $2.88         134,063          40,607          (8,750)        165,920            75,860
    1995 Plan       Class A          $5.50                   -           82,500              -           82,500              -
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Incentive Stock Options                      523,438         145,937         (16,625)        652,750           254,466
- ------------------------------------------------------------------------------------------------------------------------------------
Non-qualified Stock Options:
       1986         Class B          $4.00                6,750          (6,750)             -               -               -
       1987         Class A          $8.80               10,000              -               -           10,000            10,000
       1991         Class A          $4.60                5,000              -               -            5,000             5,000
       1995         Class B          $5.50               10,000              -               -           10,000            10,000
       1995         Class A      $4.60 to $7.25         140,000              -               -          140,000           140,000
       1996         Class A      $2.75 to $2.88              -           97,500              -           97,500            97,500
       1996         Class A      $4.00 to $5.75          10,500          17,500              -           28,000            10,500
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Non-qualified Stock Options                  182,250         108,250              -          290,500           273,000
- ------------------------------------------------------------------------------------------------------------------------------------
                      Total Stock Options               705,688         254,187         (16,625)        943,250           527,466
====================================================================================================================================


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

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

11.  Gasoline Operations:
A summary of gasoline operations for the years ended February 3, 1996, January
28, 1995 and January 29, 1994 is as follows:

- --------------------------------------------------------------------------------
                                                    1996       1995       1994
- --------------------------------------------------------------------------------

                                                          (in thousands)
Gasoline gallons sold..........................    212,832    206,441    206,365
Gasoline revenues..............................   $226,505   $210,541   $206,155
Cost of gasoline sold..........................    201,980    186,462    180,835
Depreciation...................................      2,461      2,080      2,025
Capital expenditures...........................      7,585      3,702        952
Net book value of gasoline equipment...........     19,054     13,068     11,300
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
12.  Employee Benefit Plans:
The Company provides benefits to qualified employees through a defined contribution profit sharing plan. Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. No discretionary contributions to this plan were made in fiscal 1996 or 1995 and the Company recorded a provision of $100,000 for contributions under this plan in fiscal 1994.

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


- --------------------------------------------------------------------------------
13.  Commitments and Contingencies:
As of February 3, 1996, the Company was contingently liable for outstanding letters of credit amounting to $13,475,000. The Company was also contingently liable as guarantor on certain loans obtained by convenience store operators to finance the purchase of equipment and initial inventory in the approximate amount of $97,000 as of February 3, 1996. In consideration of these guarantees, the Company participates with the lending institutions in the interest paid on these obligations which are secured by inventory and equipment owned by the convenience store operators.

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

The Company has been named as a nominal defendant, along with those persons who were directors of the Company in fiscal 1996, in two shareholder derivative actions. The plaintiffs allege, among other things, that in connection with the settlement of the dispute between a former majority stockholder of the Company and certain of his affiliates and the Company's board of directors and management with respect to control of the Company, the directors violated their fiduciary duty to the Company and its stockholders, violated provisions of Delaware corporate law and wasted corporate assets. The plaintiffs seek, among other things, a declaration that the current structure of the general partner of DM Associates is invalid and that certain voting rights, with respect to the Class B Common Stock held by DM Associates should be vested in the Company. DM Associates owns approximately 60% of the total voting power of both classes of the Company's Common Stock. The Company is contesting these claims and at this time is not able to determine what the outcome of this litigation will be.

The Company is party to a number of other lawsuits which have arisen in the ordinary course of business. Management does not believe the outcome of this litigation will have a material impact on the Company's future results of operations or financial position.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries




14.  Corporate Governance Issues, Restructuring Initiatives and
     Interest Charges:
In fiscal years 1996 and 1995, the Company incurred special and/or unusual costs and expenses associated with corporate governance issues and restructuring initiatives and other operating costs which have been included in operating and administrative expenses on the Consolidated Statement of Operations. Additionally, special and/or unusual interest charges have been included in interest expense on the Consolidated Statement of Operations. A summary of these charges for fiscal years ended February 3, 1996 and January 28, 1995 is as follows:

                                                                                                      1996                  1995
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in thousands)
Costs and expenses associated with corporate governance issues...................................   $    8,985        $    2,050

Corporate restructuring initiatives and other operating costs....................................        3,215            10,734

Interest charges.................................................................................           -              1,216
- ---------------------------------------------------------------------------------------------------------------------------------

During fiscal 1996, the company entered into an agreement with a former majority stockholder of the Company and certain of his affiliates (Former Holder) for purposes of settling a dispute between the Former Holder and the Company's board of directors and management with respect to control of the Company. The dispute arose due to philosophical differences with regards to the strategic direction and management of the Company. The agreement provided for a cash payment of $13,150,000 to the Former Holder comprised of $10,000,000 for the purchase of certain interests of the Former Holder in DM Associates, which owns 1,858,743 shares of the Company's Class B Common Stock, and $3,150,000 for additional costs and expenses. The acquired interests comprise a limited partnership interest in DM Associates and a promissory note receivable from DM Associates. The promissory note has a principal amount of $7,100,000, and has accrued interest at an annual rate of 9% since its inception in 1992, for a total accreted value as of February 3, 1996 of approximately $10,000,000. The note is collateralized by the Pledged Shares and matures on September 12, 1997. The additional costs and expenses of $3,150,000 included $850,000, $800,000 and $1,500,000 for the reimbursement of legal and other costs, for the execution of a non-compete agreement, and for a release of claims against the Company, by or with the Former Holder, respectively.

The Company did not attribute value to its acquired limited partnership interest in DM Associates because at the current market price of the Company's Class B Common Stock, the Company would not receive any distribution upon a dissolution of DM Associates in respect of the interest since the other limited partner of DM Associates is entitled to a preferential return according to the terms and conditions of the partnership agreements. The Company attributed a fair value of $10,000,000 to the acquired promissory note and recorded the note as a reduction of stockholders' equity on the Consolidated Balance Sheets. Although DM Associates retained its right to pay the full accreted value of the note at or before maturity, the Company anticipates based upon the current market price of the Company's Class B Common Stock and since DM Associates primary asset is the Pledged Shares, that DM Associates will choose to relinquish its right to the Pledged Shares in full satisfaction of the note. Assuming that the Company receives the Pledged Shares in satisfaction of the note and receives no value for its limited partnership interest, the Company effectively paid $8.20 per share for the Pledged Shares at the time of the agreement when the quoted market price of the Company's Class B Common Stock was $6.38 per share. The Company's Board of Directors obtained a fairness opinion from a nationally recognized valuation firm prior to consummating the agreement to the effect that the price paid by the Company in the transaction was fair from a financial point of view to the Company and its public stockholders. The aforementioned opinion was based on, among other items: the market multiple approach in which the Company was compared with other publicly traded companies on the basis of operational and economic similarities; the comparable transaction approach in which transactions involving the acquisition of a control position in other convenience and grocery store operators were reviewed; and the discounted cash flow approach in which management's financial projections which reflected improved profitability and cash flows for fiscal years 1997 through 2001 were reviewed to develop a value indication for the Company. These analyses resulted in a valuation range for the Company's Common Stock of $6.85 to $9.45 per share. In addition, the Company elected to expense the costs associated with the non-compete agreement rather than deferring such costs over the term of the agreement as the future value was deemed to have minimal economic impact on future years.

Also during fiscal 1996, the Company incurred $5,835,000 of additional costs and expenses in connection with the aforementioned transactions. These costs and expenses included $2,672,000 for legal and other professional fees, $1,211,000 for the termination of an Officer of the Company who was a party to the Former Holder's claims against the Company, $1,287,000 for financing fees primarily incurred to amend the Company's senior revolving credit facility with respect to the purchase of the Former Holder's interest and issuance of Series B Notes (see
Note 5) and $665,000 for the issuance of warrants to purchase 500,000 shares of the Company's Class A Common Stock to holders of the Company's Series A Notes as fee for the consent of such holders for the Company to purchase the interests of the Former Holder and for the waiver of certain alleged defaults under the terms of the Series A Notes.

During fiscal 1995, the Company recorded costs and expenses of $2,050,000 in connection with the removal of the Company's former President and Chief Executive Officer, and the settlement of legal disputes arising therefrom. These costs and expenses included $650,000 for legal and professional fees incurred by the Company, and $1,400,000 for the reimbursement of legal fees incurred by the former President, severance and other related costs.

In the fourth quarter of fiscal 1995, the Company's senior management approved a plan and implemented a series of initiatives to restructure the operations of the organization. As a result, the Company recorded costs and expenses of $10,734,000 related to these initiatives, including $2,500,000 of exit costs for the disposal of equipment, severance and other personnel related costs associated with the divestiture of the dairy manufacturing and distribution operations, $3,584,000 for the writedown of certain dairy and manufacturing and other properties to their estimated net realizable value based upon marketing efforts to dispose of these assets in the fourth quarter of fiscal 1995, $3,900,000 of exit costs associated with the sale or closing of 143 retail convenience stores and the closing of 81 retail gasoline facilities and $750,000 of severance and termination costs for 112 administrative personnel associated with the downsizing of the Company's operations.

During fiscal 1996, the Company recorded additional operating and exit costs totalling $3,215,000 related to the aforementioned restructuring initiatives including $1,313,000 incurred during the wind-down of dairy and manufacturing distribution operations since the eventual sales of such operations occurred at later dates than initially anticipated by management and $1,000,000 for the further writedown of the properties held for sale to their estimated net realizable value based upon marketing efforts to dispose of these assets in the fourth quarter of fiscal 1996. In addition, the Company incurred an additional $902,000 of costs related to the sale or closing of the 143 retail convenience stores and 81 retail gasoline facilities again since such sales/closings occurred at later dates than had been originally planned by management.

During fiscal 1995, the Company incurred $535,000 in duplicative interest expense, net of interest income, and fees due to the issuance of the Company's 10.25% senior subordinated notes on March 3, 1994, the retirement of the Company's 14.25% subordinated debentures on April 4, 1994 and a subsequent amendment of the Company's senior revolving credit facility (see Note 6).
In addition, the Company reached agreement with the Internal Revenue Service to settle certain disputed items. The terms of the settlement required the Company to pay $681,000 of interest charges (see Note 8).

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries



15.  Supplemental Consolidating Financial Information:

The Company's payment obligations under the Series A and Series B Senior Subordinated Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statement of operations, balance sheets and cash flows information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for Financial Opportunities Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are accordingly omitted.

Investment in subsidiaries is accounted for by the Parent Company on the equity method for purpose of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.




              Supplemental Consolidating Statement of Operations
                      For the Year Ended February 3, 1996

                                                              Parent         Guarantor
                                                              Company        Subsidiaries       FINOP    Eliminations  Consolidated
                                                              ----------------------------------------------------------------------

                                                                                        (in thousands)
Revenues (including excise taxes of $36,331)................. $       681    $  570,099  $       531    $       -     $  571,311

Cost of goods sold and expenses:
        Cost of goods sold...................................         -         413,548          -              -        413,548
        Operating and administrative expenses................       9,288       148,016           18            -        157,322
        Interest expense.....................................       8,723           594          344            -          9,661
                                                             --------------------------------------------------------------------
                                                                   18,011       562,158          362            -        580,531
                                                             --------------------------------------------------------------------

             Income (loss) before income taxes and equity in
             income (loss) of consolidated subsidiaries.....      (17,330)        7,941          169            -         (9,220)

Benefit from (provision for) income taxes....................       6,052        (2,768)         (64)           -          3,220
                                                             --------------------------------------------------------------------
             Income (loss) before equity in income (loss) of
             consolidated subsidiaries........................    (11,278)        5,173          105            -         (6,000)

Equity in income (loss) of consolidated subsidiaries..........       5,278           105          -           (5,383)         -
                                                              -------------------------------------------------------------------

              Net income (loss)............................... $   (6,000)   $    5,278  $      105     $     (5,383) $   (6,000)
====================================================================================================================================


                                                                                Dairy Mart Convenience Stores, Inc. and Subsidiaries

                                             Supplemental Consolidating Balance Sheet
                                                         as of February 3, 1996

                                                              Parent         Guarantor
                                                              Company        Subsidaries      FINOP     Eliminations  Consolidated
                                                              ---------------------------------------------------------------------
                                                                                         (in thousands)
Assets

Current Assets:
    Cash..................................................... $     1,739    $    7,871  $     3,044    $      -      $   12,654
    Accounts and notes receivable............................          -          9,081          671           -           9,752
    Inventory................................................          -         20,928          -             -          20,928
    Prepaid expenses and other current assets................           60        3,394          -             -           3,454
    Deferred income taxes....................................          859        1,810          -             -           2,669
                                                               --------------------------------------------------------------------
        Total current assets.................................        2,658       43,084        3,715           -          49,457
                                                               --------------------------------------------------------------------

Assets Held for Sale.........................................          -          8,685          -             -           8,685
Property and Equipment, net..................................          -         80,387          -             -          80,387
Intangible Assets, net.......................................          -         17,277          -             -          17,277
Other Assets, net............................................        2,442        4,352        2,338           -           9,132
Investment in and Advances to Subsidiaries...................      119,309        1,650          275      (121,234)          -
                                                                -------------------------------------------------------------------
        Total assets......................................... $    124,409   $  155,435   $    6,328    $ (121,234)   $  164,938
===================================================================================================================================

Liabilities and Stockholders' Equity

Current Liabilities:
    Current maturities of long-term obligations.............. $        932   $      490   $       8     $      -      $    1,430
    Accounts payable.........................................       15,919       14,875           9            -          30,803
    Accrued expenses.........................................        2,211       12,221           5            -          14,437
    Accrued interest.........................................        3,236          -           119            -           3,355
                                                                -------------------------------------------------------------------
        Total current liabilities............................       22,298       27,586         141            -          50,025
                                                                -------------------------------------------------------------------

Long-term Obligations, less current portion above............       92,573        2,648       4,230            -          99,451
Other Liabilities ...........................................          330        5,892          32            -           6,254
Stockholders' Equity.........................................        9,208      119,309       1,925       (121,234)        9,208
                                                                 ------------------------------------------------------------------
        Total liabilities and stockholders' equity........... $    124,409   $  155,435   $   6,328     $ (121,234)   $  164,938
===================================================================================================================================

                                        Supplemental Consolidating Statement of Cash Flows
                                                for the Year Ended February 3, 1996

                                                                 Parent       Guarantor
                                                                 Company      Subsidaries    FINOP    Eliminations  Consolidated
                                                                -------------------------------------------------------------------
                                                                                   (in thousands)
Net cash provided by (used in) operating activities...........   $  (9,824)  $   19,624   $      95 $         -     $      9,895
                                                                -------------------------------------------------------------------
Cash flows from investing activities
        Proceeds from sale of short-term investments..........         -            -         2,053            -           2,053
        Purchase of property and equipment....................         -        (20,232)        -              -         (20,232)
        Proceeds from sale of property, equipment
          and assets held for sale............................         -         14,741         -              -           14,741
        Investment in and advances to subsidiaries............       8,096       (7,831)       (265)           -              -
        Increase in long-term notes receivable................         -            -        (1,579)           -           (1,579)
        Proceeds from collection of long-term notes receivable         -             69       1,637            -            1,706
        Decrease (increase) in intangibles and other assets...         183         (113)          9            -               79
                                                                 ------------------------------------------------------------------
Net cash provided by (used in) investing activities...........       8,279      (13,366)      1,855            -           (3,232)
                                                                 ------------------------------------------------------------------
Cash flows from financing activities:
        Issuance of long-term obligations and related warrants      13,500          -           -              -           13,500
        Repayment of long-term obligations....................        (326)      (1,805)        -              -           (2,131)
        Note receivable from DM Associates....................     (10,000)         -           -              -          (10,000)
        Issuance of common stock..............................         110          -           -              -              110
                                                                  -----------------------------------------------------------------
Net cash provided by (used in) financing activities...........       3,284       (1,805)        -              -            1,479
                                                                  -----------------------------------------------------------------
Increase in cash..............................................       1,739        4,453       1,950            -            8,142
Cash at beginning of year.....................................         -          3,418       1,094            -            4,512
                                                                  -----------------------------------------------------------------
Cash at end of year...........................................   $   1,739   $    7,871   $   3,044 $          -       $   12,654
===================================================================================================================================

Supplemental disclosures:
Cash paid during the year -
        Interest..............................................   $   8,512   $      535   $     312 $          -       $    9,359
        Income taxes refunded.................................      (1,172)         -           -              -           (1,172)
Noncash investing and financing activities -
        Issuance of warrants..................................         665          -           -              -              665
        Capital lease obligations.............................         768           60         -              -              828
===================================================================================================================================

             Dairy Mart Convenience Stores, Inc. and Subsidiaries


              Supplemental Consolidating Statement of Operations
                      for the Year ended January 28, 1995

                                                                   Parent    Guarantor
                                                                  Company   Subsidaries    FINOP    Eliminations Consolidated
                                                                  ------------------------------------------------------------
                                                                                       (in thousands)

Revenues (including excise taxes of $36,332).................... $     500  $ 595,821    $    461   $      -     $ 596,782

Cost of goods sold and expenses:
     Cost of goods sold.........................................       -      439,757         -            -       439,757
     Operating and administrative expenses......................     3,140    160,744          25          -       163,909
     Interest expense...........................................     9,414        645         376          -        10,435
                                                                 ----------------------------------------------------------
                                                                    12,554    601,146         401          -       614,101
                                                                 ----------------------------------------------------------
         Income (loss) before income taxes, equity in income
            (loss) of consolidated subsidiaries and cumulative
            effect of accounting change ........................   (12,054)    (5,325)         60          -       (17,319)

Benefit from (provision for) income taxes.......................     4,564      2,018         (24)         -         6,558
                                                                 ----------------------------------------------------------
         Income (loss) before equity in income (loss) of
            consolidated subsidiaries and cumulative effect of
            accounting change...................................    (7,490)    (3,307)         36          -       (10,761)

Equity in income (loss) of consolidated subsidiaries............    (3,271)        36                    3,235           -
                                                                 ----------------------------------------------------------
         Income (loss) before cumulative effect of accounting
            change..............................................   (10,761)    (3,271)         36        3,235     (10,761)

Cumulative effect of accounting change..........................      (389)       -           -            -          (389)
                                                                 ----------------------------------------------------------

         Net income (loss)...................................... $ (11,150) $  (3,271)  $      36   $    3,235  $  (11,150)
===========================================================================================================================



                   Supplemental Consolidating Balance Sheet
                            as of January 28, 1995

                                                                 Parent      Guarantor
                                                                 Company    Subsidaries  FINOP      Eliminations Consolidated
                                                                 ------------------------------------------------------------
                                                                                        (in thousands)
Assets
Current Assets:
   Cash......................................................... $    -     $   3,418    $  1,094   $      -     $   4,512
   Short-term investment........................................      -           -         2,053          -         2,053
   Accounts and notes receivable................................      -        11,742         656          -        12,398
   Inventory....................................................      -        26,044         -            -        26,044
   Prepaid expenses and other current assets....................      135       1,810         -            -         1,945
   Deferred income taxes........................................    1,558       1,979         -            -         3,537
                                                                 ---------------------------------------------------------
     Total current assets.......................................    1,693      44,993       3,803          -        50,489
                                                                 ---------------------------------------------------------

Assets Held for Sale............................................      -        23,378         -            -        23,378
Property and Equipment, net.....................................      -        70,578         -            -        70,578
Intangible Assets, net..........................................      -        17,961         -            -        17,961
Other Assets, net...............................................    2,577       4,833       2,412          -         9,822
Investment in and Advances to Subsidaries.......................  122,022       1,810         210     (124,042)        -
                                                                 ---------------------------------------------------------
     Total assets............................................... $126,292   $ 163,553    $  6,425   $ (124,042)  $ 172,228
- --------------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities:
   Current maturities of long-term obligations.................. $    999   $     571    $    -     $      -     $   1,570
   Accounts payable.............................................   15,210      13,726           6          -        28,942
   Accrued expenses.............................................    2,859      14,350           5          -        17,214
   Accrued interest.............................................    2,901         -           151          -         3,052
                                                                 ---------------------------------------------------------
     Total current liabilities..................................   21,969      28,647         162          -        50,778
                                                                 ---------------------------------------------------------
Long-term Obligations, less current portion above...............   80,916       3,562       4,220          -        88,698
Other Liabilities ..............................................      590       9,322          23          -         9,935
Stockholders' Equity............................................   22,817     122,022       2,020     (124,042)     22,817
                                                                 ---------------------------------------------------------

     Total liabilities and stockholders' equity................. $126,292   $ 163,553    $  6,425   $ (124,042)  $ 172,228
- --------------------------------------------------------------------------------------------------------------------------


                                                                      Dairy Mart Convenience Stores, Inc. and Subsidiaries

                                        Supplemental Consolidating Statement of Cash Flows
                                                for the Year Ended January 28, 1995

                                                                  Parent    Guarantor
                                                                 Company   Subsidaries   FINOP   Eliminations Consolidated
                                                             -------------------------------------------------------------
                                                                                   (in thousands)

Net cash provided by (used in) operating activities......... $     (2,158) $    8,931  $    (81)  $     -     $    6,692
                                                             -------------------------------------------------------------

Cash flows from investing activities
    Purchase of short-term investments......................          -           -      (3,953)        -         (3,953)
    Proceeds from sale of short-term investments............          -           -       1,900         -          1,900
    Purchase of property and equipment......................          -       (17,772)      -           -        (17,772)
    Proceeds from sale of property, equipment
      and assets held for sale..............................          -         1,120       -           -          1,120
    Investment in and advances to subsidiaries..............       (8,653)      8,955      (302)        -            -
    Increase in long-term notes receivable..................          -           -      (1,621)        -         (1,621)
    Proceeds from collection of long-term notes receivable..          -           332     1,062         -          1,394
    Decrease (increase) in intangibles and other assets.....       (2,793)      2,413        46         -           (334)
                                                             -------------------------------------------------------------
Net cash used by investing activities.......................      (11,446)     (4,952)   (2,868)        -        (19,266)
                                                             -------------------------------------------------------------

Cash flows from financing activities:
    Issuance of long-term obligations and related warrants..       74,064         -         -           -         74,064
    Repayment of long-term obligations......................      (60,557)     (3,150)      -           -        (63,707)
    Issuance of common stock................................           97         -         -           -             97
                                                             -------------------------------------------------------------
Net cash provided by (used in) financing activities.........       13,604      (3,150)      -           -         10,454
                                                             -------------------------------------------------------------

Increase (decrease) in cash.................................          -           829   (2,949)          -         (2,120)
Cash at beginning of year...................................          -         2,589  $  4,043          -          6,632
                                                             -------------------------------------------------------------

Cash at end of year......................................... $        -    $    3,418  $ 1,094     $     -     $    4,512
- --------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
Cash paid during the year--
    Interest................................................ $      8,600  $      581  $    328   $     -     $    9,509
    Income taxes paid.......................................          879         -         -           -            879
- --------------------------------------------------------------------------------------------------------------------------


                                        Supplemental Consolidating Statement of Operations
                                                for the Year Ended January 29, 1994

                                                                  Parent    Guarantor
                                                                 Company   Subsidaries   FINOP   Eliminations Consolidated
                                                             -------------------------------------------------------------
                                                                                   (in thousands)

Revenues (including excise taxes of $29,209)................ $        119  $  590,933  $    448   $     -     $  591,500

Cost of goods sold and expenses:
    Cost of goods sold......................................          -       430,254       -           -        430,254
    Operating and administrative expenses...................          271     150,196        33         -        150,500
    Interest expense........................................        6,742         526       376         -          7,644
                                                             -------------------------------------------------------------

                                                                    7,013     580,976       409         -        588,398
                                                             -------------------------------------------------------------

        Income (loss) before income taxes, equity in income
           (loss) of consolidated subsidiaries and
           extraordinary item...............................       (6,894)      9,957        39         -          3,102

Provision for (benefit from )income taxes...................        2,907      (4,199)      (16)        -         (1,308)
                                                             -------------------------------------------------------------

        Income (loss) before equity in income (loss) of
           consolidated subsidiaries and extraordinary
           item.............................................       (3,987)      5,758        23         -          1,794

Equity in income (loss) of consolidated subsidaries.........        5,781          23       -        (5,804)         -
                                                             -------------------------------------------------------------

        Income (loss) before extraodinary item..............        1,794       5,781        23      (5,804)       1,794

Extraordinary loss on extinguishment of debt (net of
   of income tax benefit of $677)...........................         (928)        -         -           -           (928)
                                                             -------------------------------------------------------------


        Net income (loss)................................... $        866  $    5,781  $     23   $  (5,804)  $      866
- --------------------------------------------------------------------------------------------------------------------------


                                        Supplemental Consolidating Statement of Cash Flows
                                                         January 29, 1994


                                                              Parent       Guarantor
                                                              Company     Subsidaries     FINOP    Eliminations  Consolidated
                                                            -----------------------------------------------------------------
                                                                                     (in thousands)
Net cash provided by (used in) operating activities.......  $     (3,307)  $   17,427   $     165   $       -     $   14,285
                                                            -----------------------------------------------------------------

Cash flows from investing activities
      Purchase of property and equipment..................           -        (13,749)        -             -        (13,749)
      Proceeds from sale of property, equipment
        and assets held for sale..........................           -          1,925         -             -          1,925
      Investment in and advances to subsidiaries..........         6,955       (6,680)       (275)          -            -
      Increase in long-term notes receivable..............           -            -          (291)          -           (291)
      Proceeds from collection of long-term notes
       receivable.........................................           -            461       1,170           -          1,631
      Decrease (increase) in intangibles and other assets.            27          (12)        -             -             15
                                                            -----------------------------------------------------------------
Net cash provided by (used in) investing activities.......         6,982      (18,055)        604           -        (10,469)
                                                            -----------------------------------------------------------------

Cash flows from financing activities:
      Issuance of long-term obligations and related
       warrants...........................................         4,077          838         -             -          4,915
      Repayment of long-term obligations..................        (8,024)        (830)        -             -         (8,854)
      Issuance of common stock............................           272          -           -             -            272
                                                            -----------------------------------------------------------------
Net cash provided by (used in) financing activities.......        (3,675)           8         -             -         (3,667)
                                                            -----------------------------------------------------------------

Increase (decrease) in cash...............................           -           (620)        769           -            149
Cash at beginning of year.................................           -          3,209       3,274           -          6,483
                                                            -----------------------------------------------------------------

Cash at end of year.......................................  $        -     $    2,589   $   4,043   $       -     $    6,632
- -----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
Cash paid during the year--
      Interest............................................  $      6,790   $      531   $     379   $      --     $    7,700
      Income taxes paid...................................         1,199           --          --          --          1,199
Noncash investing and financing activities--
      Capital lease obligations...........................           247           83          --          --            330
- -----------------------------------------------------------------------------------------------------------------------------

                                    F - 20