Form 10-Q
period 1996-08-03
DAIRY MART CONVENIENCE STORES INC
filed 1996-09-17
CIK 721675

                              FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           -------------------------


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended August 3, 1996


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

                              --------------------



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                              -------------------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Shares of Class A Common Stock outstanding August 3, 1996  -  2,837,541
    Shares of Class B Common Stock outstanding August 3, 1996  -  2,783,060

                         PART I.  FINANCIAL INFORMATION

              Dairy Mart Convenience Stores, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)



                                                 FOR THE SECOND FISCAL      FOR THE TWO FISCAL
                                                     QUARTER ENDED            QUARTERS ENDED
                                                ------------------------  ----------------------

                                                  August 3,    July 29,    August 3,   July 29,
                                                    1996         1995        1996        1995
- ------------------------------------------------------------------------------------------------


Revenues......................................    $156,132     $150,818    $297,460    $284,260
                                                  --------     --------    --------    --------

Cost of goods sold and expenses:
 Cost of goods sold..........
 Operating and administrative expenses........     114,456      108,601     219,538     206,771
                                                    35,193       35,978      69,344      69,458
 Interest expense.............................       2,756        2,262       5,504       4,623
                                                  --------     --------    --------    --------
                                                   152,405      146,841     294,386     280,852
                                                  --------     --------    --------    --------

 Income before income taxes...................       3,727        3,977       3,074       3,408

Provision for income taxes....................      (1,493)      (1,740)     (1,233)     (1,500)
                                                  --------     --------    --------    --------

  Net income..................................    $  2,234     $  2,237    $  1,841    $  1,908
- ------------------------------------------------------------------------------------------------

Weighted average shares outstanding...........       4,700        5,836       4,702       5,773
                                                  --------     --------    --------    --------

Earnings per share............................       $0.48        $0.38       $0.39       $0.33
- ------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

              Dairy Mart Convenience Stores, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (unaudited)
                                 (in thousands)

                                                August 3, 1996  February 3, 1996
- -------------------------------------------------------------------------------
ASSETS

Current Assets:
   Cash.......................................        $ 17,654         $ 12,654
   Short-term investment......................           1,532                -
   Accounts and notes receivable..............          11,476            9,752
   Inventory..................................          20,466           20,928
   Prepaid expenses and other current assets..           3,639            3,454
   Deferred income taxes......................           2,282            2,669
                                                      --------         --------
      Total current assets....................          57,049           49,457
                                                      --------         --------

Assets Held For Sale..........................           8,685            8,685
                                                      --------         --------

Property and Equipment, net...................          82,647           80,387
                                                      --------         --------

Intangible Assets, net........................          17,401           17,277
                                                      --------         --------

Other Assets, net.............................          10,275            9,132
                                                      --------         --------


Total assets..................................        $176,057         $164,938
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term obligations.....   $  1,465         $  1,430
   Accounts payable................................     34,656           30,803
   Accrued expenses................................     15,371           14,437
   Accrued interest................................      3,654            3,355
                                                      --------         --------
      Total current liabilities....................     55,146           50,025
                                                      --------         --------

Long-Term Obligations, less current portion above..     99,466           99,451
                                                      --------         --------

Other Liabilities..................................     10,238            6,254
                                                      --------         --------

Stockholders' Equity:
   Preferred Stock (serial)........................          -                -
   Class A Common Stock............................         33               33
   Class B Common Stock............................         30               30
   Paid-in capital.................................     30,129           29,971
   Retained earnings (deficit).....................     (3,980)          (5,821)
   Treasury stock, at cost.........................
   Note receivable from DM Associates..............
                                                        (5,005)          (5,005)
      Total stockholders' equity...................    (10,000)         (10,000)
                                                      --------         --------
                                                        11,207            9,208
                                                      --------         --------

Total liabilities and stockholders' equity.........   $176,057         $164,938
- -------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

             Dairy Mart Convenience Stores, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                         FOR THE TWO FISCAL QUARTERS ENDED
                                                         ---------------------------------
                                                          August 3, 1996   July 29, 1995
- ------------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net Income..............................................       $ 1,841         $ 1,908
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cash flow effect of corporate governance and restructuring
     initiatives and other operating costs................        (1,788)         (2,080)
    Depreciation and amortization.........................         5,833           5,915
    Amortization of original issue discount...............            97               -
    Change in deferred income taxes.......................          (866)          1,625
    (Gain) loss on other disposition of properties, net...           (89)            176
    Net change in assets and liabilities:
       Accounts and notes receivable......................        (1,724)         (1,095)
       Inventory..........................................           462           4,705
       Accounts payable...................................         3,853           1,197
       Accrued interest...................................           299             (56)
       Other assets and liabilities.......................         6,521          (2,043)
- ----------------------------------------------------------------------------------------

Net cash provided by operating activities.................        14,439          10,252
- ----------------------------------------------------------------------------------------

Cash flows from investing activities:

  Purchase of and increase in short-term investments......        (1,532)            (61)
  Purchase of property and equipment......................        (9,429)         (7,962)
  Proceeds from sale of property, equipment and
     assets held for sale.................................         2,233          10,671
  Increase in long-term notes receivable..................        (1,368)           (507)
  Proceeds from collection of long-term notes receivable..           971             516
  Increase in intangibles and other assets................          (425)            (92)
- ----------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities.......        (9,550)          2,565
- ----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase in long-term obligations.......................           650               -
  Repayment of long-term obligations......................          (697)         (1,022)
  Increase in common stock and paid-in capital............           158              77
- ----------------------------------------------------------------------------------------

Net cash provided (used)by financing activities...........           111            (945)
- ----------------------------------------------------------------------------------------

Increase in cash..........................................         5,000          11,872

Cash at beginning of fiscal year..........................        12,654           4,512
- ----------------------------------------------------------------------------------------

Cash at end of second fiscal quarter......................    $   17,654      $   16,384
- ----------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

              Dairy Mart Convenience Stores, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 3, 1996
                                  (Unaudited)


     The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K/A Amendment No. 2, filed with the Securities and Exchange Commission on August 23, 1996.

1.   Accounting Policies
     -------------------

     The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the February 3, 1996 audited consolidated financial statements included in the Company's Form 10-K/A Amendment No. 2. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.   Changes in Capital Accounts
     ---------------------------

     An analysis of the capital stock accounts for the first two fiscal quarters ended August 3, 1996 follows:

                                                        Common Stock
                               --------------------------------------------------------------
                               Class A Shares  Class B Shares                Paid-in capital
                                  issued at      issued at                    in excess of
                               $.01 par value  $.01 par value     Amount        par value
                               --------------  --------------  ----------    ----------------
Balance February 3, 1996            3,326,296       2,959,017    $ 62,854    $     29,970,606
Employee stock purchase plan            5,245               -          52              25,669
Stock options exercised                27,625               -         276             133,068
                               --------------   -------------    --------    ----------------
Balance August 3, 1996              3,359,166       2,959,017    $ 63,182    $     30,129,343
                               --------------   -------------    --------    ----------------

     As of August 3, 1996, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 2,837,541 Class A shares and 2,783,060 Class B shares outstanding.

3.   Earnings (Loss) Per Share
     -------------------------

     Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The Company's note receivable from DM Associates Limited Partnership is secured by 1,220,000 shares of the Company's Class B Common Stock, which shares are being treated similar to treasury stock for earnings
(loss) per share purposes.

4.   Seasonality
     -----------

     The results of operations for the first two fiscal quarters ended August 3, 1996 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

5.   Supplemental Consolidating Financial Information (unaudited)
     ------------------------------------------------------------

     The Company's payment obligations under the Series A and Series B Senior Subordinated Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and cash flows information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for Financial Opportunities Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are accordingly omitted.

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



               Supplemental Consolidating Statement of Operations
                for the Two Fiscal Quarters Ended August 3, 1996


                                        Parent    Guarantor
                                        Company  Subsidiaries     FINOP    Eliminations  Consolidated
                                       --------  ------------     -----    ------------  ------------
                                                              (in thousands)

Revenues.............................  $    135      $297,054     $  271     $      -       $297,460
                                       --------      --------     ------     ---------     ---------
Cost of goods sold and expenses:
 Cost of goods sold..................         -       219,538         -             -        219,538
 Operating and administrative
  expenses...........................       138        69,206         -             -         69,344
 Interest expense....................     5,077           253        174            -          5,504
                                       --------      --------     ------     ---------     ---------

                                          5,215       288,997        174            -        294,386
                                       --------      --------     ------     ---------     ---------

 Income (loss) before income taxes
  and equity in income (loss)
  of consolidated subsidiaries.......    (5,080)        8,057         97            -          3,074

 Benefit from (provision for)
  income taxes.......................     2,037        (3,264)        (6)           -         (1,233)
                                       --------      --------     ------     ---------     ---------
   Income (loss) before equity in
    income (loss) of consolidated
    subsidiaries.....................    (3,043)        4,793         91            -          1,841

 Equity in income (loss) of
  consolidated subsidiaries..........     4,884            91         -         (4,975)           -
                                       --------      --------     ------     ---------     ---------
    Net income (loss)................  $  1,841      $  4,884     $   91     $  (4,975)    $   1,841
                                       ========      ========     ======     =========     =========

                   Supplemental Consolidating Balance Sheets
                              as of August 3, 1996

                                        Parent       Guarantor
                                       Company      Subsidiaries  FINOP   Eliminations   Consolidated
                                    --------------  ------------  ------  -------------  ------------
                                    (in thousands)
ASSETS

Current Assets:
   Cash...........................       $  6,125       $ 10,768  $  761     $       -       $ 17,654
   Short-term investment..........              -              -   1,532             -          1,532
   Accounts and notes receivable..            610         10,036     830             -         11,476
   Inventory......................              -         20,466       -             -         20,466
   Prepaid expenses and
    other current assets..........            127          3,512       -             -          3,639
   Deferred income taxes..........          1,217          1,065       -             -          2,282
                                           ------       --------  ------     ---------       --------
      Total current assets........          8,079         45,847   3,123             -         57,049
                                           ------       --------  ------     ---------       --------

Assets Held For Sale..............              -          8,685       -             -          8,685
Property and Equipment, net.......              -         82,647       -             -         82,647
Intangible Assets, net............              -         17,401       -             -         17,401
Other Assets, net.................          3,433          4,170   2,672             -         10,275
Investment in and advances to
  subsidiaries....................        114,678          1,258     758      (116,694)             -
                                          -------       --------  ------     ---------       --------

Total assets......................       $126,190       $160,008  $6,553     $(116,694)      $176,057
- -----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations........        $ 1,145       $    320  $    -      $      -       $  1,465
   Accounts payable...............         17,137         17,510       9             -         34,656
   Accrued expenses...............            723         14,494     154             -         15,371
   Accrued interest...............          3,552              -     102             -          3,654
                                          -------       --------  ------     ---------       --------
      Total current
       liabilities................         22,557         32,324     265             -         55,146
                                          -------       --------  ------     ---------       --------

Long-Term Obligations,
 less current portion above.......         92,294          2,942   4,230             -         99,466
Other Liabilities.................            132         10,064      42             -         10,238
Stockholders' Equity..............         11,207        114,678   2,016      (116,694)        11,207
                                          -------       --------  ------     ---------       --------

Total liabilities and
  stockholders' equity............       $126,190       $160,008  $6,553     $(116,694)      $176,057
                                         ========       ========  =======    =========       ========

              Supplemental Consolidating Statement of Cash Flows
               for the Two Fiscal Quarters ended August 3, 1996

                                             Parent    Guarantor
                                             Company   Subsidiaries      FINOP    Eliminations   Consolidated
                                             --------  ------------      -----    ------------   ------------
                                                                     (in thousands)

Net cash provided by (used in) operating
  activities.............................. $ (5,215)       $ 19,580      $    74     $      -         $14,439
                                           --------        --------      -------     ---------        -------
Cash flow from investing activities:
  Purchase of and increase in short-term
   investments............................       -               -        (1,532)           -          (1,532)
  Purchase of property and equipment......       -           (9,429)          -             -          (9,429)
  Proceeds from sale of property,
   equipment and assets held for sale.....       -            2,233           -             -           2,233
  Investment in and advances to
   subsidiaries...........................    9,606          (9,123)        (483)           -              -
  Increase in long-term notes receivable..       -             (120)      (1,248)           -          (1,368)
  Proceeds from collection of
   long-term receivables..................       -               60          911            -             971
   Increase in intangibles
   and other assets.......................       -             (428)           3            -            (425)
                                           --------        --------      -------     ---------        -------
   Net cash provided by (used in) investing
    activities............................    9,606         (16,807)      (2,349)           -          (9,550)
                                           --------        --------      -------     ---------        -------

Cash flows from financing activities:
  Increase in revolving loan, net.........      300             350           -             -             650
  Repayment of long-term obligations......     (463)           (226)          (8)           -            (697)
  Increase in common stock and paid-in
  capital.................................      158              -            -             -             158
                                           --------        --------      -------     ---------        -------
Net cash provided by (used in) financing
  activities..............................       (5)            124           (8)           -             111
                                           --------        --------      -------     ---------        -------

Increase (decrease) in cash...............    4,386           2,897       (2,283)           -           5,000
Cash at beginning of year.................    1,739           7,871        3,044            -          12,654
                                           --------        --------      -------     ---------        -------
Cash at end of second fiscal quarter......  $ 6,125        $ 10,768      $   761     $      -         $17,654
                                           ========        ========      =======     =========        =======


               Supplemental Consolidating Statement of Operations
                for the Two fiscal Quarters ended July 29, 1995

                                             Parent    Guarantor
                                             Company   Subsidiaries      FINOP    Eliminations   Consolidated
                                             --------  ------------      -----    ------------   ------------
                                                                     (in thousands)
Revenues................................... $     376      $283,601      $283     $     -            $284,260
                                            ---------      --------      ----     --------          ---------
Cost of goods sold and expenses:
  Cost of goods sold.......................        -        206,771        -            -             206,771
  Operating and administrative
   expenses................................       203        69,255        -            -              69,458
 Interest expense..........................     4,127           316       180           -               4,623
                                            ---------      --------      ----     --------          ---------
                                                4,330       276,342       180           -             280,852
                                            ---------      --------      ----     --------          ---------
    Income (loss) before income taxes
     and equity in income (loss)
     of consolidated subsidiaries..........    (3,954)        7,259       103           -               3,408

Benefit from (provision for)
 income taxes..............................     1,740        (3,231)      (9)           -              (1,500)
                                            ---------      --------      ----     --------          ---------

  Income (loss) before equity in
   income (loss) of consolidated
   subsidiaries............................    (2,214)        4,028       94            -               1,908

Equity in income (loss) of
 consolidated subsidiaries.................     4,122           94        -         (4,216)                -
                                            ---------     --------      ----      --------          ---------

   Net income (loss)....................... $   1,908     $  4,122      $ 94      $ (4,216)         $   1,908
                                            =========     ========      ====      ========          =========

                   Supplemental Consolidating Balance Sheets
                             as of February 3, 1996

                                             Parent    Guarantor
                                             Company   Subsidiaries      FINOP    Eliminations   Consolidated
                                             --------  ------------      -----    ------------   ------------
                                                                     (in thousands)
ASSETS

Current Assets:
   Cash.............................        $   1,739   $     7,871      $3,044   $        -       $   12,654
   Accounts and notes receivable....                -         9,081         671            -            9,752
   Inventory........................                -        20,928          -             -           20,928
   Prepaid expenses and
    other current assets............               60         3,394          -             -            3,454
   Deferred income taxes............              859         1,810          -             -            2,669
                                            ---------   -----------      ------   -----------      ----------
      Total current assets..........            2,658        43,084       3,715            -           49,457
                                            ---------   -----------      ------   -----------      ----------
Assets Held For Sale................               -          8,685          -             -            8,685
Property and Equipment, net.........               -         80,387          -             -           80,387
Intangible Assets, net..............               -         17,277          -             -           17,277
Other Assets, net...................            2,442         4,352       2,338            -            9,132
Investment in and advances to
  subsidiaries......................          119,309         1,650         275      (121,234)             -
                                            ---------   -----------      ------   -----------      ----------

Total assets........................        $ 124,409   $   155,435      $6,328   $  (121,234)     $  164,938
- -------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations...               $     932   $       490      $    8   $        -       $    1,430
   Accounts payable..........                  15,919        14,875           9            -           30,803
   Accrued expenses..........                   2,211        12,221           5            -           14,437
   Accrued interest..........                   3,236            -          119            -            3,355
                                            ---------   -----------      ------   -----------      ----------
      Total current liabilities                22,298        27,586         141            -           50,025
                                            ---------   -----------      ------   -----------      ----------
Long-Term Obligations,
 less current portion above..                  92,573         2,648       4,230            -           99,451
Other Liabilities............                     330         5,892          32            -            6,254
Stockholders' Equity.........                   9,208       119,309       1,925      (121,234)          9,208
                                            ---------   -----------      ------   -----------      ----------
Total liabilities and
  stockholders' equity..............        $ 124,409   $   155,435      $6,328   $  (121,234)     $  164,938
                                            =========   ===========      ======   ===========      ==========

              Supplemental Consolidating Statement of Cash Flows
                   for the Two Quarters ended July 29, 1995


                                             Parent    Guarantor
                                             Company   Subsidiaries      FINOP    Eliminations   Consolidated
                                             --------  ------------      -----    ------------   ------------
                                                                     (in thousands)
Net cash (used in) provided by operating
  activities..............................  $  (1,713)  $    11,858      $  107   $        -       $   10,252
                                            ---------   -----------      ------   -----------      ----------
Cash flow from investing activities:
  Purchase of and increase in short-term
   investments............................         -             -          (61)           -              (61)
  Purchase of property and equipment......         -         (7,962)         -             -           (7,962)
  Proceeds from sale of property,
   equipment and assets held for sale.....         -         10,671          -             -           10,671
  Investment in and advances to
   subsidiaries...........................     17,494       (17,438)        (56)           -               -
  Increase in long-term notes receivable..         -             -         (507)           -             (507)
  Proceeds from collection of
   long-term receivables..................         -             67         449            -              516
  Increase in intangibles
   and other assets.......................        (14)          (80)          2            -              (92)
                                            ---------   -----------      ------   -----------      ----------
 Net cash provided by (used in)
   investing activities...................     17,480       (14,742)       (173)           -            2,565
                                            ---------   -----------      ------   -----------      ----------
Cash flows from financing activities:
  Repayment of long-term obligations......       (536)         (486)         -             -           (1,022)
  Increase in common stock and paid-in
   capital................................         77            -           -             -               77
                                            ---------   -----------      ------   -----------      ----------
Net cash used in financing activities.....       (459)         (486)         -             -             (945)
                                            ---------   -----------      ------   -----------      ----------

Increase (decrease)  in cash..............     15,308        (3,370)        (66)           -           11,872
Cash at beginning of year.................         -          3,418       1,094            -            4,512
                                            ---------   -----------      ------   -----------      ----------
Cash at end of second fiscal quarter......  $  15,308   $        48      $1,028   $        -       $   16,384
                                            =========   ===========      ======   ===========      ==========

              Dairy Mart Convenience Stores, Inc. and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

          Revenues for the current year first two fiscal quarters increased by $13.2 million from the prior year first two fiscal quarters, and revenues for the second fiscal quarter increased by $5.3 million from the prior year second fiscal quarter. A summary of revenues by functional area for the comparative second fiscal quarter and the first two fiscal quarters is as follows:

                             FOR THE SECOND FISCAL     FOR THE TWO FISCAL
                                 QUARTER ENDED           QUARTERS ENDED
                           --------------------------  ------------------------
                               Aug 3,       July 29,       Aug 3,     July 29,
(in millions)                   1996          1995          1996        1995
- -----------------------------------------------------  ------------------------
Convenience store          $ 90.6              $ 90.4   $171.7           $169.4
Gasoline                     64.5                59.8    124.0            113.6
Other                         1.0                 0.6      1.8              1.3
                           --------------------------   -----------------------
     Total                 $156.1              $150.8   $297.5           $284.3
                           ==========================   =======================


          Convenience store revenues increased $2.3 million, or 1.4%, in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and convenience store revenues for the current year second fiscal quarter increased $0.2 million as compared to the prior year second fiscal quarter. These increases were primarily due to a 1.7% increase and a 1.2% increase in comparable store sales for the two fiscal quarters and second fiscal quarter, respectively, partially offset by a reduction of approximately 60 underperforming stores in the current fiscal year. Although the reduction in stores had a negative impact on revenues they did not have a material adverse effect on results of operations, since the majority of stores closed or sold had been operating at a loss.

     Gasoline revenues increased $10.4 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and gasoline revenues for the current year second fiscal quarter increased $4.7 million as compared to the prior year second fiscal quarter. These increases were due to an increase in the average selling price of gasoline of 7.0 cents per gallon and 5.0 cents per gallon for the two fiscal quarters and second fiscal quarter, respectively, combined with an increase in total gasoline gallons sold of 2.2 million and 1.5 million for the two fiscal quarters and second fiscal quarter, respectively. The increase in gasoline gallons sold was achieved despite a decrease in the average number of gasoline retailing facilities.
The Company operated on average twenty-five fewer gasoline retailing facilities during the current year first two fiscal quarters and seventeen fewer gasoline retailing facilities during the second fiscal quarter, as compared to the corresponding periods of the prior year. On a per location basis, average store gallons sold increased by 3.8% and 7.7% in the current year first two fiscal quarters and second fiscal quarter, respectively, as compared to the corresponding periods of the prior year. The increase in gallons sold was due primarily to further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at certain existing locations offset by the closure of certain low volume gasoline locations.

Gross Profits

          Gross profits for the current year first two fiscal quarters increased by $0.4 million from the prior year first two fiscal quarters, and gross profits for the current year second fiscal quarter decreased by $0.5 million from the prior year second fiscal quarter. A summary of the gross profits by functional area for the comparative second fiscal quarter and the first two fiscal quarters is as follows:

                                   FOR THE SECOND FISCAL    FOR THE TWO FISCAL
                                      QUARTER ENDED           QUARTERS ENDED
                                   ---------------------  ---------------------
                                    Aug 3,       July 29,  Aug 3,      July 29,
(in millions)                        1996          1995     1996          1995
- --------------------------------------------------------  ---------------------
Convenience store                   $34.1         $34.8    $64.0         $64.3
Gasoline                              6.6           6.8     12.1          11.9
Other                                 1.0           0.6      1.8           1.3
                                   ---------------------  ---------------------
     Total                          $41.7         $42.2    $77.9         $77.5
                                   =====================  =====================


          Convenience store gross profits decreased by $0.3 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and convenience store gross profits for the current year second fiscal quarter decreased by $0.7 million as compared to the prior year second fiscal quarter. These decreases were primarily due to lower product gross margins and due to the overall reduction in the average number of stores, as described above, partially offset by increased marketing allowances and an increase in comparable store sales, as described above.

          Gasoline gross profits increased by $0.2 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters due to an increase in the gasoline gallons sold, as described above. Gasoline gross profits in the current year second fiscal quarter decreased by $0.2 million as compared to the prior year second fiscal quarter primarily due to a decrease of 0.87 cents in gross profit per gallon, partially offset by an increase in the gasoline gallons sold, as described above.

          Other gross profits increased by $0.5 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and other gross profits for the current year second fiscal quarter increased by $0.4 million as compared to the prior year second fiscal quarter primarily due to marketing allowances from third-party dairy manufacturers.

Operating and Administrative Expenses

          Operating and administrative expenses for the current year first two fiscal quarters decreased $0.2 million from the prior year first two fiscal quarters, and operating and administrative expenses for the second fiscal quarter decreased by $0.8 million from the prior year second fiscal quarter. A summary of expenses by functional area for the comparative second fiscal quarter and the first two fiscal quarters is as follows:

                            FOR THE SECOND FISCAL  FOR THE TWO FISCAL
                                QUARTER ENDED        QUARTERS ENDED
                            ---------------------  ------------------
                             Aug 3,     July 29,   Aug 3,   July 29,
(in millions)                 1996        1995      1996      1995
- -------------------------------------------------  ------------------
Convenience store               $25.5       $25.3    $49.6      $49.0
Gasoline                          3.4         3.4      7.0        6.4
Administrative and other          6.3         7.3     12.7       14.1
                                -----------------    ----------------
     Total                      $35.2       $36.0    $69.3      $69.5
                                =================    ================


          Convenience store operating expenses increased by $0.6 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and convenience store operating expenses for the current year second fiscal quarter increased by $0.2 million as compared to the prior year second fiscal quarter. These increases were primarily due to higher labor, rent and depreciation costs on a per store basis, partially offset by the closure or sale of underperforming stores, as described above.

          Gasoline operating expenses increased by $0.6 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters primarily due to an increase in environmental expenses associated with the remediation of gasoline locations after considering probable reimbursements from various state environmental trust funds and due to the operation of higher volume new or remodelled and expanded facilities, as described above. Gasoline operating expenses remained constant in the current year second fiscal quarter as compared to the prior year second fiscal quarter.

          Administrative and other expenses decreased by $1.4 million in the current year first two fiscal quarters, and decreased by $1.0 million in the current year second fiscal quarter as compared to the corresponding periods of the prior year. The decreases were due to a reduced level of administrative support staff and lower professional fees.

Interest Expense and Taxes

          Interest expense increased in the current year first two fiscal quarters and the second fiscal quarter as compared to the corresponding periods of the prior year due to an increased level of borrowing associated with the issuance of $13.5 million principal amount of 10.25% senior subordinated notes (Series B) in December 1995.

          The effective tax rate for the Company was a provision of 40% for both the current year first two fiscal quarters and the current year second fiscal quarter as compared to a provision of 44% for the corresponding periods of the prior fiscal year. The Company provides for income taxes at the effective rate expected to be incurred for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations in the current year first two fiscal quarters significantly exceeded the current debt service requirements of the Company's long-term obligations. The current year capital expenditures of the Company were funded by the excess operating cash flow and by the cash generated in the current year from the sale of certain assets. In addition, the Company has a revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. Management believes that the cash flow from operations and the proceeds from the sale of certain assets, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see Capital Expenditures).

Cash Provided by Operating Activities

     During the current year first two fiscal quarters, net cash generated by operations was $4.2 million higher than the prior year first two fiscal quarters as a result of the net change in accounts payable, inventory and other assets and liabilities, net of the change in deferred income taxes. The cash flow associated with inventory decreased due to an overall lower amount of store and gasoline inventory and due to a reduced amount of inventory liquidations associated with a lower number of store closures or sales of underperforming stores. The increase in other assets and liabilities, net of the change in deferred income taxes, in the current year first two fiscal quarters was due to the receipt of marketing allowances from a grocery wholesaler under the terms of a new supply agreement which expires in fiscal 2006. The Company is deferring these marketing allowances over the life of the agreement.

     During the current year first two fiscal quarters, the Company paid its trade payables in an average of 27 days, compared to 27 days for the fiscal year ended February 3, 1996 and 25 days for the prior year first two fiscal quarters. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuer of the money orders. As of August 3, 1996 and February 3, 1996, the amounts due the issuer were $7.8 million and $7.6 million, respectively. As of April 30, 1996, the Company changed its money order issuer and settled its remittance obligation with the former money order issuer in May 1996, which resulted in the release of an outstanding letter of credit in the amount of $7.5 million. The Company is not required to issue a letter of credit to the current issuer of money orders.

Cash Used by Financing Activities

     Cash provided by financing activities increased by $1.1 million in the current year first two fiscal quarters as compared to the corresponding period of the prior year primarily due to lower debt service requirements and due to an increase in the Company's long-term obligations.

     During the current year first two fiscal quarters, the Company entered into a new $30.0 million senior revolving credit facility with $15.0 million available for the issuance of letters of credit. The Company may utilize the new revolving credit facility as needed for working capital and general corporate purposes. As of August 3, 1996 the Company had no outstanding revolving credit loans and had $6.5 million in outstanding letters of credit.

Cash Used by Investing Activities

     Net cash used by investing activities increased by $12.1 million in the current year first two fiscal quarters as compared to the corresponding period of the prior year due to reduced cash flows generated from the sale of certain assets, including the sale and leaseback of existing store properties. In addition, the Company increased its capital expenditure requirements with respect to new store construction and remodeling of existing store locations. Finally, the Company's investing activities were increased due to the purchase in the current year first fiscal quarter of a U.S. Treasury Bill.

Capital Expenditures

     The Company anticipates spending approximately $20 to $25 million for capital expenditures in fiscal 1997 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing stores, installing fast food concepts, such as Taco Bell/R/, Subway/R/ and Pizza Hut/R/ in the new and remodeled stores, installing store automation in a number of locations, significantly upgrading certain gasoline locations to provide credit card readers at the pump, improve outdoor lighting and to meet current environmental standards (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations and from cash generated by the disposition of assets held for sale as of August 3, 1996, supplemented by the availability of the Company's senior revolving line of credit. The Company intends to lease the real estate for the majority of new store locations.

Other Liquidity Item

          During fiscal 1996, the Company acquired a $10,000,000 note receivable
(Note) from DM Associates Limited Partnership (DM Associates) collateralized by 1,220,000 shares of the Company's Class B Common Stock (Pledged Shares). This
Note is due and payable in September 1997 and if collected, would favorably impact the liquidity of the Company. The Company does not, however, currently anticipate collection of this Note and may therefore take direct ownership and control of the Pledged Shares in full satisfaction of the Note. If the Pledged Shares are acquired from DM Associates, it is the current intention of the Company to retire such shares.

Environmental Responsibility

    The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of August 3, 1996, the Company had recorded an accrual of $1,441,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.

    The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of August 3, 1996, the Company has recorded a net state trust fund reimbursement receivable of $878,000 (representing a gross receivable of $1,446,000 less an allowance of $568,000). Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from state environmental trust funds will be received within one to four years from the payment of the reimbursable assessment and remediation expenses.

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

Part II.
                               Other Information
                               -----------------
Item 6.  Exhibits and Reports on Form 8-K.

   (a.)    Exhibits:
           1.    Exhibit (11)- Statement re Computation of Per-Share Earnings.
           2.    Exhibit (27) - Financial Data Schedule.
           Submitted in electronic format only.

   (b.)    8-K Reports:

          On July 10, 1996, the Company filed a report on Form 8-K which indicated that a stipulation settlement had been filed with Delaware Court of Chancery in connection with a shareholder derivative action captioned Kahn vs. Dairy Mart Convenience Stores in which the Company was named as a nominal defendant.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAIRY MART CONVENIENCE STORES, INC.


Date:  September 17, 1996             /s/ Gregory G. Landry
                                      ----------------------------------
                                      Gregory G. Landry
                                      Executive Vice President
                                      Chief Financial Officer