Form 10-Q
period 1996-11-02
DAIRY MART CONVENIENCE STORES INC
filed 1996-12-17
CIK 721675

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549
                             _______________________


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended November 2, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 0-12497
                             _______________________

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

                             _______________________



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Shares of Class A Common Stock outstanding November 2, 1996  -  2,953,154
 Shares of Class B Common Stock outstanding November 2, 1996  -  2,783,060

                       PART I.  FINANCIAL INFORMATION

            Dairy Mart Convenience Stores, Inc. and Subsidiaries
                   Consolidated Statements of Operations
                                (Unaudited)
                  (in thousands, except per share amounts)

                               FOR THE THIRD FISCAL       FOR THE THREE FISCAL
                                    QUARTER ENDED             QUARTERS ENDED
                              ----------------------    ----------------------
                              November 2, October 28,   November 2, October 28,
                                 1996        1995          1996        1995



Revenues..................... $ 147,344  $  143,492      $ 444,804   $ 428,194
                              ---------  ----------      ---------   ---------
Cost of goods sold and
 expenses:
  Cost of goods sold.........   106,354     102,878        325,892     309,649
  Operating and administrative
   expenses..................    37,980      38,929        107,324     108,829
 Interest expense............     2,683       2,359          8,187       6,982
                              ---------  ----------      ---------   ---------
                                147,017     144,166        441,403     425,460
                              ---------  ----------      ---------   ---------

  Income (loss) before income
   taxes.....................       327        (674)         3,401       2,734

(Provision for) benefit from
income taxes.................      (134)        269         (1,367)     (1,231)
                              ---------  ----------      ---------   ---------

     Net income (loss)....... $     193  $     (405)     $   2,034   $   1,503
------------------------------------------------------------------------------
Weighted average shares
 outstanding.................     4,705       5,582          4,703       5,823

Earnings (loss) per share.... $    0.04  $    (0.07)     $    0.43   $    0.26
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

            Dairy Mart Convenience Stores, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                (unaudited)
                              (in thousands)


                                                  November 2,       February 3,
                                                     1996              1996
-------------------------------------------------------------------------------
ASSETS

Current Assets:
   Cash......................................     $    6,401        $   12,654
   Short-term investment.....................          1,514                -
   Accounts and notes receivable.............         12,713             9,752
   Inventory.................................         20,004            20,928
   Prepaid expenses and other current assets.          3,181             3,454
   Deferred income taxes.....................          2,585             2,669
                                                  ----------        ----------
      Total current assets...................         46,398            49,457
                                                  ----------        ----------

Assets Held For Sale..........................         8,685             8,685
                                                  ----------        ----------

Property and Equipment, net...................        87,543            80,387
                                                  ----------        ----------

Intangible Assets, net........................        17,220            17,277
                                                  ----------        ----------

Other Assets, net.............................         9,377             9,132
                                                  ----------        ----------

Total assets..................................    $  169,223        $  164,938
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term obligations    $    1,461        $    1,430
   Accounts payable...........................        31,579            30,803
   Accrued expenses...........................        14,031            14,437
   Accrued interest...........................         1,323             3,355
                                                  ----------        ----------
      Total current liabilities...............        48,394            50,025
                                                  ----------        ----------

Long-Term Obligations, less current portion
 above........................................        99,156            99,451
                                                  ----------        ----------

Other Liabilities.............................         9,943             6,254
                                                  ----------        ----------
Stockholders' Equity:
   Preferred Stock (serial)...................            -                 -
   Class A Common Stock.......................            35                33
   Class B Common Stock.......................            30                30
   Paid-in capital............................        30,457            29,971
   Retained earnings (deficit)................        (3,787)           (5,821)
   Treasury stock, at cost....................        (5,005)           (5,005)
   Note receivable from DM Associates.........       (10,000)          (10,000)
                                                  ----------        ----------
         Total stockholders' equity...........        11,730             9,208
                                                  ----------        ----------

Total liabilities and stockholders' equity....    $  169,223        $  164,938
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                Dairy Mart Convenience Stores, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                    (Unaudited)
                                   (in thousands)

                                            FOR THE THREE FISCAL QUARTERS ENDED
                                            -----------------------------------
                                                   November 2,      October 28,
                                                      1996             1995
-------------------------------------------------------------------------------
Cash flows from operating activities:

  Net Income.....................................  $    2,034       $    1,503
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Cash flow effect of corporate governance
      issues and restructuring initiatives and
      other operating costs......................      (1,350)          (2,310)
    Depreciation and amortization................       8,850            9,060
    Amortization of original issue discount......         146               -
    Change in deferred income taxes..............        (751)           3,142
    Loss on other disposition of properties, net.         115               54
    Net change in assets and liabilities:
         Accounts and notes receivable...........      (2,961)           1,401
         Inventory...............................         924            6,224
         Accounts payable........................         776              997
         Accrued interest........................      (2,032)          (1,990)
        Other assets and liabilities.............       4,906           (5,378)
-------------------------------------------------------------------------------
Net cash provided by operating activities........      10,657           12,703
-------------------------------------------------------------------------------

Cash flows from investing activities:

  Purchase of and increase in short-term
    investments..................................      (1,514)             (78)
  Purchase of property and equipment.............     (17,763)         (13,820)
  Proceeds from sale of property, equipment and
     assets held for sale........................       2,839           13,817
  Increase in long-term notes receivable.........      (1,427)            (701)
  Proceeds from collection of long-term notes
    receivable...................................       1,261              729
  Increase in intangibles and other assets.......        (384)             (69)
-------------------------------------------------------------------------------
Net cash used in investing activities............     (16,988)            (122)
-------------------------------------------------------------------------------

Cash flows from financing activities:

  Increase in long-term obligations..............         650               -
  Repayment of long-term obligations.............      (1,060)          (1,520)
  Issuance of common stock.......................         488               93
-------------------------------------------------------------------------------
Net cash provided (used) by financing activities.          78           (1,427)
-------------------------------------------------------------------------------

(Decrease) increase in cash......................      (6,253)          11,154
Cash at beginning of fiscal year.................      12,654            4,512
-------------------------------------------------------------------------------

Cash at end of third fiscal quarter..............  $    6,401       $   15,666
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

<PAGE)
             Dairy Mart Convenience Stores, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 2, 1996
                                  (Unaudited)


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


2.       Changes in Capital Accounts
         ---------------------------
         An analysis of the capital stock accounts for the first three fiscal quarters ended November 2, 1996 follows:

                                                   Common Stock
                           ---------------------------------------------------
                           Class A     Class B
                            Shares       Shares                    Paid-in
                           issued at    issued at                  Capital
                             $.01         $.01                   in excess of
                           par value    par value      Amount      par value
                           ---------------------------------------------------
Balance February 3, 1996    3,326,296    2,959,017   $  62,854   $  29,970,606
Employee stock purchase
 plan                           7,608           -           76          35,638
Stock options exercised       140,875           -        1,409         450,348
                            ---------    ---------   ---------   -------------
Balance November 2, 1996    3,474,779    2,959,017   $  64,339   $  30,456,592
                            ---------    ---------   ---------   -------------

         As of November 2, 1996, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 2,953,154 Class A shares and 2,783,060 Class B shares outstanding.

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

4.       Seasonality

         The results of operations for the first three fiscal quarters ended November 2, 1996 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

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



             Supplemental Consolidating Statement of Operations
            for the Three Fiscal Quarters Ended November 2, 1996

                                      Parent    Guarantor
                                      Company   Subsidiaries    FINOP   Eliminations   Consolidated
                                      -------   ------------   -------  ------------   ------------

                                                            (in thousands)

Revenues............................  $ 1,027    $443,377      $  400     $     -      $444,804
                                      -------    --------      ------     --------     --------

Cost of goods sold and expenses:
  Cost of goods sold................       -      325,892          -            -       325,892
  Operating and administrative
   expenses.........................      208     107,116          -            -       107,324
  Interest expense..................    7,540         380         267           -         8,187
                                      -------    --------      ------     --------     --------
                                        7,748     433,388         267           -       441,403
                                      -------    --------      ------     --------     --------
Income (loss) before income taxes
   and equity in income (loss)
   of consolidated subsidiaries.....   (6,721)      9,989         133           -         3,401

Benefit from (provision for)
 income taxes.......................    2,967      (4,316)        (18)          -        (1,367)
                                      -------    --------      ------     --------     --------

Income (loss) before equity in
   income (loss) of consolidated
   subsidiaries.....................   (3,754)      5,673         115           -         2,034

Equity in income (loss) of
 consolidated subsidiaries..........    5,788         115          -        (5,903)          -
                                      -------    --------      ------     --------     --------
   Net income (loss)................  $ 2,034    $  5,788      $  115     $ (5,903)    $  2,034
                                      =======    ========      ======     ========     ========

                        Supplemental Consolidating Balance Sheets
                                as of November 2, 1996

                                      Parent    Guarantor
                                      Company   Subsidiaries   FINOP    Eliminations  Consolidated
                                      -------   ------------  -------   ------------  ------------

                                                             (in thousands)
ASSETS

Current Assets:
   Cash............................. $  3,271    $  2,072     $ 1,058    $      -      $  6,401
   Short-term investment............       -           -        1,514           -         1,514
   Accounts and notes receivable....       -       11,996         717           -        12,713
   Inventory........................       -       20,004          -            -        20,004
   Prepaid expenses and
    other current assets............       81       3,100          -            -         3,181
   Deferred income taxes............      923       1,662          -            -         2,585
                                     --------    --------     -------    ---------     --------
      Total current assets..........    4,275      38,834       3,289           -        46,398
                                     --------    --------     -------    ---------     --------

Assets Held For Sale................       -        8,685          -            -         8,685
Property and Equipment, net.........       -       87,543          -            -        87,543
Intangible Assets, net..............       -       17,220          -            -        17,220
Other Assets, net...................    3,320       3,609       2,448           -         9,377
Investment in and advances to
  subsidiaries......................  114,402       1,371         669     (116,442)          -
                                     --------    --------     -------    ---------     --------
Total assets........................ $121,997    $157,262     $ 6,406    $(116,442)    $169,223
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations.......... $  1,145    $    316     $    -     $      -      $  1,461
   Accounts payable.................   15,045      16,534          -            -        31,579
   Accrued expenses.................      639      13,384           8           -        14,031
   Accrued interest.................    1,236          -           87           -         1,323
                                     --------    --------     -------    ---------     --------
      Total current liabilities.....   18,065      30,234          95           -        48,394
                                     --------    --------     -------    ---------     --------
Long-Term Obligations,
 less current portion above.........   92,117       2,809       4,230           -        99,156
Other Liabilities...................       85       9,817          41           -         9,943
Stockholders' Equity................   11,730     114,402       2,040     (116,442)      11,730
                                     --------    --------     -------    ---------     --------
Total liabilities and
  stockholders' equity.............. $121,997    $157,262     $ 6,406    $(116,442)    $169,223
-----------------------------------------------------------------------------------------------

                        Supplemental Consolidating Statement of Cash Flows
                       for the Three Fiscal Quarters ended November 2, 1996

                                           Parent   Guarantor
                                           Company  Subsidiaries  FINOP  Eliminations  Consolidated
                                           -------  ------------  -----  ------------  ------------

                                                            (in thousands)
Net cash provided by (used in) operating
  activities.............................  $(9,377)   $19,994   $    40    $    -        $10,657
                                           -------    -------   -------    -------       -------
Cash flow from investing activities:
  Purchase of and increase in short-term
   investments...........................       -          -     (1,514)        -         (1,514)
  Purchase of property and equipment.....       -     (17,763)       -          -        (17,763)
  Proceeds from sale of property,
   equipment and assets held for sale....       -       2,839        -          -          2,839
  Investment in and advances to
   subsidiaries..........................   10,810    (10,416)     (394)        -             -
  Increase in long-term notes receivable.       -        (120)   (1,307)        -         (1,427)
  Proceeds from collection of
   long-term receivables.................       -          70     1,191         -          1,261
   Increase in intangibles
   and other assets......................       -        (390)        6         -           (384)
                                           -------    -------   -------    -------       -------
Net cash provided by (used in) investing
  activities.............................   10,810    (25,780)   (2,018)        -        (16,988)
                                           -------    -------   -------    -------       -------

Cash flows from financing activities:
  Increase in revolving loan, net........      300        350        -          -            650
  Repayment of long-term obligations.....     (689)      (363)       (8)        -         (1,060)
  Increase in common stock and paid-in
   capital...............................      488         -         -          -            488
                                           -------    -------   -------    -------       -------
Net cash provided (used) by financing
 activities..............................       99        (13)       (8)        -             78
                                           -------    -------   -------    -------       -------

Increase (decrease) in cash..............    1,532     (5,799)   (1,986)        -         (6,253)
Cash at beginning of year................    1,739      7,871     3,044         -         12,654
                                           -------    -------   -------    -------       -------
Cash at end of third fiscal quarter......  $ 3,271    $ 2,072   $ 1,058    $    -        $ 6,401
                                           =======    =======   =======    =======       =======

                        Supplemental Consolidating Statement of Operations
                       for the Three Fiscal Quarters ended October 28, 1995

                                      Parent    Guarantor
                                      Company   Subsidiaries    FINOP   Eliminations  Consolidated
                                      -------   ------------   -------  ------------  ------------

                                                             (in thousands)

Revenues............................  $   557    $427,260      $  377     $     -     $428,194
                                      -------    --------      ------     --------    --------

Cost of goods sold and expenses:
  Cost of goods sold................       -      309,649          -            -      309,649
  Operating and administrative
   expenses.........................      298     108,531          -            -      108,829
  Interest expense..................    5,946         767         269           -        6,982
                                      -------    --------      ------     --------    --------
                                        6,244     418,947         269           -      425,460
                                      -------    --------      ------     --------    --------
  Income (loss) before income taxes
   and equity in income (loss)
   of consolidated subsidiaries.....   (5,687)      8,313         108           -        2,734

Benefit from (provision for)
 income taxes.......................    2,510      (3,722)        (19)          -       (1,231)
                                      -------    --------      ------     --------    --------
  Income (loss) before equity in
   income (loss) of consolidated
   subsidiaries.....................   (3,177)      4,591          89           -        1,503

Equity in income (loss) of
 consolidated subsidiaries..........    4,680          89          -        (4,769)         -
                                      -------    --------      ------     --------    --------
   Net income (loss)................  $ 1,503    $  4,680      $   89     $ (4,769)   $  1,503
                                      =======    ========      ======     ========    ========


                        Supplemental Consolidating Balance Sheets
                                as of February 3, 1996

                                      Parent    Guarantor
                                      Company   Subsidiaries    FINOP   Eliminations  Consolidated
                                      -------   ------------   ------   ------------  ------------

                                                            (in thousands)
ASSETS

Current Assets:
   Cash............................. $  1,739    $  7,871      $3,044    $      -     $ 12,654
   Accounts and notes receivable....       -        9,081         671           -        9,752
   Inventory........................       -       20,928          -            -       20,928
   Prepaid expenses and
    other current assets............       60       3,394          -            -        3,454
   Deferred income taxes............      859       1,810          -            -        2,669
                                     --------    --------      ------     --------    --------
      Total current assets..........    2,658      43,084       3,715           -       49,457
                                     --------    --------      ------     --------    --------

Assets Held For Sale................       -        8,685          -            -        8,685
Property and Equipment, net.........       -       80,387          -            -       80,387
Intangible Assets, net..............       -       17,277          -            -       17,277
Other Assets, net...................    2,442       4,352       2,338           -        9,132
Investment in and advances to
  subsidiaries......................  119,309       1,650         275     (121,234)         -
                                     --------    --------      ------     --------    --------
Total assets........................ $124,409    $155,435      $6,328    $(121,234)   $164,938
----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations.......... $    932    $    490      $    8    $      -     $  1,430
   Accounts payable.................   15,919      14,875           9           -       30,803
   Accrued expenses.................    2,211      12,221           5           -       14,437
   Accrued interest.................    3,236          -          119           -        3,355
                                     --------    --------      ------     --------    --------
      Total current liabilities.....   22,298      27,586         141           -       50,025
                                     --------    --------      ------     --------    --------
Long-Term Obligations,
 less current portion above.........   92,573       2,648       4,230           -       99,451
Other Liabilities...................      330       5,892          32           -        6,254
Stockholders' Equity................    9,208     119,309       1,925     (121,234)      9,208
                                     --------    --------      ------     --------    --------
Total liabilities and
  stockholders' equity.............. $124,409    $155,435      $6,328    $(121,234)   $164,938
----------------------------------------------------------------------------------------------

                            Supplemental Consolidating Statement of Cash Flows
                                for the Three Quarters ended October 28, 1995

                                           Parent   Guarantor
                                           Company  Subsidiaries  FINOP  Eliminations  Consolidated
                                           -------  ------------  -----  ------------  ------------

                                                            (in thousands)
Net cash (used in) provided by operating
  activities.............................  $(7,871)   $20,205   $   369    $    -      $12,703
                                           -------    -------   -------    -------     -------
Cash flow from investing activities:
  Purchase of and increase in short-term
   investments...........................       -          -        (78)        -          (78)
  Purchase of property and equipment.....       -     (13,820)       -          -      (13,820)
  Proceeds from sale of property,
   equipment and assets held for sale....       -      13,817        -          -       13,817
  Investment in and advances to
   subsidiaries..........................   13,989    (14,076)       87         -           -
  Increase in long-term notes receivable.       -          -       (701)        -         (701)
  Proceeds from collection of
   long-term receivables.................       -          86       643         -          729
  Increase in intangibles
   and other assets......................      710       (783)        4         -          (69)
                                           -------    -------   -------    -------     -------
 Net cash provided by (used in)
   investing activities..................   14,699    (14,776)      (45)        -         (122)
                                           -------    -------   -------    -------     -------

Cash flows from financing activities:
  Repayment of long-term obligations.....      541     (2,061)       -          -       (1,520)
  Increase in common stock and paid-in
   capital...............................       93         -         -          -           93
                                           -------    -------   -------    -------     -------
Net cash used in financing activities....      634     (2,061)       -          -       (1,427)
                                           -------    -------   -------    -------     -------

Increase (decrease) in cash..............    7,462      3,368       324         -       11,154
Cash at beginning of year................       -       3,418     1,094         -        4,512
                                           -------    -------   -------    -------     -------
Cash at end of third fiscal quarter......  $ 7,462    $ 6,786   $ 1,418    $    -      $15,666
                                           =======    =======   =======    =======     =======

             Dairy Mart Convenience Stores, Inc. and Subsidiaries
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

          Revenues for the current year first three fiscal quarters increased by $16.6 million from the prior year first three fiscal quarters, and revenues for the third fiscal quarter increased by $3.8 million from the prior year third fiscal quarter. A summary of revenues by functional area for the comparative third fiscal quarter and the first three fiscal quarters is as follows:

                                FOR THE THIRD FISCAL      FOR THE THREE FISCAL
                                    QUARTER ENDED            QUARTERS ENDED
                                ---------------------     --------------------
                                 Nov 2,       Oct 28,     Nov 2,       Oct 28,
(in millions)                     1996         1995        1996         1995
------------------------------------------------------------------------------
Convenience store                $ 85.6       $ 87.3      $257.3       $256.8
Gasoline                           59.7         55.5       183.9        169.1
Other                               2.0          0.7         3.6          2.3
                                 -------------------      -------------------
 Total                           $147.3       $143.5      $444.8       $428.2
                                 ===================      ===================

          Convenience store revenues increased $0.5 million, or 0.2%, in the current year first three fiscal quarters primarily due to a 1.9% increase in comparable store sales, mostly offset by a reduction of approximately
70 underperforming stores in the current year first three fiscal quarters. For the third fiscal quarter alone, convenience store revenues decreased by $1.7 million or 1.95%, primarily due to a reduction of approximately 60 underperforming stores, partially offset by a 0.8% increase in comparable store sales. Although the reduction in stores had a negative impact on revenues, they did not have a material adverse effect on results of operations, since the majority of stores closed or sold had been operating at a loss.
      Gasoline revenues increased $14.8 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters due to an increase in the average selling price of gasoline of
8.3 cents per gallon, combined with an increase in total gasoline gallons sold of 0.9 million. For the current year third fiscal quarter alone, gasoline revenues increased $4.2 million due to an increase in the average selling price of gasoline of 10.8 cents per gallon, partially offset by a decrease in gasoline gallons sold of 1.3 million. On a per location basis, average gallons sold increased by 6.6% and 1.8% in the current year first three fiscal quarters and third fiscal quarter, respectively, as compared to the corresponding periods of the prior year. The increase in the average store gallons sold was due to the further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at certain existing locations offset by the closure of certain low volume gasoline locations.

    Gross Profits

          Gross profits for the current year first three fiscal quarters and for the current year third fiscal quarter increased by $0.4 million from the corresponding periods of the prior year. A summary of the gross profits by functional area for the comparative third fiscal quarter and the first three fiscal quarters is as follows:

                                FOR THE THIRD FISCAL      FOR THE THREE FISCAL
                                    QUARTER ENDED            QUARTERS ENDED
                                ---------------------     --------------------
                                 Nov 2,       Oct 28,     Nov 2,       Oct 28,
(in millions)                     1996         1995        1996         1995
------------------------------------------------------------------------------
Convenience store                $ 31.7       $ 33.5      $ 95.9       $ 97.9
Gasoline                            7.3          6.4        19.4         18.3
Other                               2.0          0.7         3.6          2.3
                                 -------------------      -------------------
     Total                       $ 41.0       $ 40.6      $118.9       $118.5
                                 ===================      ===================

          Convenience store gross profits decreased by $2.0 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and convenience store gross profits for the current year third fiscal quarter decreased by $1.8 million as compared to the prior year third fiscal quarter. These decreases were primarily due to lower product gross margins and due to the overall reduction in the average number of stores, as described above, partially offset by increased marketing allowances and an increase in comparable store sales, as described above.
          Gasoline gross profits increased by $1.1 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters and gasoline gross profits in the current year third fiscal quarter increased by $0.9 million as compared to the prior year third fiscal quarter. These increases were due to a gasoline excise tax rebate due the Company of $1.2 million from the state of Kentucky since the Kentucky Supreme Court ruled that these taxes were improperly assessed and collected. Excluding the excise tax rebate discussed above, gasoline gross profits for the current year first three fiscal quarters and the third fiscal quarter decreased by $0.1 million and $0.3 million, respectively, as compared to the corresponding periods of the prior year. The decrease in the current year first three fiscal quarters as compared to the corresponding period of the prior year was due to a decrease of
0.13 cents in gross profit per gallon, partially offset by an increase in gasoline gallons sold, as described above. The decrease in the current year third fiscal quarter as compared to the corresponding period of the prior year was due to a decrease of 0.3 cents in gross profit per gallon, combined with a decrease in gasoline gallons sold, as described above.
          Other gross profits increased by $1.3 million in the current year first three fiscal quarters and for the current year third fiscal quarter as compared to the corresponding periods of the prior year. These increases were due to the recognition of a $0.4 million one-time license fee earned upon the start up of a foreign consulting agreement and approximately $0.8 million in interest income associated with the excise tax rebate discussed above.

Operating and Administrative Expenses

          Operating and administrative expenses for the current year first three fiscal quarters decreased $1.5 million from the prior year first three fiscal quarters, and operating and administrative expenses for the third fiscal quarter decreased by $0.9 million from the prior year third fiscal quarter. A summary of expenses by functional area for the comparative third fiscal quarter and the first three fiscal quarters is as follows:

                                FOR THE THIRD FISCAL      FOR THE THREE FISCAL
                                    QUARTER ENDED            QUARTERS ENDED
                                ---------------------     --------------------
                                 Nov 2,       Oct 28,     Nov 2,       Oct 28,
(in millions)                     1996         1995        1996         1995
------------------------------------------------------------------------------
Convenience store                $ 25.0       $ 25.0      $ 74.6       $ 74.0
Gasoline                            3.4          3.2        10.4          9.6
Administrative and other            9.6         10.7        22.3         25.2
                                 ------       ------      ------       ------
     Total                       $ 38.0       $ 38.9      $107.3       $108.8
                                =======       ======      ======       ======

          Convenience store operating expenses increased by $0.6 million in the current year first three fiscal quarters, and convenience store operating expenses remained constant in the current year third fiscal quarter as compared to the corresponding periods of the prior year due to higher labor, rent and depreciation costs on a per store basis, partially offset by the closure or sale of underperforming stores as described above.
          Gasoline operating expenses increased by $0.8 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and gasoline operating expenses increased by $0.2 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter. These increases were due to the operation of higher volume new or remodelled and expanded facilities, as described above combined with an increase in environmental expenses associated with the remediation of gasoline locations after considering probable reimbursements from various state environmental trust funds.
          Administrative and other expenses decreased by $2.9 million in the current year first three fiscal quarters, and administrative and other expenses decreased by $1.1 million in the current year third fiscal quarter as compared to the corresponding periods of the prior year. Both the current year first three fiscal quarters and third fiscal quarter were favorably impacted by a reduction of $1.8 million and $1.5 million, respectively, of costs and expenses associated with corporate governance issues, restructuring initiatives and other operating costs. In addition, administrative and other expenses decreased in the current year first three fiscal quarters as compared to the corresponding period of the prior year primarily due to lower professional fees and reduced administrative support costs. The decrease in professional fees was due to a $0.6 million payment to the Company from the settlement of previously pending litigation.

Interest Expense and Taxes
          Interest expense increased in the current year first three fiscal quarters and the third fiscal quarter as compared to the corresponding periods of the prior year due to an increased level of borrowing associated with the issuance of $13.5 million principal amount of 10.25% senior subordinated notes (Series B) in December 1995.
          The effective tax rate for the Company was a provision of 40% for both the current year first three fiscal quarters and the current year third fiscal quarter as compared to a provision of 40% for the prior year first three fiscal quarters and a benefit of 40% for the prior year third fiscal quarter. The Company provides for income taxes at the effective rate expected to be incurred for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations in the current year first three fiscal quarters significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures of the Company are primarily funded by the excess operating cash flow and by the cash generated from the sale of certain assets. In addition, the Company has a revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. Management believes that the cash flow from operations and the proceeds from the sale of certain assets, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see Capital Expenditures).

Cash Provided by Operating Activities
      During the current year first three fiscal quarters, net cash generated by operations was $2 million lower than the prior year first three fiscal quarters. This decrease was primarily due to a net unfavorable change in accounts and notes receivable and inventory, partially offset by a net favorable change in other assets and liabilities, net of the change in deferred income taxes, improved results of operations in the current year first three fiscal quarters (see Results of Operations) and reduced cash outflows in the current fiscal year related to certain costs and expenses associated with corporate governance issues, restructuring initiatives and other operating costs. The net unfavorable change in accounts and notes receivable was due to a reduction in accounts and notes receivable in the prior year as compared to an increase in the current year from a gasoline excise tax rebate due the Company (see Results of Operations). The net unfavorable change associated with inventory was due to a reduced amount of inventory liquidations in the current year associated with store closures or sales of underperforming stores. The net unfavorable change in other assets and liabilities, net of the change in deferred income taxes, was due to the receipt of marketing allowances from a grocery wholesaler under the terms of a new supply agreement which expires in fiscal 2006. The Company is deferring these marketing allowances over the life of the agreement.
      During the current year first three fiscal quarters, the Company paid its trade payables in an average of 26 days, compared to 27 days for both the fiscal year ended February 3, 1996 and for the prior year first three fiscal quarters. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuer of the money orders. As of November 2, 1996 and February 3, 1996, the amounts due the issuer were $7.9 million and $7.6 million, respectively.

Cash Used by Financing Activities
      Cash provided by financing activities increased by $1.5 million in the current year first three fiscal quarters as compared to the corresponding period of the prior year primarily due to lower debt service requirements and due to an increase in the Company's long-term obligations.
      During the current year first three fiscal quarters, the Company entered into a new $30.0 million senior revolving credit facility with $15.0 million available for the issuance of letters of credit. The Company may utilize the new revolving credit facility as needed for working capital and general corporate purposes. As of November 2, 1996 the Company had no outstanding revolving credit loans and had $5.6 million in outstanding letters of credit.

Cash Used by Investing Activities
      Net cash used by investing activities increased by $16.9 million in the current year first three fiscal quarters as compared to the corresponding period of the prior year due to reduced cash flows generated from the sale of certain assets. In addition, the Company increased its capital expenditures with respect to new store construction and remodeling of existing store locations. Finally, the Company's investing activities included the purchase in the current year first fiscal quarter of a U.S. Treasury Bill.

Capital Expenditures
      The Company anticipates spending approximately $20 to $25 million for capital expenditures in fiscal 1997 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing stores, installing fast food concepts, such as Taco Bell , Subway and Pizza Hut in the new and remodeled stores, installing store automation in a number of locations, significantly upgrading certain gasoline locations to provide credit card readers at the pump, improve outdoor lighting and to meet current environmental standards (see Environmental Responsibility). These capital expenditures will be funded primarily by the Company's available cash, cash generated from operations and by cash generated from the disposition of assets held for sale, supplemented by the availability of the Company's senior revolving line of credit. The Company intends to lease the real estate for the majority of new store locations.

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

Environmental Responsibility
     The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of November 2, 1996, the Company had recorded an accrual of $1,868,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.
     The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of November 2, 1996, the Company has recorded a net state trust fund reimbursement receivable of $1,381,000 (representing a gross receivable of $2,141,000 less an allowance of $760,000). Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from state environmental trust funds will be received within one to four years from the payment of the reimbursable assessment and remediation expenses.
    In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $10.0 to $12.0 million in the aggregate through December 1998. These costs could be reduced for low volume locations closed in lieu of the capital cost of compliance.
     The Company's estimate of costs to be incurred for environmental assessment and remediation and for required underground storage tank upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements or detection of unanticipated environmental conditions.

                                   Part II.
                               Other Information
Item 6.  Exhibits and Reports on Form 8-K.

      (a.)        Exhibits:
                  1.    Exhibit (3.ii)- Amended and Restated By-Laws.
                  2.    Exhibit (11)- Statement re Computation of Per-Share
                         Earnings.
                  3.    Exhibit (27) - Financial Data Schedule.
                  Submitted in electronic format only.

      (b.)        8-K Reports:
                  During the third quarter of fiscal 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DAIRY MART CONVENIENCE STORES, INC.


Date:  December 17, 1996                /s/ Gregory G. Landry
                                    Gregory G. Landry
                                    Executive Vice President
                                    Chief Financial Officer