Form 10-K
period 1997-02-01
DAIRY MART CONVENIENCE STORES INC
filed 1997-05-01
CIK 721675

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended FEBRUARY 1, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Transition Period From ______ to ______

                         Commission File Number 0-12497

                               ------------------

                       DAIRY MART CONVENIENCE STORES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             04-2497894
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                  210 BROADWAY EAST, CUYAHOGA FALLS, OHIO 44222
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (330) 923-0421

                             -----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
                 Title of each class           on which registered
                        None                           None

           Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock (Par Value $.01)
                     Class B Common Stock (Par Value $.01)
                                (Titles of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 1, 1997, 2,987,951 shares of Class A Common Stock and 2,783,060 shares of Class B Common Stock were outstanding, and the aggregate market value of both classes of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $18,036,470.00.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's 1997 definitive proxy statement to be filed pursuant to Registration 14A within 120 days after the end of Registrant's fiscal year are incorporated by reference in Part III.

                                     PART I
                                     ------

ITEM 1. BUSINESS

GENERAL

        Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart"), operates one of the nation's largest convenience store chains. Founded in 1957, the Company operates or franchises approximately 811 stores under the "Dairy Mart" name in 11 states located in the Northeast, Midwest and Southeast. Approximately 360 stores sell gasoline and approximately 268 stores are franchised.

        In March 1997, the Company announced that it had agreed to sell its 161 store locations in Connecticut, Rhode Island, Massachusetts and New York to the DB Companies, Inc., a Rhode Island based convenience store operator and gasoline wholesaler and retailer for approximately $39.7 million. This transaction is subject to certain contingencies but is expected to close on or about May 15, 1997.

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

        The Company is incorporated in Delaware and maintains its principal executive offices at 210 Broadway East, Cuyahoga Falls, Ohio 44222. The Company's telephone number is (330) 923-0421.

STORES

        The Company's stores are generally located in densely populated suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. Approximately 360 locations also sell gasoline, which the Company believes is an important convenience for customers. Shelving and displays, including refrigeration units, deli and other fast food counters and displays, are designed to encourage customers to purchase high profit margin products including impulse purchase items such as candy, fountain drinks and ice cream novelties. Stores are located on sites which are well-lit, easily accessible by customers and provide ample parking. All of the Company's stores also offer extended hours for additional convenience, with over one-half of the stores open 24 hours per day. A typical Dairy Mart store ranges between 2,400 and 3,700 square feet and is a free standing structure.

        As of February 1, 1997, the Company operated and franchised retail convenience stores in the following three regions of the United States:

                                                                         NUMBER OF
NORTHEAST REGION                                                           STORES
                                                                           ------
   Massachusetts ......................................................       58
   Connecticut ........................................................       52
   New York ...........................................................       35
   Rhode Island .......................................................       16
                                                                             ---
        Total Northeast Stores ........................................      161
                                                                             ---
MIDWEST REGION

   Ohio ...............................................................      401
   Michigan ...........................................................       33
   Pennsylvania .......................................................       34
                                                                             ---
        Total Midwest Stores ..........................................      468
                                                                             ---
SOUTHEAST REGION

   Kentucky ...........................................................      142
   Indiana ............................................................       20
   Tennessee ..........................................................       13
   North Carolina .....................................................        7
                                                                             ---
        Total Southeast Stores ........................................      182
                                                                             ---
            Total Stores ..............................................      811
                                                                             ===


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

        The Company has historically evaluated the performance of each of its stores in order to determine its contribution to the Company's overall profitability. Management has raised the acceptable level that a store's performance must meet in order for the store to be eligible for on-going capital expenditure support from the Company. Accordingly, in fiscal year 1997, the Company closed 75 of its retail convenience stores and 24 of its retail gasoline facilities due to their inability to meet the Company's economic and non-economic criteria for long-term stability and growth.

NEW STORES

        A major component in the Company's growth strategy is to continue to build new stores and increase its level of gasoline sales. All new store locations have significantly expanded gasoline retailing capacity and devote a greater amount of selling space to high profit margin products.

TECHNOLOGICAL UPGRADE

        The Company's Information Systems group will begin rolling out in June 1997 a comprehensive store automation program which will significantly improve the efficiency of the existing store operations and corporate support functions. These enhancements, once implemented, will provide more detailed and timely information regarding store operations, including composition of sales, inventory levels and product pricing and profit analysis.

GASOLINE OPERATIONS

        Gasoline sales enable the Company to significantly increase a store's total level of sales without a commensurate increase in overhead. Gasoline sales accounted for approximately 42% of total revenues of the Company in fiscal year 1997, approximately 40% for fiscal year 1996 and approximately 35% in fiscal year 1995. As of February 1, 1997, 360 stores sold gasoline. Financial information related to the Company's gasoline operations for the last three fiscal years is set forth in Note 11 to the Consolidated Financial Statements.

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

PRODUCT SELECTION

        All stores generally offer more than 3,000 food and non-food items limited to well-known brand names, as well as the Company's private label products. Most of these items would typically be offered in supermarkets. Food items include a wide variety of products, including canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, hot dogs, deli meats and deli sandwiches and similar foods. Non-food products and services include gasoline, cigarettes, health and beauty aids, publications, lottery tickets and money orders. In addition to selling well-known brand name products, the stores offer many products that bear the "Dairy Mart" private label, including milk, bakery products, juices and other non-carbonated beverages, ice cream and other dairy products such as dips and cheeses.

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

FRANCHISE OPERATIONS

        The Company franchises 268 stores throughout its three geographic regions. Franchise stores generally follow the same operating policies as Company stores, and are subject to Company supervision under franchise agreements. Company operated and franchise stores are of the same basic store design and sell substantially the same products. Most franchisees purchase their products through the same supplier used by the Company.

        The Company offers two types of franchising arrangements- the "full" franchise and the "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store, and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of February 1, 1997, there were 118 full franchise locations and 150 limited franchise locations.

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

        The following table sets forth the number of stores, on both a Company operated and franchise operated basis, that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:

                                 February 1, 1997                 February 3, 1996                       January 28, 1995
                          -----------------------------    -------------------------------      ---------------------------------
                          Company    Franchise             Company      Franchise                Company     Franchise
                          Operated   Operated     Total    Operated     Operated     Total      Operated    Operated        Total
                          --------   ---------    -----    --------     ---------    -----      --------    ----------    --------

At beginning of period..    587          290        877        644          317        961          687          335        1,022

Opened or acquired .....      9           --          9          8           --          8           10            1           11

Closed or sold .........    (55)         (20)       (75)       (68)         (24)       (92)         (57)         (15)         (72)

Transferred (net) ......      2           (2)        --          3           (3)        --            4           (4)          --
                            ---       ------     ------     ------       ------     ------       ------       ------       ------
At end of period .......    543          268        811        587          290        877          644          317          961
                           ====       ======     ======     ======       ======     ======       ======       ======       ======



INTERNATIONAL OPERATIONS

        The Company conducts business outside the United States as a licensor or as a consultant. Currently, the Company is a party to two agreements with convenience store operators in South Korea and Malaysia. As with the Company's prior international arrangements, both agreements require a specified commitment of Company personnel, but do not require any significant commitment of capital.

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

EMPLOYEES

        As of February 1, 1997 exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 4,100 employees.

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

        In addition to ongoing assessment and remediation costs, the Company presently estimates that it will be required to make capital expenditures, including those requiring upgrading or replacing of existing USTs, ranging from approximately $7.0 to $8.0 million in the aggregate over the next three fiscal years to comply with current federal and state UST regulations, which capital expenditures could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Responsibility").

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

ITEM 2.   PROPERTIES

        Of the 811 stores in operation as of February 1, 1997, 109 store locations were owned by the Company and 702 were leased. In addition, the Company owns 23 locations and is the primary lessee for 92 locations not currently operated as Dairy Mart stores. The Company's policy is to endeavor to lease or sublease such locations to third parties. From time to time the Company enters into sale-leaseback transactions whereby the Company sells retail locations and leases such locations back from the purchasers.

        Subsequent to year-end, the Company entered into an agreement to sell its former administrative office building and plant facility located in Cuyahoga Falls, Ohio (see Note 17 to the Consolidated Financial Statements). In addition, the Company agreed to lease its new corporate headquarters facility in Hudson, Ohio. The new facility is expected to be ready for occupancy by the fall of 1997. The Company also leases administrative offices for its Southeast regional offices. The Company owns its former corporate headquarters facility in Enfield, Connecticut. This facility has approximately 77,000 square feet and is located on eighty-eight acres of land. The Company also owns its former Northeast regional operating office building and former manufacturing and processing plant located in a 33,000 square foot building in Enfield, Connecticut. In an effort to redirect capital from within the business to enhance overall returns and increase liquidity, management has agreed to sell the property noted above. In addition, the Company is attempting to sell its former corporate headquarters in Enfield, Connecticut and the former Northeast regional operating office and distribution facility in Enfield, Connecticut.

ITEM 3.   LEGAL PROCEEDINGS

        The Company has been named as a nominal defendant, along with certain of those persons who were directors of the Company in fiscal 1996, in two shareholder derivative actions captioned KAHN V. NIRENBERG (C.A. No. 14893) and UNI-MARTS, INC. V. STEIN (C.A. No. 14713), both of which are pending in the Delaware Court of Chancery of New Castle County. The plaintiffs allege, among other things, that in connection with the settlement of the dispute between Charles Nirenberg and the Company's management with respect to control of the Company, the directors violated their fiduciary duty to the Company and its stockholders, violated provisions of Delaware corporate law and wasted corporate assets. Mr. Nirenberg is a former shareholder, director and officer of the Company. The plaintiffs seek, among other things, a declaration that the current structure of the general partner of DM Associates Limited Partnership ("DM Associates") is invalid and that certain voting rights with respect to the Class B Common Stock held by DM Associates should be vested in the Company. The Company is contesting these claims and, at this time is not able to determine what the outcome of this litigation will be.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 30, 1996, the Company held its Annual Meeting of its stockholders. The following matters were voted on at the Annual Meeting:

        1. The election of Thomas W. Janes and Truby G. Proctor, Jr. as Class A Directors and Frank W. Barrett, J. Kermit Birchfield, Jr., John W. Everets, Jr., Gregory G. Landry and Robert B. Stein, Jr. as Class B Directors; and

        2. The ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending February 1, 1997.

The following chart shows the number of votes cast for each matter voted on at the Annual Meeting, the votes with respect to each constituting a majority of the votes cast with respect to each matter:

                                                 Votes
                                               ---------
        1.  Election of Mr. Janes............    894,545
        2.  Election of Mr. Proctor..........    894,545
        3.  Election of Mr. Barrett..........  2,111,004
        4.  Election of Mr. Birchfield.......  2,111,004
        5.  Election of Mr. Everets..........  2,111,004
        6.  Election of Mr. Landry...........  2,111,004
        7.  Election of Mr. Stein............  2,111,004
        8.  Ratification of Independent
             Accountants ....................  2,250,941

                                     PART II
                                     -------

ITEM 5.  MARKET INFORMATION FOR REGISTRANTS COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

        The Company has not paid any cash dividends during the last three fiscal years, and pursuant to loan covenants contained in the Company's new senior revolving credit facility, is currently restricted from paying any dividends and from repurchasing its capital stock. On September 30, 1996, the Company's Class A Common Stock and Class B Common Stock began trading on the American Stock Exchange under the symbols DMC.A and DMC.B, respectively. The Company's Class A Common Stock and Class B Common Stock were previously traded on the NASDAQ Stock Market under the symbols DMCVA and DMCVB, respectively. The following table sets forth the high and low sales prices per share of both classes of the Company's Common Stock, as quoted on The American Stock Exchange and The NASDAQ Stock Market, for the last two fiscal years.

                                                                      Class A                  Class B
                                                                      Common                   Common
                                                                      Stock                     Stock
                                                              ------------------------------------------------
                                                               High            Low         High          Low

--------------------------------------------------------------------------------------------------------------
Fiscal Year Ended February 1, 1997:
--------------------------------------------------------------------------------------------------------------
First Quarter                                                  6 1/4          5 1/2       6 3/4         5 3/8
Second Quarter                                                 6 3/8          5 1/8       6 1/2         5
Third Quarter                                                  6              4 1/4       6             4 3/4
Fourth Quarter                                                 5 7/8          4           5 13/16       3 7/8
--------------------------------------------------------------------------------------------------------------
Fiscal Year Ended February 3, 1996:
--------------------------------------------------------------------------------------------------------------
First Quarter                                                  4 5/8          3 5/8       4 7/8         3 3/4
Second Quarter                                                 5              4 3/4       5 1/2         4 3/4
Third Quarter                                                  6 3/8          5 5/8       7 1/4         6 2/15
Fourth Quarter                                                 6 1/4          5 1/2       6 3/4         5 1/2
--------------------------------------------------------------------------------------------------------------



There were approximately 3,000 stockholders as of April 1, 1997. Included in this number are shares held in nominee or street names.

ITEM 6.  SELECTED FINANCIAL DATA

Five Years Ended February 1, 1997                                          1997       1996       1995          1994       1993
---------------------------------                                        -------------------------------------------------------
                                                                                  (in thousands, except per share amounts)

OPERATING RESULTS:

Revenues ................................................................$ 585,746  $ 571,311  $ 596,782     $ 591,500 $ 580,014
                                                                         -------------------------------------------------------
Interest Expense ........................................................   10,877      9,661     10,435         7,644     7,456
                                                                         -------------------------------------------------------
Income (Loss) Before Income Taxes, Extraordinary Item
     and Cumulative Effect of Accounting Change .........................   (2,613)    (9,220)   (17,319)        3,102    (4,797)
                                                                         -------------------------------------------------------
Net Income (Loss) .......................................................   (1,886)    (6,000)   (11,150)          866    (6,850)
                                                                         -------------------------------------------------------
Earnings (Loss) Per Share:

     Before Extraordinary Item and Cumulative Effect of Accounting Change     (.42)     (1.12)     (1.94)         .33       (.53)
                                                                         -------------------------------------------------------
     Net Earnings (Loss) Per Share ......................................     (.42)     (1.12)     (2.01)         .16      (1.26)
                                                                         -------------------------------------------------------
BALANCE SHEET DATA:

Net Property and Equipment ..............................................$  89,448  $  80,387   $ 70,578     $  93,774  $ 93,076
                                                                         -------------------------------------------------------
Total Assets ............................................................  175,505    164,938    172,228       169,442   175,178
                                                                         -------------------------------------------------------
Long-Term Obligations (a) ...............................................  110,428    100,881     90,268        77,343    81,035
                                                                         -------------------------------------------------------
Stockholders' Equity ....................................................    7,913      9,208     22,817        33,870    32,732
                                                                         -------------------------------------------------------
OTHER DATA:

Earnings Before Interest Expense, Income Taxes,

     Depreciation and Amortization (EBITDA)(b) ..........................$  20,138  $  12,831   $  5,593    $   23,646  $ 16,323
================================================================================================================================

(a)  Long-term obligations include the current portion of long-term obligations.

(b) EBITDA is significant to the Company's calculations of its financial covenants and is defined as earnings before interest expense, income taxes and depreciation and amortization expenses. EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income (loss) or cash flow from operations.

FINANCIAL HIGHLIGHTS

For the Years Ended February 1, 1997, February 3, 1996 and January 28, 1995

                                                                     1997          1996          1995
--------------------------------------------------------------------------------------------------------
                                                             (in thousands, except number of locations, gross
                                                                       profits and per share data)
FINANCIAL DATA:
  Revenues:
     Merchandise Sales ........................................    $ 335,661     $ 341,526     $ 355,435
     Gasoline Sales ...........................................      245,718       226,505       210,541
     Dairy Sales ..............................................           --            --(1)     28,563
     Other ....................................................        4,367         3,280         2,243
                                                                   -------------------------------------
                            Total Revenues ....................    $ 585,746     $ 571,311     $ 596,782
                                                                   -------------------------------------
Net loss(2) ...................................................    $  (1,886)    $  (6,000)    $ (11,150)
                                                                   -------------------------------------
STORE DATA:
  Company Operated:
     Gross Profit .............................................    $ 106,182     $ 111,153     $ 110,577
     Average Sales Per Store ..................................    $     585     $     550     $     522
     Average Gross Profit Per Store ...........................    $     196     $     189     $     172
     Number of Stores at Year End .............................          543           587           644

  Franchise Operated:
     Franchise Fee ............................................    $  18,264     $  18,805     $  19,426
     Average Sales Per Store ..................................    $     600     $     586     $     556
     Average Franchise Fees Per Store .........................    $      68     $      65     $      61
     Number of Stores at Year End .............................          268           290           317

  Total Stores:
     Gross Profit .............................................    $ 124,446     $ 129,958     $ 130,003
     Average Sales Per Store ..................................    $     590     $     562     $     533
     Average Combined Gross Profit and Franchise Fees Per Store    $     153     $     148     $     135
     Number of Stores at Year End .............................          811           877           961

  Gasoline Data:
     Gallons Sold .............................................      209,478       212,832       206,441
     Gross Profit .............................................    $  25,082     $  24,525     $  24,079
     Average Gallons Sold Per Location ........................          582           566           508
     Gross Profit Per Gallon ..................................    $  0.1138     $  0.1152     $  0.1166
     Number of Gasoline Locations at Year End .................          360           376           406


OTHER DATA:

  Weighted Average Number of Shares ...........................        4,441         5,374         5,541
  Book Value Per Share (3) ....................................    $    1.20     $    1.41     $    4.02
========================================================================================================


(1) - In fiscal 1996, the Company discontinued its manufacturing and distribution operations. The losses resulting from this operation were included in operating and administrative expenses (see Note 14 to the Consolidated Financial Statements).

(2) - Net loss for fiscal years 1996 and 1995 included special and/or unusual items. For a discussion of these special and/or unusual charges, see Note 14 to the Consolidated Financial Statements.

(3) - The calculation utilizes total outstanding shares including the dilutive effect of stock options, stock grants and stock warrants as of February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY RESULTS OF OPERATIONS

The Company's net loss for fiscal 1997 was $1.9 million as compared to a net loss of $6.0 million and $11.2 million for fiscal years 1996 and 1995, respectively. Fiscal years 1996 and 1995 results included special and/or unusual items. For a discussion of these special and/or unusual charges, see Note 14 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

REVENUES

Revenues for fiscal 1997 increased $14.4 million from fiscal 1996 and revenues for fiscal 1996 decreased $25.5 million from fiscal 1995. Fiscal 1997 and 1995 included 52 weeks whereas fiscal 1996 included 53 weeks. A summary of revenues by functional area for the three fiscal years is shown below:

                                                          Fiscal Years
                                                  ----------------------------
        (in millions)                               1997      1996        1995
        ----------------------------------------------------------------------
        Convenience stores                        $335.7    $341.5      $355.4
        Gasoline                                   245.7     226.5       210.5
        Manufacturing and distribution                -         -         28.6
        Other                                        4.3       3.3         2.3
                                                  ----------------------------
                        Total                     $585.7    $571.3      $596.8
                                                  ============================

Convenience store revenues decreased $5.8 million, or 1.7%, in fiscal 1997 as compared to fiscal 1996 due to a reduction of 75 underperforming stores, offset by a 2.9% increase in comparable store sales. Although the reduction in stores had a negative impact on revenues, they did not have a material adverse effect on the results of operations, since the majority of stores closed or sold had been operating at a loss. Convenience store revenues decreased $13.9 million or 3.9%, in fiscal 1996 as compared to fiscal 1995 due to a reduction of 92 underperforming stores, offset by a 1.3% increase in comparable store sales.

Gasoline revenues increased $19.2 million in fiscal 1997 as compared to fiscal 1996 due to an increase in the average selling price of gasoline of 10.9 cents per gallon partially offset by a decrease in gasoline gallons sold of 3.4 million. The decrease in gasoline gallons sold was due to the unfavorable impact of fiscal 1997 having one less week of operating activity in comparison to fiscal 1996, as noted above. On a per location basis, average gallonage increased by approximately 3% in fiscal 1997 as compared to fiscal 1996. The increase in average store gallons sold was due primarily to further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at certain existing locations. Gasoline revenues increased in fiscal 1996 as compared to fiscal 1995 due to an increase in total gallons sold of 6.4 million, combined with an increase in the average selling price of gasoline of 4.4 cents per gallon.

Manufacturing and distribution revenues are not reflected in fiscal 1997 or fiscal 1996 due to the closing and divestiture of the dairy manufacturing and distribution operations.

GROSS PROFITS

Gross profits for fiscal 1997 decreased $3.9 million from fiscal 1996 and gross profits for fiscal 1996 increased $0.8 million from fiscal 1995. A summary of the gross profits by functional area for the three fiscal years is shown below:

                                                                      Fiscal Years
                                                             -----------------------------
        (in millions)                                         1997      1996        1995
        -----------------------------------------------------------------------------------
        Convenience stores                                   $124.5     $130.0      $130.0
        Gasoline                                               25.1       24.5        24.1
        Manufacturing and distribution                           -          -          0.6
        Other                                                   4.3        3.3         2.3
                                                             -----------------------------
                        Total                                $153.9     $157.8      $157.0
                                                             =============================

Convenience store gross profit decreased by $5.5 million in fiscal 1997 as compared to fiscal 1996. The decrease was primarily due to lower product gross margins and due to the overall reduction in the average number of stores, as described above, partially offset by increased marketing allowances and an increase in comparable store sales, as described above. Convenience store gross profits remained constant in fiscal 1996 as compared to fiscal 1995. Improved product gross margins and higher lottery commissions were offset by the overall reduction in the number of stores, as described above.

Gasoline gross profits increased by $0.6 million in fiscal 1997 as compared to fiscal 1996 due to a gasoline excise tax rebate due the Company of $1.2 million from the State of Kentucky since the Kentucky Supreme Court ruled that these taxes were improperly assessed and collected. Excluding the excise tax rebate discussed above, gasoline gross profits for fiscal 1997 decreased by $0.6 million as compared to fiscal 1996 primarily due to a decrease in gasoline gallons sold, as described above, combined with a decrease of 0.14 cents in gross profit per gallon. Gasoline gross profits increased by $0.4 million in fiscal 1996 as compared to fiscal 1995 due to an increase in gasoline gallons sold, as described above, partially offset by a decrease of 0.14 cents in gross margin per gallon.

Manufacturing and distribution gross profits are not reflected in fiscal 1997 or fiscal 1996 due to the closing and divestiture of the dairy manufacturing and distribution operations.

Other gross profits increased by $1.0 million in fiscal 1997 as compared to fiscal 1996 due to the recognition of a $0.4 million one-time license fee earned upon the start up of a foreign consulting agreement and approximately $0.8 million in interest income associated with the excise tax rebate discussed above.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses for fiscal 1997 increased $0.5 million from fiscal 1996 and operating and administrative expenses for fiscal 1996 decreased $6.0 million from fiscal 1995, as adjusted to exclude special and/or unusual costs and expenses (see Note 14 to the Consolidated Financial Statements). A summary of expenses by functional area for the three fiscal years is shown below:

                                                  Fiscal Years
                                             --------------------------
        (in millions)                         1997      1996     1995
       ----------------------------------------------------------------
       Convenience stores                    $ 99.7    $100.2   $104.3
       Gasoline                                14.0      13.3     11.9
       Administrative and Other(*)             31.9      31.6     34.9
                                             --------------------------
              Total(*)                       $145.6    $145.1    $151.1
                                             --------------------------

      (*) adjusted to exclude special and/or unusual costs and expenses (see Note 14 to the Consolidated Financial Statements).


Convenience store operating expenses decreased $0.5 million in fiscal 1997 as compared to fiscal 1996 primarily due to the closure or sale of underperforming stores as described above, offset by higher labor, rent and depreciation costs on a per store basis. Convenience store operating expenses decreased $4.1 million in fiscal 1996 as compared to fiscal 1995 primarily due to the closure or sale of underperforming stores as described above, partially offset by higher labor, rent and maintenance costs on a per store basis. The increase in maintenance costs was primarily attributable to snow removal expenses caused by severe weather conditions in certain geographic areas in which the Company operates.

Gasoline operating expenses increased $0.7 million in fiscal 1997 as compared to fiscal 1996 primarily due to an increase in environmental expenses associated with the remediation of gasoline locations after considering probable reimbursements from various state environmental trust funds. Gasoline operating expenses increased $1.4 million in fiscal 1996 as compared to fiscal 1995 primarily due to the operation of higher-volume new or remodeled expanded facilities, as described above, partially offset by a decrease in environmental expenses associated with the remediation of gasoline locations after considering probable reimbursements from various state environmental trust funds.

Administrative and other expenses as adjusted, increased by $0.3 million as compared to fiscal 1996. Administrative and other expenses, as adjusted decreased $3.3 million in fiscal 1996 as compared to fiscal 1995 primarily due to the full year impact of operating with a reduced level of administrative support staff.

INTEREST EXPENSES, INFLATION AND TAXES

Interest expense, as adjusted to exclude special and/or unusual interest charges (see Note 14 to the Consolidated Financial Statements), increased in fiscal 1997 as compared to fiscal 1996 and fiscal 1995, due to an increased level of borrowing associated with the issuance of the Series A Notes in March 1994 and Series B Notes in December 1995 (see Notes 6 and 14 to the Consolidated Financial Statements).

Inflation did not have a material effect on the Company's revenues, gross profits, operating and administrative expenses in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

The effective tax rate for the Company was a benefit of 28%, 35% and 38% for fiscal year 1997, fiscal year 1996 and fiscal year 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates substantial operating cash flow since a majority of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures of the Company are primarily funded by the excess cash flow available after debt service and by the cash generated from the sale of certain assets. Additionally, the Company has a revolving line of credit available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. For the fiscal year ended February 1, 1997, the cash flow from operations after meeting all of the Company's debt service requirements and the cash generated from the sale of certain assets was insufficient to fund an increased level of capital expenditures. As a result, the Company increased its borrowings under its revolving line of credit. Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and the proceeds from the sale of 161 convenience store locations (see Note 17 to the Consolidated Financial Statements), supplemented by the availability of a revolving line of credit will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see "Capital Expenditures").

CASH PROVIDED BY OPERATING ACTIVITIES

During fiscal 1997, net cash generated by operations was $0.3 million lower than the prior fiscal year. This decrease was primarily due to a net unfavorable change in working capital accounts offset by a net favorable change in other assets and liabilities, deferred income taxes (see Note 8 to the Consolidated Financial Statements) and improved results of operations in the current fiscal year (see "Results of Operations"). The net unfavorable change in working capital was due to a reduction in accounts and notes receivable in the prior year as compared to an increase in the current year due primarily from a gasoline excise tax rebate due the Company (see "Results of Operations") and a net unfavorable change in inventory due to a reduced amount of inventory liquidations in the current year associated with store closures or sales of underperforming stores. The net favorable change in other assets and liabilities was due to the receipt of marketing allowances from a grocery wholesaler under the terms of a new supply agreement which expires in fiscal 2006. The Company deferred these marketing allowances and will recognize the related revenue over the life of the agreement.

During fiscal 1997, the Company paid its trade payables in an average of 26 days, which compares to 27 days for fiscal 1996 and 24 days for fiscal 1995. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuer of the money orders. As of February 1, 1997 and February 1, 1996, the amounts due the issuer were $7.9 million and $7.6 million, respectively.

CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities increased by $8.5 million from the prior fiscal year. The prior fiscal year included the acquisition of the interests of a former majority stockholder of the Company and certain of his affiliates in DM Associates Limited Partnership (DM Associates) for $10.0 million (see Note 14 to the Consolidated Financial Statements), combined with lower debt service requirements in the current fiscal year.

During the current fiscal year, the Company entered into a new $30.0 million senior revolving credit facility with $15.0 million available for the issuance of letters of credit. Any outstanding balance is due and payable on April 30, 1999 (see Note 6 to the Consolidated Financial Statements). As of February 1, 1997, the Company had $10.3 million in outstanding revolving credit loans and had $5.6 million in outstanding letters of credit.

CASH USED BY INVESTING ACTIVITIES

Net cash used by investing activities increased by $19.7 million, primarily due to a lower amount of proceeds generated from the sale of certain assets. In addition, the Company increased its capital expenditures with respect to new store construction and remodeling of existing store locations. Finally, the Company's investing activities included the purchase in the current fiscal year of a U.S. Treasury Bill as compared to the maturation of a U.S. Treasury Bill in the prior fiscal year.

CAPITAL EXPENDITURES

The Company anticipates spending approximately $35 million for capital expenditures in fiscal 1998 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations, implementing and/or upgrading office and store technology and meeting the Company's requirements to comply with federal and state underground gasoline storage tank regulations (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations, the proceeds from the sale of assets held for sale as of February 1, 1997, the proceeds from the sale of 161 convenience store locations as noted above, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary. The Company intends to lease the real estate for the majority of new store locations.

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

ENVIRONMENTAL RESPONSIBILITY

The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of February 1, 1997, the Company had recorded an accrual of $1,782,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.

The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of February 1, 1997, the Company had recorded a net state trust fund reimbursement receivable of $1,450,000 (representing a gross receivable of $2,362,000 less an allowance of $912,000). Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from the state environmental trust funds will be received within one to four years from the payment of the reimbursable assessment and remediation expenses.

In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $7.0 to $8.0 million in the aggregate through December 1998. These costs could be reduced for low volume retail gasoline locations closed in lieu of the capital cost of compliance.

The Company's estimate of costs to be incurred for environmental assessment and remediation and for required underground storage tank upgrading and other regulatory compliance is based on factors and assumptions that could change due to modifications of regulatory requirements or detection of unanticipated environmental conditions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of the Company and its subsidiaries and notes thereto, appear on Pages F-1 through F-21 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III
                                    --------

Information required by Items 10, 11 and 12 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) is incorporated herein by reference from the sections entitled "ITEM 1-ELECTION OF DIRECTORS-Nominees for Election As Directors," "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "OUTSTANDING STOCK AND VOTING RIGHTS," "PRINCIPAL SHAREHOLDERS," AND "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its 1997 fiscal year.

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

         (3.3)    The Company's Amended and Restated Bylaws were filed as
                  Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended November 2, 1996 and are incorporated herein by reference.

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

         (4.3) The instruments defining the rights of the holder's of the Company's Warrants include the Form of Stock Purchase Warrants filed as Exhibits 10.13 and 10.14 thereto was filed as
                  Exhibit 4.3 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.

         (10)     Material Contracts.

         (10.1) Credit Agreement dated as of April 24, 1996, among the Company, Bank of Boston Connecticut as agent, and the banks from time to time parties thereto was filed as Exhibit 10.1 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.

         (10.2) Amended Credit Agreement dated as of April 24, 1997, among the Company, Bank of Boston Connecticut as agent, and the banks from time to time parties thereto is filed as Exhibit 10.2 attached hereto.

         (10.3) 1985 Incentive Stock Option Plan, as amended, and form of Incentive Stock Option Agreement, were filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended January 30, 1988, and are incorporated herein by reference.

         (10.4) 1983 Incentive Stock Option Plan and form of Incentive Stock Option Agreement thereunder were filed as Exhibit 4.1 and 4.2, respectively, to the Company's Registration Statement on Form S-8 (File No. 33-8209) filed on August 26, 1986, and are incorporated herein by reference.

         (10.5) 1990 Stock Option Plan and forms of qualified and non-qualified stock option agreements thereunder were filed as
                  Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended February 2, 1991, and are incorporated herein by reference.

         (10.6)   1995 Stock Option and Incentive Award Plan was filed as
                  Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

         (10.7)   1995 Stock Option Plan for Outside Directors was filed as
                  Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended January 28, 1995 and is incorporated herein by reference.

         (10.8) Employment agreement between the Company and Robert B. Stein, Jr. dated June 8, 1995 was filed as Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

         (10.9) Employment agreement between the Company and Gregory G. Landry dated June 8, 1995 was filed as Exhibit 10.3 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

         (10.10) Employment agreement between the Company and Gary A. Payne dated June 8, 1995 was filed as Exhibit 10.4 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

         (10.11) Employment agreement between the Company and Gregg O. Guy dated June 8, 1995 was filed as Exhibit 10.5 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

         (10.12) Settlement agreement dated January 27, 1995 between the Company and Frank Colaccino was filed as Exhibit 10.10 of the Company's January 28, 1995 Form 10-K and is incorporated herein by reference.

         (10.13) Note Purchase Agreement, dated as of December 1, 1995, between the Company and the Purchasers Listed in the Schedule of Purchasers therein, relating to 10-1/4% Senior Subordinated Notes (Series B) due March 15, 2004, was filed as Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

         (10.14) Form of Stock Purchase Warrant to Subscribe for and Purchase Shares of Class A Common Stock of the Company (Initially Exercisable for an Aggregate of 1,215,000 Shares of Class A Common Stock) was filed as Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

         (10.15) Form of Stock Purchase Warrant to Subscribe for and Purchase Shares of Class A Common Stock of the Company (Initially Exercisable for an Aggregate of 500,000 Shares of Class A Common Stock) was filed as Exhibit 10.3 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

         (10.16) Registration Rights Agreement, dated December 1, 1995, by and among the Company and the Holders of (i) 10-1/4% Senior Subordinated Notes (Series B) of the Company, due March 15, 2004, and (ii) Warrants to Purchase 1,715,000 shares of Class A Common Stock, par value $.01 per share, of the Company was filed as Exhibit 10.4 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

         (10.17) Agreement dated as of October 30, 1995 among the Company, Charles Nirenberg, FCN Properties Corporation and The Nirenberg Family Charitable Foundation, Inc. was filed as
                  Exhibit 10.1 of the Company's Form 8-K/A Amendment No.1 for the October 30, 1995 event and is incorporated herein by reference.

         (10.18) Modification Agreement, dated as of December 1, 1995, by and among the Company, Charles Nirenberg, FCN Properties Corporation, The Nirenberg Foundation, Inc., formerly known as the Nirenberg Family Charitable Foundation, Inc., Robert B. Stein, Jr., and Gregory G. Landry was filed as Exhibit 10.6 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

         (10.19) Amended and Restated Letter Agreement, dated December 1, 1995, to Mitchell J. Kupperman from the Company, Robert B. Stein, Jr., and Gregory G. Landry was filed as Exhibit 10.7 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

         (10.20) DM Associates Limited Partnership Agreement, dated March 12, 1992. Incorporated herein by reference to Exhibit E of the
                  Schedule 13D, dated March 12, 1992, filed by DM Associates Limited Partnership, DM Management Associates and Frank Colaccino.

         (10.21) First Amendment to Partnership Agreement of DM Associates Limited Partnership, dated as of September 8, 1994. Incorporated herein by reference to Exhibit F of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management Associates I, New DM Management Associates II, Charles Nirenberg, Robert
                  B. Stein, Jr., Gregory G. Landry, Mitchell J. Kupperman and Frank Colaccino.

         (10.22) Partnership Agreement of New DM Management Associates I, dated as of September 8, 1994. Incorporated herein by reference to Exhibit G of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management Associates I, New DM Management Associates II, Charles Nirenberg, Robert B. Stein, Jr., Gregory G. Landry, Mitchell J. Kupperman and Frank Colaccino.

         (10.23) First Amendment to Partnership Agreement of New DM Management Associates I, dated as of December 1, 1995, between Robert B. Stein, Jr., Gregory G. Landry and

                  Mitchell J. Kupperman was filed as Exhibit 10.10 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

         (10.24) Rights Agreement dated as of January 19, 1996 between the Company and the First National Bank of Boston, as Rights Agent, including form of Rights Certificate, was filed as
                  Exhibit 1 of the Company's Form 8-K for the January 19, 1996 event and is incorporated herein by reference.

         (11)     Calculation of earnings (loss) per share.

         (18) Preferability letter of Arthur Andersen LLP regarding change in accounting policy relating to the calculation of self insurance reserves was filed as Exhibit 18 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.

         (21) Subsidiaries of the Company was filed as Exhibit 21 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.

         (23) Consent of Arthur Andersen LLP to the incorporation of their reports included in this Form 10-K, for the fiscal year ended February 1, 1997, into the Company's previously filed Registration Statements on Forms S-8.

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

(b)      Reports on Form 8-K

                  On July 10, 1996, the Company filed a current report on Form 8-K which indicated that a stipulation settlement has been filed with Delaware Court of Chancery in connection with a shareholder derivative action captioned Kahn vs. Dairy Mart Convenience Stores in which the Company was named as a nominal defendent.

                  On March 19, 1997, the Company filed a Current Report on form 8-K, in which the Company reported that it had agreed to sell its 161 convenience store locations in Connecticut, Massachusetts, Rhode Island and New York. In addition, the Company reported that it had agreed to sell it former corporate headquarters in Enfield, Connecticut. The Company also noted that both transactions were subject to certain contingencies but were expected to close on or about May 15, 1997.

                  No Financial Statements were filed with any of the Current Reports.

(c)      See (3) above.

(d)      See (2) above.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 30, 1997

                                    DAIRY MART CONVENIENCE STORES, INC.

                                    By /s/ Robert B. Stein, Jr.
                                      -----------------------------------
                                      Robert B. Stein, Jr.
                                      President, Chief Executive Officer
                                      and Chairman of the Board of Directors

                                    By /s/ Gregory G. Landry
                                      -----------------------------------
                                      Gregory G. Landry
                                      Executive Vice President and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: April 30, 1997     /s/ Robert B. Stein, Jr.
                         ---------------------------------------
                         Robert B. Stein, Jr.
                         President, Chief Executive Officer,
                         Chairman of the Board (Principal
                         Executive Officer) and Director

Dated: April 30, 1997     /s/ Gregory G. Landry
                         ---------------------------------------
                         Gregory G. Landry
                         Executive Vice President,
                         Chief Financial Officer, (Principal
                         Financial and Accounting Officer) and
                         Director

Dated: April 30, 1997     /s/ Frank W. Barrett
                         ---------------------------------------
                         Frank W. Barrett
                         Director

Dated: April 30, 1997     /s/ J. Kermit Birchfield, Jr.
                         ---------------------------------------
                         J. Kermit Birchfield, Jr.
                         Director

Dated: April 30, 1997     /s/ John W. Everets, Jr.
                         ---------------------------------------
                         John W. Everets, Jr.
                         Director


Dated: April 30, 1997     /s/ Thomas W. Janes
                         ---------------------------------------
                         Thomas W. Janes
                         Director

Dated: April 30, 1997     /s/ Truby G. Proctor, Jr.
                         ---------------------------------------
                         Truby G. Proctor, Jr.
                         Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated April 10, 1997 (except with respect to the matter discussed in Note 6, as to which the date is April 29, 1997). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     ARTHUR ANDERSEN LLP

Hartford, Connecticut
April 10, 1997

SCHEDULE II

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                               VALUATION ACCOUNTS

            Column A                      Column B             Column C          Column D    Column E
------------------------------           ----------    ------------------------ -----------  ---------
                                                               Additions
                                                      ------------------------
                                         Balance at   Charge to                 Deductions   Balance at
                                         Beginning    Costs and    Other and     Accounts      End of
         Description                     of period     Expenses    Recoveries   Written off     Period
--------------------------------         ----------   ----------   ----------   -----------  -----------
Reserve for Doubtful Accounts:

Fiscal Year Ended January 28, 1995         1,824,177   1,053,818     14,057       (1,163,810)   1,728,242
Fiscal Year Ended February 3, 1996         1,728,242   1,220,153         --       (1,101,173)   1,847,222
Fiscal Year Ended February 1, 1997         1,847,222   1,210,771         --       (1,513,256)   1,544,737

                       DAIRY MART CONVENIENCE STORES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                          Form 10-K
                                                                            Page
                                                                         ------------
Report of Independent Public Accountants                                     F-2

Consolidated Statements of Operations and Stockholders'
     Equity for the Fiscal Years Ended February 1, 1997,
     February 3, 1996 and January 28, 1995                                   F-3

Consolidated Balance Sheets as of February 1, 1997
     and February 3, 1996                                                    F-4

Consolidated Statements of Cash Flows for the Fiscal
     Years Ended February 1, 1997, February 3, 1996
     and January 28, 1995                                                    F-5

Notes to Consolidated Financial Statements for the
     Fiscal Years Ended February 1, 1997, February 3, 1996
     and January 28, 1995                                                F-6 to F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors
Dairy Mart Convenience Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dairy Mart Convenience Stores, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.

Hartford, Connecticut
April 10, 1997 (except with respect
to the matter discussed in Note 6,
as to which the date is April 29, 1997)


CONSOLIDATED STATEMENTS OF OPERATIONS                          Dairy Mart Convenience Stores, Inc and Subsidiaries
------------------------------------------------------------------------------------------------------------------

For the Years Ended February 1, 1997, February 3, 1996 and
January 28, 1995                                                           1997          1996            1995
------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands, except per share amounts)

Revenues (including excise taxes of $36,427, $36,331, and $36,332)      $ 585,746       $ 571,311       $ 596,782
                                                                        ------------------------------------------

Cost of goods sold and expenses:

     Cost of goods sold ..........................................        431,851         413,548         439,757
     Operating and administrative expenses .......................        145,631         157,322         163,909
     Interest expense ............................................         10,877           9,661          10,435
                                                                        ------------------------------------------
                                                                          588,359         580,531         614,101
                                                                        ------------------------------------------

          Loss before income taxes and cumulative
              effect of accounting change ........................         (2,613)         (9,220)        (17,319)

Benefit from income taxes ........................................            727           3,220           6,558
                                                                        ------------------------------------------

          Loss before cumulative effect of
             accounting change ...................................         (1,886)         (6,000)        (10,761)

Cumulative effect of accounting change ...........................              -               -            (389)
                                                                        ------------------------------------------

          Net loss ...............................................      $  (1,886)      $  (6,000)      $ (11,150)
===================================================================================================================

Loss per share:
    Before cumulative effect of accounting change ................      $   (0.42)      $   (1.12)      $   (1.94)
    Cumulative effect of accounting change .......................              -               -           (0.07)
                                                                        ------------------------------------------

Loss per share ...................................................      $   (0.42)      $   (1.12)      $   (2.01)
===================================================================================================================


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

For the Years Ended February 1, 1997, February 3, 1996 and January 28, 1995
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  (in thousands)

                                                    Common Stock                                                            Note
                                              ---------------------------                Retained   Treasury Stock       Receivable
                                              Class A   Class B              Paid-in     Earnings   ----------------      from DM
                                              Shares    Shares     Amount    Capital    (Deficit)   Shares    Amount     Associates
                                              --------------------------------------------------------------------------------------

Balance January 29, 1994 ....................   3,269    2,956     $  63    $ 27,483    $ 11,329      698    $ (5,005)    $      -
Issuance of common stock ....................      21        6         -          97           -        -           -            -
Net loss ....................................       -        -         -           -     (11,150)       -           -            -
                                              --------------------------------------------------------------------------------------

Balance January 28, 1995 ....................   3,290    2,962        63      27,580         179      698      (5,005)           -
Issuance of common stock ....................      33        -         -         110           -        -           -            -
Exchange of Class B shares for Class A shares       3       (3)        -           -           -        -           -            -
Issuance of warrants ........................       -        -         -       2,281           -        -           -            -
Note receivable from DM Associates ..........       -        -         -           -           -        -           -      (10,000)
Net loss ....................................       -        -         -           -      (6,000)       -           -            -
                                              --------------------------------------------------------------------------------------

Balance February 3, 1996 ....................   3,326    2,959        63      29,971      (5,821)     698      (5,005)     (10,000)
Issuance of common stock ....................     184        -         2         589           -        -           -            -
Net loss ....................................       -        -         -           -      (1,886)       -           -            -
                                              --------------------------------------------------------------------------------------

Balance February 1, 1997 ....................   3,510    2,959     $  65    $ 30,560    $ (7,707)     698    $ (5,005)    $(10,000)
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED BALANCE SHEETS                                Dairy Mart Convenience Stores, Inc. and Subsidiaries
---------------------------------------------------------------------------------------------------------------

February 1, 1997 and February 3, 1996                                                  1997           1996
---------------------------------------------------------------------------------------------------------------

                                                                                       (in thousands, except
   ASSETS                                                                                per share amounts)

   Current Assets:
     Cash ....................................................................      $   9,290       $  12,654
     Short-term investment ...................................................          1,533               -
     Accounts and notes receivable ...........................................         13,588           9,752
     Inventory ...............................................................         20,184          20,928
     Prepaid expenses and other current assets ...............................          3,279           3,454
     Deferred income taxes ...................................................          1,811           2,669
                                                                                    -------------------------
         Total current assets ................................................         49,685          49,457
                                                                                    -------------------------

   Assets Held For Sale ......................................................          9,543           8,685
   Property and Equipment, net ...............................................         89,448          80,387
   Intangible Assets, net ....................................................         17,039          17,277
   Other Assets, net .........................................................          9,790           9,132
                                                                                    -------------------------
   Total assets ..............................................................      $ 175,505       $ 164,938
===============================================================================================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Current maturities of long-term obligations .............................      $   1,383       $   1,430
     Accounts payable ........................................................         30,640          30,803
     Accrued expenses ........................................................         13,167          14,437
     Accrued interest ........................................................          3,635           3,355
                                                                                    -------------------------
         Total current liabilities ...........................................         48,825          50,025
                                                                                    -------------------------
   Long-Term Obligations, less current portion above......................            109,045          99,451
                                                                                    -------------------------
   Other Liabilities .........................................................          9,722           6,254
                                                                                    -------------------------
   Commitments and Contingencies (Notes 6, 7, and 13)

   Stockholders' Equity:
     Preferred Stock (serial), par value $.01, 1,000,000 shares
        authorized, no shares issued .........................................              -               -
     Class A Common Stock, par value $.01, 20,000,000 shares
         authorized, 3,509,576 and 3,326,296 issued ..........................             35              33
     Class B Common Stock, par value $.01, 10,000,000 shares
         authorized, 2,959,017 issued ........................................             30              30
     Paid-in capital .........................................................         30,560          29,971
     Retained deficit ........................................................         (7,707)         (5,821)
     Treasury stock, at cost .................................................         (5,005)         (5,005)
     Note receivable from DM Associates ......................................        (10,000)        (10,000)
                                                                                    -------------------------
         Total stockholders' equity ..........................................          7,913           9,208
                                                                                    -------------------------
   Total liabilities and stockholders' equity ................................      $ 175,505       $ 164,938
===============================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS               Dairy Mart Convenience Stores, Inc. and Subsidiaries
---------------------------------------------------------------------------------------------------------
For the Years Ended February 1, 1997, February 3, 1996 and
January 28,1995                                                     1997          1996           1995
---------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)

Cash flows from operating activities:
     Net loss .............................................      $ (1,886)      $ (6,000)      $(11,150)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Cumulative effect of accounting change .............             -              -            389
       Depreciation and amortization ......................        11,874         12,390         12,477
       Change in deferred income taxes ....................          (865)        (2,873)        (5,160)
       Loss(gain)on other disposition of properties, net ..           958           (376)           880
       Net change in assets and liabilities:
        Accounts and notes receivable .....................        (3,836)         2,646           (628)
        Inventory .........................................           744          5,116            225
        Accounts payable ..................................          (163)         1,861            242
        Accrued interest ..................................           280            303          1,961
        Other assets and liabilities ......................         2,504         (3,172)         7,456
                                                                 --------------------------------------
Net cash provided by operating activities .................         9,610          9,895          6,692
                                                                 --------------------------------------


Cash flows from investing activities:
     Purchase of short-term investments ...................        (1,533)             -         (3,953)
     Proceeds from sale of short-term investments .........             -          2,053          1,900
     Purchase of property and equipment ...................       (23,782)       (20,232)       (17,772)
     Proceeds from sale of property, equipment and
      assets held for sale ................................         2,628         14,741          1,120
     Increase in long-term notes receivable ...............        (1,435)        (1,579)        (1,621)
     Proceeds from collection of long-term notes receivable         1,513          1,706          1,394
     (Increase) decrease in intangibles and other assets ..          (372)            79           (334)
                                                                 --------------------------------------

Net cash used by investing activities .....................       (22,981)        (3,232)       (19,266)
                                                                 --------------------------------------

Cash flows from financing activities:
     Issuance of long-term obligations and related warrants        10,930         13,500         74,064
     Repayment of long-term obligations ...................        (1,514)        (2,131)       (63,707)
     Note receivable from DM Associates ...................             -        (10,000)             -
     Issuance of common stock .............................           591            110             97
                                                                 --------------------------------------

Net cash provided by financing activities .................        10,007          1,479         10,454
                                                                 --------------------------------------
(Decrease) increase in cash ...............................        (3,364)         8,142         (2,120)
Cash at beginning of year .................................        12,654          4,512          6,632
                                                                 --------------------------------------

Cash at end of year .......................................      $  9,290       $ 12,654       $  4,512
=========================================================================================================

Supplemental disclosures:
Cash paid during the year-
     Interest .............................................      $ 10,466       $  9,359       $  9,509
     Income taxes (refunded) paid .........................           (97)        (1,172)           879
Noncash investing and financing activities-
     Issuance of warrants .................................             -            665              -
     Capital lease obligations ............................             -            828              -
=========================================================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dairy Mart Convenience Stores, Inc. and Subsidiaries

February 1, 1997, February 3, 1996 and  January 28, 1995

1.  SIGNIFICANT ACCOUNTING POLICIES:

CORPORATE ORGANIZATION AND CONSOLIDATION - The accompanying financial statements include the accounts of Dairy Mart Convenience Stores, Inc. and its subsidiaries (the Company). All intercompany transactions have been eliminated.

NATURE OF THE BUSINESS - The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline. The convenience stores are primarily located in eleven states with approximately 60% in the Midwest, and the remainder in the Northeast and Southeast. The stores offer a wide range of products including groceries, tobacco products, beverages, general merchandise, health and beauty aids and deli products. The Company also manufactured and distributed certain dairy and other products for sale at the majority of these locations, which operations were discontinued in fiscal 1996 (see Note 14).

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to January
31. There were 52 weeks included in the fiscal years ended February 1, 1997 and January 28, 1995 and 53 weeks included in the fiscal year ended February 3, 1996.

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

SHORT-TERM INVESTMENT - As of February 1, 1997, the Company's short-term investment consisted of a U.S. Treasury Bill with a maturity of less than one year. The Company accounted for this investment as being available for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of February 1, 1997, the fair market value of the U.S. Treasury Bill approximated its cost.

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

PROPERTY, EQUIPMENT AND DEPRECIATION - Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:

--------------------------------------------------------------------------------

Buildings                                                        30-40 years

--------------------------------------------------------------------------------

Equipment                                                         5-30 years

--------------------------------------------------------------------------------

Leasehold improvements are amortized primarily over the lesser of 10 years or the term of the lease.

During fiscal 1997, the Company changed its estimate of the useful lives of new store and gasoline equipment placed in service in fiscal 1995 and thereafter. The change was made in order to reflect the actual useful lives of such assets. The change had the effect of decreasing net loss in fiscal 1997 by $395,000 ($.09 per share).

LONG-LIVED ASSETS - The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective February 4, 1996. The statement establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Measurement of the amount of the impairment may be based on market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset. Management has determined that there has been no material impairment to any long-lived assets as of February 1, 1997, other than as provided for assets held for sale, as discussed above.

INCOME TAXES - The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements and tax returns.

SELF INSURANCE RESERVES - The Company is self-insured for certain property and liability, and accident and health insurance risks and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserve specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of February 1, 1997, February 3, 1996 and January 28, 1995, the Company had established reserves for these risks of $5,350,000, $7,305,000 and $8,702,000, respectively, which are recorded on a present value basis. In fiscal 1997, the Company changed its estimate of incurred but not reported claims with respect to its property and liability insurance reserve to reflect favorable claims experience and a reduction in the Company's convenience store base. The change had the effect of decreasing net loss in fiscal 1997 by $470,000 ($.11 per share). Prior to January 30, 1994, the Company recorded its self insurance reserves using a discount rate based upon the Company's incremental borrowing rate which was 8% as of January 29, 1994. As of January 30, 1994, the Company changed its method of accounting to discount its self insurance reserves at a risk free rate of return. The cumulative effect of this change in accounting method was a charge to income of $389,000, net of the applicable income tax benefit of $271,000. As of February 1, 1997, February 3, 1996 and January 28, 1995, the risk free rate of return was 6.39%, 5.53% and 7.62%, respectively. While management believes these reserves are adequate, the ultimate amount of these liabilities could differ from these estimates.

                           Dairy Mart Convenience Stores, Inc. and Subsidiaries

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

REVENUE RECOGNITION - The Company recognizes revenues as earned, including franchise revenues and interest income. Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis, for providing merchandising, advertising, store audits, and other operating and administrative support services, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Franchise revenues were $18,264,000, $18,805,000 and $19,426,000 for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

STORE PREOPENING AND CLOSING COSTS - Expenditures of a non-capital nature associated with opening a new store are expensed as incurred. At the time the decision is made to close a store, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for the present value of future lease obligations, less the present value of estimated future sub-rental income. The Company utilizes a risk free rate of return to discount its future lease obligations and sub-rental income. As of February 1, 1997, February 3, 1996 and January 28, 1995, the risk free rate of return was 6.39%, 5.53% and 7.62%, respectively.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share have been calculated based on the weighted average number of shares of common stock outstanding and the effect of stock options, if dilutive, during each year. Additionally during fiscal 1996, the Company acquired a $10,000,000 note receivable (Note) from DM Associates Limited Partnership (DM Associates) collateralized by 1,220,000 shares of the Company's Class B Common Stock (Pledged Shares). The Company does not, however, currently anticipate collection of this Note (see Note 14) and therefore has reflected the Pledged Shares as treasury stock for earnings (loss) per share purposes. The Company does recognize, however, that DM Associates has the right to pay this Note at or before maturity and retain direct ownership and control of the Pledged Shares. If such payment were to occur, Pledged Shares would no longer be reflected as treasury stock for earnings (loss) per share purposes. Additionally, in the interim, to the extent that the market value of the Pledged Shares exceeds the face value of the Note and related accrued interest, the dilutive effect of the Pledged Shares, measured using the treasury stock method, will be considered in calculating earnings per share. The number of shares used in the calculation for earnings (loss) per share was 4,440,997, 5,373,784 and 5,540,874 for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

During 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". The statement will revise the methods and disclosures regarding earnings per share. The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1998.

RECLASSIFICATIONS - Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year.

2.  ACCOUNTS AND NOTES RECEIVABLE:

A summary of accounts and notes receivable as of February 1, 1997 and February 3, 1996 is as follows:

                                                                   1997         1996
--------------------------------------------------------------------------------------
                                                                   (in thousands)

Franchise accounts receivable .............................      $ 4,905      $ 4,349
Franchise notes receivable ................................        3,071        3,134
Marketing allowances and other ............................        9,446        6,483
                                                                 --------------------
                                                                  17,422       13,966
Less allowance for doubtful accounts and notes receivable .        1,545        1,847
                                                                 --------------------

Net accounts and notes receivable .........................       15,877       12,119
Less noncurrent notes receivable (included in other assets)        2,289        2,367
                                                                 --------------------

Current accounts and notes receivable .....................      $13,588      $ 9,752
======================================================================================

The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables. The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of February 1, 1997, the fair value of the noncurrent notes receivable approximates their carrying value. As of February 3, 1996, the fair value of the noncurrent notes receivable exceeded the carrying value by approximately $87,000.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


--------------------------------------------------------------------------------
3.  INVENTORY:

A summary of inventory as of February 1, 1997, February 3, 1996 and January 28, 1995 is as follows:

                                                         1997                    1996                  1995
--------------------------------------------------------------------------------------------------------------

                                                                          (in thousands)

Inventory valued at FIFO cost........................   $24,775                $25,435                $30,800
LIFO reserve.........................................    (4,591)                (4,507)                (4,756)
                                                        ------------------------------------------------------
Inventory primarily valued at LIFO cost..............   $20,184                $20,928                $26,044
==============================================================================================================


The LIFO reserve reflects the difference between stating the inventory at historical LIFO cost and the more current FIFO cost. Had the FIFO method been used, cost of goods sold would have been decreased by $84,000 in 1997, increased by $249,000 in 1996 and decreased by $173,000 in 1995. Loss per share would have been decreased by $.01 in 1997, increased by $.03 in 1996, and decreased by $.02 in 1995, had the FIFO method been used.

During 1997, 1996 and 1995, the Company liquidated certain LIFO inventory that was carried at lower costs prevailing in prior years. The effect of the liquidation was to decrease net loss by approximately $380,000 ($.09 per share), $488,000 ($.09 per share) and $56,000 ($.01 per share) in 1997, 1996 and 1995, respectively.


4.  PROPERTY AND EQUIPMENT:

A summary of property and equipment as of February 1, 1997 and February 3, 1996 is as follows:

                                                                                  1997             1996
--------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

Land and improvements....................................................      $     8,898      $     9,529
Building and leasehold improvements......................................           35,603           32,970
Equipment................................................................           85,785           73,686
Assets under capital leases..............................................            3,397            3,432
                                                                               -------------------------------
                                                                                   133,683          119,617
Less accumulated depreciation and amortization ..........................          (44,235)         (39,230)
                                                                               -------------------------------
Property and equipment, net..............................................      $    89,448      $    80,387
==============================================================================================================

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $2,244,000 and $1,937,000 as of February 1, 1997 and February 3, 1996, respectively.

--------------------------------------------------------------------------------

5.  INTANGIBLE ASSETS:

A summary of intangibles as of February 1, 1997 and February 3, 1996 is as follows:

                                                                                  1997             1996
--------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

Goodwill................................................................        $     14,345      $    13,874
Franchise and operating rights..........................................              10,144           10,144
                                                                                ------------------------------
                                                                                      24,489           24,018
Less accumulated amortization...........................................              (7,450)          (6,741)
                                                                                ------------------------------
Intangible assets, net..................................................        $     17,039      $    17,277
==============================================================================================================

Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over a period of 40 years. Franchise and operating rights represent the value of franchise relationships purchased in connection with past acquisitions and are being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of these intangibles by determining whether the amortization of the goodwill and franchise and operating rights over the remaining lives can be recovered through projected future operating results on an undiscounted basis. The Company's management anticipates a return to profitability in fiscal year 1998 and therefore no provision for impairment was recorded in any period.

--------------------------------------------------------------------------------

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

6.  LONG-TERM OBLIGATIONS:

The Company had the following long-term obligations as of February 1, 1997:

                                                                                                 February 1, 1997
                                                              Interest    Maturity     -----------------------------------------
                                                                Rate    (Fiscal Year)    Current     Long-Term         Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)

Senior subordinated notes (Series A Notes).................    10.25%        2005       $      -     $  75,000      $   75,000
Senior subordinated notes (Series B Notes), net of original
 issue discount of $1,454..................................    10.25%        2005              -        12,046          12,046
Revolving credit facility..................................   Various        2000              -        10,280          10,280
Real estate mortgage notes payable......................... 6.25%-12.0%   1998-2012           268        5,459           5,727
Small Business Administration debentures...................  6.9%-9.6%    1998-2006            -         4,230           4,230
Equipment financing........................................   Various     1998-2000           714          799           1,513
Capital leases, net of interest and executory costs of $443   Various     1998-2009           401        1,231           1,632
                                                                                       ----------------------------------------
                                                                                        $   1,383    $ 109,045      $  110,428
================================================================================================================================


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

In conjunction with the issuance of the Series B Notes, the Company issued to the purchasers of the Series B Notes warrants to purchase 1,215,000 shares of Class A Common Stock of the Company. In addition, the Company issued to the holders of the Series A Notes warrants to purchase 500,000 shares of the Class A Common Stock of the Company. The warrants may be exercised any time during the next five years. The initial exercise price of the warrants was $6.95 per share, which was adjusted in December, 1996, to $5.45 per share. The exercise price may be adjusted further based upon the occurrence of various events, including stock dividends and issuances of Common Stock by the Company for a per share price less than the exercise price of the warrants or less than the current market value of the Company's Class A Common Stock.

The Series A and Series B Notes, (collectively, the "Notes") are redeemable, at the option of the Company, after March 15, 1999 at rates starting at 104.75% of principal amount reduced annually through March 15, 2002 at which time they become redeemable at 100% of principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company and its subsidiaries, the incurrence of additional indebtedness and new operating lease obligations by the Company or any of its subsidiaries, and certain mergers, consolidations and dispositions of assets. Additionally, according to the terms of the Notes, if a change of control occurs, as defined, each holder of Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof.

The Company has a $30,000,000 senior revolving credit facility, of which up to $15,000,000 is available for the issuance of letters of credit. The outstanding balance is due and payable on April 30, 1999; however, the Company may extend such due date for up to two additional one-year periods, with the consent of the lenders. In April 1997, certain provisions of the revolving credit facility were amended. Revolving credit loans under the amended credit agreement bear interest, at the Company's option, at an applicable margin over the agent bank's base rate or the LIBOR rate. The applicable margin, if any, is based upon the ratio of adjusted consolidated indebtedness to consolidated EBITDA, as defined below. The adjusted credit agreement also provides for a commitment fee of 1/2% on any unused portion of the revolving credit facility. Among other restrictions, the amended credit agreement contains financial covenants relating to specified levels of: indebtedness reduced by an amount equal to cash to earnings before interest expense, taxes, depreciation and amortization (EBITDA); EDITDA to interest expense; earnings before interest expense, taxes, depreciation, amortization and rent, less taxes paid in cash to interest expense, rent expense and principal payment required to be made on indebtedness; and the maintenance of minium net worth. In connection with the credit agreement, the Company granted a security interest in substantially all of its non-real estate assets and pledged as collateral the shares of capital stock of certain subsidiary corporations of the Company.

The Company is limited in the amount of cash dividends that it may pay and the amount of capital stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the senior revolving credit facility and Notes. As of February 1, 1997, taking into account such limitations, the Company would not have been able to pay cash dividends.

As of February 1, 1997 and February 3, 1996, respectively, the fair value of the real estate mortgage notes payable and Small Business Administration debentures approximated their carrying amounts. As of February 1, 1997, the fair value of the Series B Notes, net of original issue discount, was $11,795,000. As of February 3, 1996, the fair value of the Series B notes, net of original issue discount, approximated the carrying amount. As of February 1, 1997 and February 3, 1996, the fair value of the Series A Notes was $73,605,000 and $65,500,000, respectively. The fair values of the Series A and B notes were based on quoted market prices as of February 1, 1997 and February 3. 1996, respectively. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of February 1, 1997.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

As of February 1, 1997, maturities on long-term obligations for the next five years, were as follows:

--------------------------------------------------------------------------------
                                                       February 1
Fiscal Year                                               1997
--------------------------------------------------------------------------------
                                                     (in thousands)

1998........................................             $1,383
1999........................................              2,260
2000........................................              4,309
2001........................................                399
2002........................................              2,685

================================================================================

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

A summary of future minimum lease payments and sublease receipts as of February 1, 1997 is as follows:

                                                                                    Net
                                                    Operating     Operating     Operating
Payable/Receivable in Fiscal Year Ending              Leases      Subleases       Leases
==========================================================================================
                                                                     (in thousands)

1998..........................................        $14,427       $3,318        $11,109
1999..........................................         12,143        2,350          9,793
2000..........................................          9,516        1,385          8,131
2001..........................................          6,887          833          6,054
2002..........................................          4,887          448          4,439
Thereafter....................................         23,712          217         23,495
                                                      ------------------------------------

Total.........................................        $71,572       $8,551        $63,021
==========================================================================================



Rental expense for all operating leases was as follows:

                                                             1997                   1996                   1995
-----------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)

Leases................................                     $15,523                $15,297                $15,321
Less subleases........................                       4,000                  4,169                  4,631
                                                           ------------------------------------------------------

Net...................................                     $11,523                $11,128                $10,690
=================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

8.  FEDERAL AND STATE INCOME TAXES:

The benefit from income taxes for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 was as follows:


                                                                         1997          1996         1995
--------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

Current benefit (provision)
  Federal ........................................................      $   207       $   495       $ 2,015
  State and local ................................................         (345)         (148)         (346)
                                                                        -----------------------------------
    Total current benefit (provision).............................         (138)          347         1,669
                                                                        -----------------------------------

Deferred benefit
  Federal ........................................................          547         2,101         3,423
  State and local ................................................          318           772         1,737
                                                                        -----------------------------------
    Total deferred benefit .......................................          865         2,873         5,160
                                                                        -----------------------------------
Total benefit ....................................................      $   727       $ 3,220       $ 6,829
==============================================================================================================

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


                                                                     Percent of Pretax Income
                                                                     ------------------------
                                                                      1997     1996     1995
----------------------------------------------------------------------------------------------
Statutory federal income tax rate ...............................      34 %     34 %     34 %
(Increase) decrease from:
  State income tax benefit (provision), net of federal tax effect      (1)       5        5
  Nondeductible expenses and amortization of acquired assets ....      (5)      (5)      (1)
  Targeted jobs credit ..........................................       -        1        2
  Regulatory audit settlement ...................................       -        -       (2)
                                                                     -----------------------
Effective income tax rate .......................................      28 %     35 %     38 %
==============================================================================================

In November 1994, the Company reached an agreement with the Internal Revenue Service to settle certain disputed items, primarily related to the deductibility of certain intangible assets associated with prior acquisitions. The impact of the settlement required the Company to pay approximately $1,587,000, of which $681,000 represented pretax interest charges (see Note 14), and to reduce the deductibility of the remaining basis of certain intangible assets by $3,300,000. Due to the immateriality of the amounts involved, the Company reflected the impact of this settlement through the fiscal 1995 tax benefit and adjusted deferred tax assets and liabilities accordingly rather than adjusting the amounts allocated to goodwill arising from the acquisition.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) as of February 1, 1997 and February 3, 1996 were as follows:


                                                                                1997            1996
------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)

Capitalized leases ........................................................   $    141        $    182
Depreciation and amortization .............................................    (15,414)        (13,307)
Vacation accrual ..........................................................        310             324
Inventory (LIFO)...........................................................     (1,236)         (1,337)
Reserve for asset valuations ..............................................        606             803
Insurance reserves not deductible for tax purposes ........................      1,654           1,989
Income deferred for financial statement purposes ..........................      2,872             365
Reserve for closed stores and renovations .................................        476             937
Accrued restructuring and severance reserves ..............................        585             875
Financial statement expenses deferred for tax purposes ....................         46             379
Write-down of non-operating properties ....................................      1,591           1,591
Divestiture of dairy manufacturing and distribution operations ............         74             124
Tax credits and net operating loss carryforwards ..........................     12,067           9,927
Other .....................................................................        405             460
                                                                              ------------------------
Net deferred tax asset ....................................................   $  4,177        $  3,312
======================================================================================================

As of February 1, 1997, the Company had alternative minimum tax credits aggregating $330,000 which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. In addition, the Company had $1,979,000 of targeted jobs credit carryforwards that expire, if unused, from fiscal 2007 to 2011 and $570,000 of foreign tax credit carry-forwards that expire, if unused, in fiscal 1998 to 2002. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of February 1, 1997, the Company had regular federal income tax net operating loss carryforwards of $21,954,000 which expire, if unused, from fiscal 2009 to 2012 and net operating loss carry-forwards for state income tax purposes of $35,616,000 which expire, if unused from fiscal 1998 to 2012. Realization of the net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration of the operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, would be reduced in the near term if management's estimate of future taxable income during the carryforward period is reduced. No valuation allowance for deferred tax assets was provided as of February 1, 1997 and February 3, 1996.

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

In June 1986, the stockholders approved an Employee Stock Purchase Plan. The plan, as amended in September, 1996, provides that employees may purchase quarterly, through payroll deductions, up to 1,000 shares of Class A Common Stock at 85% of the market value. Of the original 1,250,000 shares provided for under this plan, 1,039,643 shares remained available for issuance as of February 1, 1997.

As of February 1, 1997, February 3, 1996, and January 28, 1995, the Company held 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock as treasury shares.

--------------------------------------------------------------------------------

10.  STOCK OPTION PLANS, GRANTS AND WARRANTS:

In general, the Company's stock option plans provide for the granting of options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have a ten year term and vest and become exercisable on a pro rata basis over four years.

The Company adopted Stock Option Plans in 1985 and 1990 providing for the granting of options to employees up to an aggregate of 226,875 shares of Class B Common Stock and 750,000 shares of Class A Common Stock. The Company granted incentive stock options pursuant to these Plans totaling 177,887, and 158,363 in fiscal 1996 and 1995, respectively. No options were granted from these plans in fiscal 1997. As of February 1, 1997, the Company had available for grant under the 1990 Plan options to purchase 56,206 shares of Class A Common Stock, after considering the lapse of options previously granted. In addition to the incentive stock options granted under the above Plans the Company has granted 25,125, 97,500 and 160,500 non-qualified stock options in fiscal 1997, 1996 and 1995, respectively, which are not part of a specific plan.

In January 1996, the Company adopted a Stock Option and Incentive Award Plan (the "Award Plan") and a non-qualified Stock Option Plan for Outside Directors ("Outside Directors Plan"). The Award Plan provides for the granting of options to employees up to a total of 650,000 shares of either Class A or Class B Common Stock. In fiscal 1997 and 1996, the Company granted incentive stock options of 22,500 and 82,500, respectively. As of February 1, 1997, the Company had available for grant under the Award Plan options to purchase 552,500 shares of Class A Common Stock, after considering the lapse of options previously granted. The Outside Directors Plan provides for an option to purchase 3,500 shares of the Company's Class A Common Stock to all non-employee directors and an option of 3,500 shares annually thereafter for a period of ten years. The maximum number of shares reserved for issuance under this plan is 50,000. The Company granted 17,500 nonqualified stock options to Outside Directors in fiscal years 1997 and 1996, respectively.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1997 and 1996, respectively: risk-free interest rates of 6.24% and 5.66%; dividend yield of zero percent; volatility factor of the expected market price of the Company's common stock of 39%; and a weighted-average expected life of the options of 6.72 years and 7.51 years. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information is as follows:


                                                     1997          1996
--------------------------------------------------------------------------------
Pro forma net loss..........................       ($2,028)      ($6,057)
Pro forma loss per share....................        ($0.46)       ($1.13)
================================================================================

The pro forma effect on net loss for fiscal years 1997 and 1996 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

A summary of the Company's stock option activity and related information for the fiscal years ended February 1, 1997 and February 3, 1996 is as follows:


                                 (options in thousands)

                                         Weighted-Average
                                 Options  Exercise Price

                                 ------- ---------------

Outstanding January 28, 1995       706             $3.71
Granted ....................       375              3.98
Exercised ..................       (17)             2.80
Forfeited ..................      (121)             2.98
                                  ----------------------
Outstanding February 3, 1996       943             $3.92
Granted ....................        65              4.58
Exercised ..................      (170)             3.17
Forfeited ..................      (197)             5.70
                                  ----------------------
Outstanding February 1, 1997       641             $3.64
================================================================================

The weighted-average fair values of stock options granted during fiscal years 1997 and 1996 were $3.12 and $3.07, respectively.

The following table summarizes information about the Company's stock options outstanding as of February 1, 1997:


----------------------------------------------------------------------------------------
                                                                          Weighted-
                                                            Weighted-      Average
                                                             Average      Remaining
    Grant                          Options      Options      Exercise     Contractual
 Price Range                     Outstanding  Exercisable     Price       Life (Years)
----------------------------------------------------------------------------------------
$2.75 to $2.88 ...............     331,913      261,407       $2.80           5.8
$3.63 to $4.60 ...............     176,637       51,284        3.65           8.1
$5.00 to $6.00 ...............     132,500       23,125        5.74           9.2
----------------------------------------------------------------------------------------
    Total                          641,050      335,816
========================================================================================

During fiscal years 1997 and 1996, the Company awarded, pursuant to the Award Plan, restricted stock grants consisting of an aggregate of 45,000 and 100,000 shares, respectively, of the Company's Class A Common Stock. The restricted shares will vest equally over a three year period if the closing price of the Company's Class A Common Stock, as reported on the American Stock Exchange
(AMEX) for a consecutive ten day period, is equal to at least $9.00 in the first year, $11.00 in the second year and $13.00 in the third year from the date of the grant. No compensation expense was recorded with respect to the shares awarded under the Award Plan.

In December 1995, the Company issued warrants to purchase 1,715,000 shares of Class A Common Stock which may be exercised at any time during the next five years (see Notes 6 and 14) at an initial exercise price of $6.95 per share, which exercise price was subsequently adjusted to $5.45 per share as of February 1, 1997. The issuance of the warrants was recorded as an increase in paid-in-capital.

              Dairy Mart Convenience Stores, Inc. and Subsidiaries

11.  GASOLINE OPERATIONS:

A summary of gasoline operations for the years ended February 1, 1997, February 3, 1996 and January 28, 1995 is as follows:


                                           1997           1996          1995
--------------------------------------------------------------------------------
                                                    (in thousands)
Gasoline gallons sold ..............       209,478       212,832       206,441
Gasoline revenues ..................      $245,718      $226,505      $210,541
Cost of gasoline sold ..............       220,636       201,980       186,462
Depreciation .......................         2,651         2,461         2,080
Capital expenditures ...............         5,869         7,585         3,702
Net book value of gasoline equipment        21,801        19,054        13,068
================================================================================

--------------------------------------------------------------------------------
12.  EMPLOYEE BENEFIT PLANS:

The Company provides benefits to qualified employees through a defined contribution profit sharing plan. Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. No discretionary contributions to this plan were made in fiscal 1997, 1996 or 1995.

Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 25% of such contributions up to 6% of the employees' annual compensation. Matching contributions from the Company for fiscal years 1997, 1996 and 1995 were $117,000, $128,000 and $163,000, respectively. The Company does not offer any additional postretirement and postemployment benefits to its employees.

--------------------------------------------------------------------------------
13.  COMMITMENTS AND CONTINGENCIES:

As of February 1, 1997, the Company was contingently liable for outstanding letters of credit amounting to $5,631,000.

The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year. As of February 1, 1997 and February 3, 1996, the Company had recorded an accrual of $1,782,000 and $1,890,000, respectively, for such costs. The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such funds. As of February 1, 1997 and February 3, 1996, the Company had recorded a reimbursement receivable of $1,450,000 and $1,137,000, respectively. For the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, the Company recorded a provision for environmental expenses of $2,109,000, $1,048,000 and $1,160,000, respectively. Additionally, under current federal and state regulatory programs, the Company will be obligated by December 1998 to upgrade or replace most of its existing underground storage tanks ("USTs"). The Company presently estimates that it will be required to make capital expenditures related to the upgrading or replacing of USTs ranging from approximately $7.0 to $8.0 million in the aggregate through December 1998, which capital expenditures could be reduced for locations which may be closed in lieu of the capital costs of compliance. The Company's estimate of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions or other unexpected circumstances. Due to the nature of such information, the actual costs incurred may vary from their estimates, and the ongoing costs of assessment and remediation activities may vary significantly from year to year.

In fiscal 1997, the Company entered into a new agreement for the wholesale supply of various grocery items to its Northeast, Midwest and Southeast region stores. Under the supply agreement, the Company is obligated to annually purchase a minimum amount of merchandise for a period of nine years. Management believes that the level of purchases is readily achievable over the term of the new agreement. Prices to be charged by the supplier must be competitive.

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

              Dairy Mart Convenience Stores, Inc. and Subsidiaries

14. CORPORATE GOVERNANCE ISSUES, RESTRUCTURING INITIATIVES AND INTEREST CHARGES:

In fiscal years 1996 and 1995, the Company incurred special and/or unusual costs and expenses associated with corporate governance issues and corporate restructuring initiatives and other operating costs which have been included in operating and administrative expenses on the Consolidated Statement of Operations. Additionally, special and/or unusual interest charges have been included in interest expense on the Consolidated Statement of Operations. A summary of these costs and expenses for fiscal years ended February 3, 1996 and January 28, 1995 is as follows:


                                                                                    1996           1995
----------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)

Costs and expenses associated with corporate governance issues.............       $  8,985        $ 2,050

Corporate restructuring initiatives and other operating costs..............          3,215         10,734

Interest charges...........................................................              -          1,216

==========================================================================================================

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

Also during fiscal 1996, the Company incurred $5,835,000 of additional costs and expenses in connection with the aforementioned transactions. These costs and expenses included $2,672,000 for legal and other professional fees, $1,211,000 for the termination of an Officer of the Company who was a party to the Former Holder's claims against the Company, $1,287,000 for financing fees primarily incurred to amend the Company's senior revolving credit facility with respect to the purchase of the Former Holder's interest and issuance of Series B Notes (see
Note 6) and $665,000 for the issuance of warrants to purchase 500,000 shares of the Company's Class A Common Stock to holders of the Company's Series A Notes as fee for the consent of such holders for the Company to purchase the interests of the Former Holder and for the waiver of certain alleged defaults under the terms of the Series A Notes.

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

During fiscal 1996, the Company recorded additional operating and exit costs totaling $3,215,000 related to the aforementioned restructuring initiatives including $1,313,000 incurred during the wind-down of dairy and manufacturing distribution operations since the eventual sales of such operations occurred at later dates than initially anticipated by management and $1,000,000 for the further writedown of the properties held for sale to their estimated net realizable value based upon marketing efforts to dispose of these assets in the fourth quarter of fiscal 1996. In addition, the Company incurred an additional $902,000 of costs related to the sale or closing of the 143 retail convenience stores and 81 retail gasoline facilities again since such sales/closings occurred at later dates than had been originally planned by management.

During fiscal 1995, the Company incurred $535,000 in duplicative interest expense, net of interest income, and fees due to the issuance of the Company's 10.25% senior subordinated notes on March 3, 1994, the retirement of the Company's 14.25% subordinated debentures on April 4, 1994 and a subsequent amendment of the Company's senior revolving credit facility (see Note 6). In addition, the Company reached an agreement with the Internal Revenue Service to settle certain disputed items. The terms of the settlement required the Company to pay $681,000 of interest charges (see Note 8).

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

15.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION:

The Company's payment obligations under the Series A and Series B Senior Subordinated Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statement of operations, balance sheet and cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are accordingly omitted.

Investment in subsidiaries is accounted for by the Parent Company on the equity method for purpose of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED FEBRUARY 1, 1997

                                                                          Parent   Guarantor
                                                                         Company  Subsidiaries     FINOP  Eliminations Consolidated
                                                                        ----------------------------------------------------------
                                                                                              (in thousands)

Revenues (including excise taxes of $36,427) .........................  $     253   $ 584,981      $  512    $      -    $ 585,746

Cost of goods sold and expenses:
     Cost of goods sold ..............................................          -     431,851           -           -      431,851
     Operating and administrative expenses ...........................        277     145,326          28           -      145,631
     Interest expense ................................................     10,050         472         355           -       10,877
                                                                        ----------------------------------------------------------

                                                                           10,327     577,649         383           -      588,359
                                                                        ----------------------------------------------------------


         Income (loss) before income taxes and equity in income (loss)
           of consolidated subsidiaries ..............................    (10,074)      7,332         129           -       (2,613)

Benefit from (provision for) income taxes ............................      2,802      (2,040)        (35)          -          727
                                                                        ----------------------------------------------------------

         Income (loss) before equity in income (loss) of
           consolidated subsidiaries .................................     (7,272)      5,292          94           -       (1,886)

Equity in income (loss) of consolidated subsidiaries .................      5,386          94           -      (5,480)           -
                                                                        ----------------------------------------------------------


         Net income (loss) ...........................................  $  (1,886)  $   5,386      $   94    $ (5,480)   $  (1,886)
===================================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                             AS OF FEBRUARY 1, 1997

                                                        Parent     Guarantor
                                                       Company    Subsidiaries      FINOP    Eliminations    Consolidated
                                                      -------------------------------------------------------------------
                                                                             (in thousands)

ASSETS

Current Assets:
   Cash .........................................     $     100     $   8,018     $   1,172   $         -      $   9,290
   Short-term investments .......................             -             -         1,533             -          1,533
   Accounts and notes receivable ................            20        12,897           671             -         13,588
   Inventory ....................................             -        20,184             -             -         20,184
   Prepaid expenses and other current assets ....            20         3,259             -             -          3,279
   Deferred income taxes ........................           933           878             -             -          1,811
                                                      ------------------------------------------------------------------
     Total current assets .......................         1,073        45,236         3,376             -         49,685


Assets Held for Sale ............................             -         9,543             -             -          9,543
Property and Equipment, net .....................             -        89,448             -             -         89,448
Intangible Assets, net ..........................             -        17,039             -             -         17,039
Other Assets, net ...............................         1,389         6,209         2,192             -          9,790
Investment in and Advances to Subsidiaries ......       126,784         1,175           843      (128,802)             -
                                                      ------------------------------------------------------------------
     Total assets ...............................     $ 129,246     $ 168,650     $   6,411     $(128,802)     $ 175,505
------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term obligations ..     $     929     $     454     $       -   $         -      $   1,383
   Accounts payable .............................        13,800        16,840             -             -         30,640
   Accrued expenses .............................           726        12,432             9             -         13,167
   Accrued interest .............................         3,520             -           115             -          3,635
                                                      ------------------------------------------------------------------
     Total current liabilities ..................        18,975        29,726           124             -         48,825
                                                      ------------------------------------------------------------------


Long-term Obligations, less current portion above       102,358         2,457         4,230             -        109,045
Other Liabilities ...............................             -         9,683            39             -          9,722
Stockholders' Equity ............................         7,913       126,784         2,018      (128,802)         7,913
                                                      ------------------------------------------------------------------

     Total liabilities and stockholders' equity .     $ 129,246     $ 168,650     $   6,411     $(128,802)     $ 175,505
========================================================================================================================


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED FEBRUARY 1, 1997

                                                                 Parent      Guarantor
                                                                 Company    Subsidiaries     FINOP       Eliminations  Consolidated
                                                                ------------------------------------------------------------------
                                                                                        (in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......     $ (4,406)     $ 13,925      $     91        $     -     $    9,610
                                                                ------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments ...................            -             -        (1,533)             -         (1,533)
     Purchase of property and equipment ...................            -       (23,782)            -              -        (23,782)
     Proceeds from sale of property, equipment and
      assets held for sale ................................            -         2,628             -              -          2,628
     Investment in and advances to subsidiaries ...........       (7,475)        8,043          (568)             -              -
     Increase in long-term notes receivable ...............            -          (128)       (1,307)             -         (1,435)
     Proceeds from collection of long-term notes receivable            -            98         1,415              -          1,513
     (Increase) decrease in intangibles and other assets ..           (1)         (409)           38              -           (372)
                                                                ------------------------------------------------------------------
Net cash used in investing activities .....................       (7,476)      (13,515)       (1,990)             -        (22,981)
                                                                ------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term obligations.....................       10,580           350             -              -         10,930
     Repayment of long-term obligations ...................         (928)         (578)           (8)             -         (1,514)
     Issuance of common stock .............................          591             -             -              -            591
                                                                ------------------------------------------------------------------
Net cash provided by (used in) financing activities .......       10,243          (228)           (8)             -         10,007
                                                                ------------------------------------------------------------------

(Decrease) increase in cash ...............................       (1,639)          147        (1,872)             -         (3,364)
Cash at beginning of year .................................        1,739         7,871         3,044              -         12,654
                                                                ------------------------------------------------------------------

Cash at end of year .......................................     $    100      $  8,018      $  1,172        $     -     $    9,290
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year-
     Interest .............................................     $  9,635      $    472      $    359        $     -     $   10,466
     Income taxes refunded ................................          (97)            -             -              -            (97)
====================================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED FEBRUARY 3, 1996

                                                                             Parent  Guarantor
                                                                            Company Subsidiaries FINOP  Eliminations   Consolidated
                                                                           ---------------------------------------------------------
                                                                                                (in thousands)

Revenues (including excise taxes of $36,331) .........................     $    681   $570,099  $  531    $      -      $ 571,311

Cost of goods sold and expenses:
     Cost of goods sold ..............................................            -    413,548       -           -        413,548
     Operating and administrative expenses ...........................        9,288    148,016      18           -        157,322
     Interest expense ................................................        8,723        594     344           -          9,661
                                                                           ------------------------------------------------------

                                                                             18,011    562,158     362           -        580,531
                                                                           ------------------------------------------------------


         Income (loss) before income taxes and equity in income (loss)
           of consolidated subsidiaries ..............................      (17,330)     7,941     169           -         (9,220)

Benefit from (provision for) income taxes ............................        6,052     (2,768)    (64)          -          3,220
                                                                           ------------------------------------------------------

         Income (loss) before equity in income (loss) of
           consolidated subsidiaries .................................      (11,278)     5,173     105           -         (6,000)

Equity in income (loss) of consolidated subsidiaries .................        5,278        105       -      (5,383)             -
                                                                           ------------------------------------------------------

         Net income (loss) ...........................................     $ (6,000)  $  5,278  $  105   $  (5,383)     $  (6,000)
==================================================================================================================================




                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                             AS OF FEBRUARY 3, 1996

                                                         Parent     Guarantor
                                                        Company    Subsidiaries     FINOP     Eliminations   Consolidated
                                                      ------------------------------------------------------------------
                                                                               (in thousands)

ASSETS

Current Assets:
   Cash .........................................     $   1,739     $   7,871     $   3,044     $       -      $  12,654
   Accounts and notes receivable ................             -         9,081           671             -          9,752
   Inventory ....................................             -        20,928             -             -         20,928
   Prepaid expenses and other current assets ....            60         3,394             -             -          3,454
   Deferred income taxes ........................           859         1,810             -             -          2,669
                                                      ------------------------------------------------------------------
     Total current assets .......................         2,658        43,084         3,715             -         49,457
                                                      ------------------------------------------------------------------


Assets Held for Sale ............................             -         8,685             -             -          8,685
Property and Equipment, net .....................             -        80,387             -             -         80,387
Intangible Assets, net ..........................             -        17,277             -             -         17,277
Other Assets, net ...............................         2,442         4,352         2,338             -          9,132
Investment in and Advances to Subsidiaries ......       119,309         1,650           275      (121,234)             -
                                                      ------------------------------------------------------------------

     Total assets ...............................     $ 124,409     $ 155,435     $   6,328     $(121,234)     $ 164,938
------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term obligations ..     $     932     $     490     $       8 $           -      $   1,430
   Accounts payable .............................        15,919        14,875             9             -         30,803
   Accrued expenses .............................         2,211        12,221             5             -         14,437
   Accrued interest .............................         3,236             -           119             -          3,355
                                                      ------------------------------------------------------------------
     Total current liabilities ..................        22,298        27,586           141             -         50,025
                                                      ------------------------------------------------------------------

Long-term Obligations, less current portion above        92,573         2,648         4,230             -         99,451
Other Liabilities ...............................           330         5,892            32             -          6,254
Stockholders' Equity ............................         9,208       119,309         1,925      (121,234)         9,208
                                                      ------------------------------------------------------------------

     Total liabilities and stockholders' equity .     $ 124,409     $ 155,435     $   6,328     $(121,234)     $ 164,938
=========================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED FEBRUARY 3, 1996

                                                                 Parent      Guarantor
                                                                 Company    Subsidiaries     FINOP    Eliminations Consolidated
                                                                --------------------------------------------------------------
                                                                                       (in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......     $ (9,824)     $ 19,624      $     95      $     -     $  9,895
                                                                --------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of short-term investments .........            -             -         2,053            -        2,053
     Purchase of property and equipment ...................            -       (20,232)            -            -      (20,232)
     Proceeds from sale of property, equipment
       and assets held for sale ...........................            -        14,741             -            -       14,741
     Investment in and advances to subsidiaries ...........        8,096        (7,831)         (265)           -            -
     Increase in long-term notes receivable ...............            -             -        (1,579)           -       (1,579)
     Proceeds from collection of long-term notes receivable            -            69         1,637            -        1,706
     Decrease (increase) in intangibles and other assets ..          183          (113)            9            -           79
                                                                --------------------------------------------------------------
Net cash provided by (used in) investing activities .......        8,279       (13,366)        1,855            -       (3,232)
                                                                --------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term obligations and related warrants       13,500             -             -            -       13,500
     Repayment of long-term obligations ...................         (326)       (1,805)            -            -       (2,131)
     Note receivable from DM Associates ...................      (10,000)            -             -            -      (10,000)
     Issuance of common stock .............................          110             -             -            -          110
                                                                --------------------------------------------------------------
Net cash provided by (used in) financing activities .......        3,284        (1,805)            -            -        1,479
                                                                --------------------------------------------------------------

Increase in cash ..........................................        1,739         4,453         1,950            -        8,142
Cash at beginning of year .................................            -         3,418         1,094            -        4,512
                                                                --------------------------------------------------------------

Cash at end of year .......................................     $  1,739      $  7,871      $  3,044      $     -     $ 12,654
===============================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year-
     Interest .............................................     $  8,512      $    535      $    312      $     -     $  9,359
     Income taxes refunded ................................       (1,172)            -             -            -       (1,172)
Noncash investing and financing activities-
     Issuance of warrants .................................          665             -             -            -          665
     Capital lease obligations ............................          768            60             -            -          828
===============================================================================================================================




               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 28, 1995

                                                                          Parent   Guarantor
                                                                          Company  Subsidiaries  FINOP    Eliminations Consolidated
                                                                        -----------------------------------------------------------
                                                                                               (in thousands)

Revenues (including excise taxes of $36,332) .........................  $     500    $595,821    $  461      $     -     $ 596,782

Cost of goods sold and expenses:
     Cost of goods sold ..............................................          -     439,757         -            -       439,757
     Operating and administrative expenses ...........................      3,140     160,744        25            -       163,909
     Interest expense ................................................      9,414         645       376            -        10,435
                                                                        ----------------------------------------------------------

                                                                           12,554     601,146       401            -       614,101
                                                                        ----------------------------------------------------------

         Income (loss) before income taxes, equity in income (loss) of consolidated subsidiaries and cumulative effect of
           accounting change .........................................    (12,054)     (5,325)       60            -       (17,319)

Benefit from (provision for) income taxes ............................      4,564       2,018       (24)           -         6,558
                                                                        ----------------------------------------------------------

         Income (loss)  before equity in income (loss) of consolidated
           subsidiaries and cumulative effect of accounting change ...     (7,490)     (3,307)       36            -       (10,761)

Equity in income (loss) of consolidated subsidiaries .................     (3,271)         36         -        3,235             -
                                                                        ----------------------------------------------------------

         Income (loss) before cumulative effect of accounting change .    (10,761)     (3,271)       36        3,235       (10,761)

Cumulative effect of accounting change ...............................       (389)          -         -            -          (389)
                                                                        ----------------------------------------------------------

         Net income (loss) ...........................................  $ (11,150)   $ (3,271)   $   36      $ 3,235     $ (11,150)
===================================================================================================================================

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 28, 1995

                                                                  Parent     Guarantor
                                                                 Company     Subsidiaries     FINOP   Eliminations Consolidated
                                                                ---------------------------------------------------------------
                                                                                          (in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......     $ (2,158)     $  8,931      $    (81)     $   -     $  6,692
                                                                ------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments ...................            -             -        (3,953)         -       (3,953)
     Proceeds from sale of short-term investments .........            -             -         1,900          -        1,900
     Purchase of property and equipment ...................            -       (17,772)            -          -      (17,772)
     Proceeds from sale of property, equipment
       and assets held for sale ...........................            -         1,120             -          -        1,120
     Investment in and advances to subsidiaries ...........       (8,653)        8,955          (302)         -            -
     Increase in long-term notes receivable ...............            -             -        (1,621)         -       (1,621)
     Proceeds from collection of long-term notes receivable            -           332         1,062          -        1,394
     (Increase) decrease in intangibles and other assets ..       (2,793)        2,413            46          -         (334)
                                                                ------------------------------------------------------------
Net cash used by investing activities .....................      (11,446)       (4,952)       (2,868)         -      (19,266)
                                                                ------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term obligations and related warrants       74,064             -             -          -       74,064
     Repayment of long-term obligations ...................      (60,557)       (3,150)            -          -      (63,707)
     Issuance of common stock .............................           97             -             -          -           97
                                                                ------------------------------------------------------------
Net cash provided by (used in) financing activities .......       13,604        (3,150)            -          -       10,454
                                                                ------------------------------------------------------------

Increase (decrease) in cash ...............................            -           829        (2,949)         -       (2,120)
Cash at beginning of year .................................            -         2,589         4,043          -        6,632
                                                                ------------------------------------------------------------

Cash at end of year .......................................     $      -      $  3,418      $  1,094      $   -     $  4,512
=============================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year-
     Interest .............................................     $  8,600      $    581      $    328      $   -     $  9,509
     Income taxes paid ....................................          879             -             -          -          879
=============================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

16.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Quarterly financial information is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Fiscal Quarter Ended
----------------------------------------------------------------------------------------------------------------------------------

                                                       May 4,                August 3,               November 2,      February 1,
Fiscal year ended February 1, 1997                      1996                    1996                    1996             1997
---------------------------------------------------------------------------------------------------------------------------------

                                                                     (in thousands, except per share amounts)

Revenues  ................................            $141,328                $156,132                 $147,344         $140,942
Gross profit  ............................              36,246                  41,676                   40,990           34,983
Net income (loss)  .......................                (393)                  2,234                      193           (3,920)
Earnings (loss) per share  ...............               (0.09)                   0.48                     0.04            (0.85)
---------------------------------------------------------------------------------------------------------------------------------

                                                        April 29,              July 29,               October 28,      February 3,
Fiscal year ended February 3, 1996                        1995                   1995                     1995             1996
---------------------------------------------------------------------------------------------------------------------------------

                                                                     (in thousands, except per share amounts)

Revenues  ................................            $133,442                $150,818                 $143,492         $143,559
Gross profit  ............................              35,272                  42,217                   40,614           39,660
Net income (loss) ........................                (329)                  2,237                     (405)          (7,503)
Earnings (loss) per share  ...............               (0.06)                   0.38                    (0.07)           (1.57)
---------------------------------------------------------------------------------------------------------------------------------


17.  SUBSEQUENT EVENTS:

In March 1997, the Company announced that it had agreed to sell its 161 convenience store locations in Connecticut, Rhode Island, Massachusetts and New York to the DB Companies, Inc., a Rhode Island based convenience store operator and gasoline wholesaler and retailer for approximately $39.7 million. This transaction is subject to certain contingencies but is expected to close on or about May 15, 1997.

In February, 1997, the Company finalized the sale of its former administrative office building and plant facility located in Cuyahoga Falls, Ohio, to CFP, Ltd., for $4.1 million.