Form 10-K/A
period 1997-02-01
DAIRY MART CONVENIENCE STORES INC
filed 1997-05-01
CIK 721675

                                  FORM 10-K/A
                               AMENDMENT NO. 1

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

This Form 10-K/A Amendment No. 1 amends the Form 10-K of Dairy Mart Conveneince Stores, Inc. (the "Company") filed for the fiscal year ended February 1, 1997 by including the name of Arthur Andersen LLP on the Report of Independent Public Accountants filed as page F-2 of the Company's Form 10-K.

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