Form 10-K/A
period 1997-02-01
DAIRY MART CONVENIENCE STORES INC
filed 1997-06-02
CIK 721675

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

This Form 10-K/A Amendment No.2 amends the Form 10-K of Dairy Mart Convenience Stores, Inc. (the "Company") filed for the fiscal year ended February 1, 1997 as follows: (i) a subsection of Item 1 has been added entitled "Executive Officers and Directors of the Company," and Item 1 is filed in its entirety as amended; and (ii) the information required by Items 10, 11, 12 and 13 of Part III is no longer incorporated by reference from the Company's definitive proxy statement for its 1997 annual meeting of shareholders, as such proxy statement will not be filed within 120 days after the fiscal year ended February 1, 1997; the information required by such items is now set forth in full in Part III and is filed herewith.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None.

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

        As of February 1, 1997, the Company operated and franchised retail convenience stores in the following three regions of the United States:

                                                                     NUMBER OF
NORTHEAST REGION                                                      STORES
                                                                    -----------
   Massachusetts ...................................................      58
   Connecticut......................................................      52
   New York ........................................................      35
   Rhode Island.....................................................      16
                                                                    --------

        Total Northeast Stores......................................     161
                                                                    --------

MIDWEST REGION

   Ohio.............................................................     401
   Michigan.........................................................      33
   Pennsylvania.....................................................      34
                                                                    --------

        Total Midwest Stores........................................     468
                                                                    --------

SOUTHEAST REGION

   Kentucky.........................................................     142
   Indiana..........................................................      20
   Tennessee........................................................      13
   North Carolina...................................................       7
                                                                    --------

        Total Southeast Stores......................................     182
                                                                    --------

            Total Stores............................................     811
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

        The following table sets forth the number of stores, on both a Company operated and franchise operated basis, that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:

                                 February 1, 1997             February 3, 1996              February 3, 1995
                           ---------------------------  ---------------------------   ---------------------------
                          Company    Franchise          Company    Franchise          Company    Franchise
                          Operated   Operated    Total  Operated   Operated   Total   Operated   Operated   Total
                          --------   --------    -----  --------   --------   -----   --------   --------   -----

At beginning of period...    587        290        877     644        317       961      687        335     1,022

Opened or acquired......       9          -          9       8          -         8       10          1        11

Closed or sold..........     (55)       (20)       (75)    (68)       (24)      (92)     (57)       (15)      (72)

Transferred (net).......       2         (2)        --       3         (3)       --        4         (4)       --
                           -----      -----      -----   -----      -----     -----    -----      -----     -----

At end of period........     543        268        811     587        290       877      644        317       961
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

        In addition to ongoing assessment and remediation costs, the Company presently estimates that it will be required to make capital expenditures, including those requiring upgrading or replacing of existing USTs, ranging from approximately $7.0 to $8.0 million in the aggregate over the next two fiscal years to comply with current federal and state UST regulations, which capital expenditures could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Responsibility").

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

BUSINESS OUTLOOK

        This Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include plans and objectives to upgrade and remodel store locations, to build new stores and increase gasoline sales, to improve certain aspects of the franchisee program, to sell or lease certain assets, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, the future profitability of the Company, the availability of desirable store locations, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, and general economic conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

             Name and (Age)                      Title
             --------------                      -----

Frank W. Barrett (57)                      Director since 1983

J. Kermit Birchfield, Jr. (57)             Director since 1996

John W. Everets, Jr. (51)                  Director since 1994

Gregory G. Landry (39)                     Executive Vice President,
                                           Chief Financial Officer, and
                                           a Director since 1991

Robert B. Stein, Jr. (39)                  President, Chief Executive
                                           Officer, Chairman of the Board
                                           and a Director since 1992

Thomas W. Janes (41)                       Director since 1995

Truby G. Proctor, Jr. (61)                 Director since 1996

Alice R. Guiney (43)                       Vice President-Human
                                           Resources

Robert J. Pietrick (48)                    Senior Vice President-Corporate
                                           Marketing and Gasoline
                                           Operations

Michael L. Poole (50)                      Vice President-Construction
                                           and Planning

James M. Schulte (36)                      Vice President and Treasurer

Scott A. Stein (38)                        Vice President-Management
                                           Information Systems

Dennis J. Tewell (40)                      Vice President-Business
                                           Development

Gregory Wozniak (49)                       Vice President-Corporate
                                           Counsel

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

GREGORY G. LANDRY

Mr. Landry has served as Chief Financial Officer since August 1990 and was named Executive Vice President of the Company in April 1992. Mr. Landry joined the Company in October 1985 and served in various financial positions, including Treasurer. Mr. Landry is a certified public accountant and a member of the American Institute of Certified Public Accountants.

TRUBY G. PROCTOR, JR.

Mr. Proctor is Chairman and Chief Executive Officer of Lee-Moore Oil Company, located in Sanford, North Carolina, a privately held North Carolina based oil jobber. From August 1987 to July 1994, Mr. Proctor served as Chairman and Chief Executive Officer of The Pantry Inc., a privately held 460 store convenience chain headquartered in North Carolina.

ROBERT B. STEIN, JR.

Mr. Stein was elected President of the Company in September 1994, Chief Executive Officer in June 1995 and Chairman of the Board of Directors in December 1995. He joined the Company in 1983 and served in various positions, including Treasurer, General Manager of the Midwest Region, and Executive Vice President-Operations and Marketing.

ALICE R. GUINEY

Ms. Guiney was named Vice President Human Resources in November 1996. Prior to joining the Company, Ms. Guiney directed corporate and field operational disciplines of human resources for Sunglass Hut International in Coral Gables, Florida. Ms. Guiney also held the positions of Director of Merchandising and Director of Administration during her tenure with Burdines Department Stores.

ROBERT J. PIETRICK

Mr. Pietrick was named Senior Vice President of Marketing and Gasoline Retailing in July 1996. Prior to joining the Company, Mr. Pietrick served as Manager of Merchandising and Business Development for British Petroleum. During this 26 year tenure at British Petroleum, formerly Standard Oil (Ohio), Mr. Pietrick served in retail management and strategic planning positions including Manager, BP Express Development and Retail Manager for Singapore and Malaysia.

MICHAEL L. POOLE

Mr. Poole was named Vice President Construction and Planning in April 1996. Prior to joining the Company, Mr. Poole was Director of Store Design and Construction for Crabtree and Evelyn, Ltd., in Woodstock, Connecticut, and Director of Design and Construction for Edison Brothers Stores, Inc., in St. Louis, Missouri. Prior to his position with Edison Brothers Stores, Mr. Poole was owner and President of The Poole Group, an architectural company.

JAMES M. SCHULTE

Mr. Schulte was named Vice President and Treasurer in December 1996. Prior to joining the Company, Mr. Schulte served as Treasurer of Figgie International, Inc. Prior to joining Figgie International in 1991, Mr. Schulte was an International Tax Consultant for Ernst & Young and Manager of International Taxes for Maytag Corporation. Mr. Schulte is a certified public accountant and a member of the American Institute of Certified Public Accountants.

SCOTT A. STEIN

Mr. Stein was named Vice President Management Information Systems (MIS) in November 1994. Since joining the Company in September 1992, Mr. Stein has served as Director of Store Automation, MIS Director, and Vice President-Administration and MIS. From February 1989 to August 1992, Mr. Stein was Director of Open Systems Distributed Computing for Technology Investment Strategies Corporation, an information technology consulting company. Mr. Stein is the brother of Robert B. Stein, Jr., President, Chief Executive Officer and Chairman of the Board.

DENNIS J. TEWELL

Mr. Tewell was named Vice President-Business Development in 1996. Mr. Tewell joined the former CONNA Corporation, now the Company's Southeast Region, in 1985. He previously served as Vice President-Operations for the Company's Northeast Region, Vice President-Store Operations, Director of Operations, Strategic Planning Coordinator in the Southeast Region, and special consultant for the Company's international operations in Europe.

GREGORY WOZNIAK

Mr. Wozniak was named Vice President-Corporate Counsel in December 1992. In 1981, Mr. Wozniak became General Counsel for the Lawson Company, which was later acquired by Dairy Mart in 1985. Mr. Wozniak is admitted to practice law in Ohio and Connecticut and is a member of the Ohio State and American Bar Associations.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding directors and executive officers of the Company is set forth under the caption "Executive Officers And Directors Of The Company" in Item 1 of this Form 10-K/A Amendment No. 2 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

         The following table provides certain information for the Company's past three fiscal years regarding the cash and other compensation paid to, earned by, or awarded to those persons who, during the last fiscal year, (i) served as the Company's Chief Executive Officer or in a similar capacity, (ii) were the three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and (iii) one additional individual for whom disclosure would have been provided had he been serving as executive officer of the Company as of the filing date of this form 10-K/A Amendment No. 2.

                           Summary Compensation Table

                                                                                         Long Term
                                                      Annual Compensation(a)             Compensation
                                           ---------------------------------------  ----------------------
                                                                                           Awards(b)
                                                                                    ----------------------
                                                                                    Restricted  Securities
                                                                      Other Annual    Stock     Underlying    All Other
            Name and Principal             Fiscal                     Compensation    Awards     Options    Compensation
               Position                    Year    Salary     Bonus        (c)          (d)         (e)          (f)
         -----------------------           -----  --------  --------  ------------  ----------  ----------  ------------

         Robert B. Stein, Jr.,             1997   $282,700  $ 22,500    $  1,412     $     --          --       $ 9,435
         President, Chief                  1996    254,808   162,500          --      230,000      95,555         9,533
         Executive Officer and             1995    199,808    35,000          --           --      96,945        11,588
         Chairman of the Board

         Gregory G. Landry,                1997    226,346    18,900      47,795           --          --         8,670
         Executive Vice President          1996    214,038   131,500          --      115,000      55,332         8,670
         and Chief Financial               1995    179,041    35,000          --           --      70,543         9,118
         Officer

         Gregory Wozniak,                  1997    116,541    14,900      58,345           --          --           485
         Vice President-Corporate          1996    112,122    16,500          --       57,500       6,250           528
         Counsel                           1995    108,754    15,000      20,033           --       2,500           592

         Scott A. Stein,                   1997    113,077     9,000         774           --          --         1,216
         Vice President-Management         1996    100,098    15,000         926       57,500       5,000           173
         Information Systems               1995     92,311    10,000         291           --      14,000            --

         Gregg O. Guy,                     1997    166,346    18,500     108,479           --          --           505
         Former Executive Vice             1996    152,885    22,500      37,554       86,250          --           645
         President - Operations(g)         1995    131,860    20,000          --           --      50,000         1,263

         (a) Annual compensation does not include non-cash compensation that in the aggregate does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of each named executive officer.

         (b) The Company did not grant any stock appreciation rights and make any long-term incentive plan payments during fiscal 1997, 1996 or 1995.

         (c) Other annual compensation for the following named executive officers includes the following amounts paid on behalf of, or received by, each officer (i) $46,488 in relocation expense for Mr. Landry in fiscal 1997, (ii) $108,277 and $28,801 in relocation expense for Mr. Guy in fiscal 1997 and 1996, respectively, (iii) $57,554 in relocation expense for Mr. Wozniak in fiscal 1997, and (iv) a $11,250 gain related to an exercised stock option to purchase 6,000 shares of Common Stock and $5,771 for automobile expenses for Mr. Wozniak in fiscal 1995.

         (d) In January 1996, the Company awarded restricted stock to certain executive officers under the Company's 1995 Stock Option and Incentive Award Plan. Robert B. Stein, Jr., Gregory G. Landry, Gregory Wozniak, Scott A. Stein and Gregg
                   O. Guy were awarded 40,000, 20,000, 10,000, 10,000 and
                   15,000 shares of Class A Common Stock, respectively. The restricted shares will vest equally over a three year period following the grant date, if the closing price of the Company's Class A Common Stock, as reported on the American Stock Exchange (AMEX) achieves price targets, in each case for a consecutive ten day period, $9.00, $11.00 and $13.00, respectively, during the first, second, and third years from the date of the grant. Dividends will not be paid on unvested restricted stock awards. These named executive officers have not received any other restricted stock awards.

         (e) The Company did not grant options to purchase shares of the Company's common stock in fiscal year 1997 to any of the named executive officers.

         (f) Includes amounts contributed for the benefit of the Company's executive officers to the Company's qualified profit sharing plan and premiums paid by the Company for split-dollar and life insurance for the benefit of certain executive officers during the applicable years. Company contributions to the qualified profit sharing plan for each of the 1997, 1996, and 1995 fiscal years, respectively, included $555, $645 and $1,984 for Robert B. Stein, Jr.; $0, $0 and $448 for Gregory
                   G. Landry; $505, $645 and $1,263 for Gregg O. Guy; $485, $528
                   and $592 for Gregory Wozniak; and $1,216, $173 and $0 for Scott A. Stein. Premiums paid on split-dollar and life insurance for each of the 1997, 1996 and 1995 fiscal years, respectively, included $8,880, $8,888 and $9,604 for Robert
                   B. Stein, Jr. and $8,670, $8,670 and $8,670 for Gregory G. Landry.

         (g) Mr. Guy's employment with the Company was terminated as of May 16, 1997. Mr. Guy had an employment agreement with the Company pursuant to which the Company paid to Mr. Guy $318,750 in severance costs.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

         The Company did not grant options in fiscal year 1997 to any of the executive officers listed in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The table below sets forth information regarding stock options that were exercised, if any, during the past fiscal year, and unexercised stock options held as of February 1, 1997, by the executive officers listed in the Summary Compensation Table above:

                                                                Number of           Value of
                                                              Shares Underlying     Unexercised
                                                                 Unexercised        In-the-Money
                               Number of                        Options at          Options at
                            Shares Acquired                       FY-End            FY-End (1)
                             on Exercise of                   Exercisable (E)/   Exercisable (E)/
           Name                 Options      Value Realized  Unexercisable (U)  Unexercisable (U)
--------------------------  ---------------- --------------  -----------------  ---------------------
Robert B. Stein, Jr.......       12,500           $21,875         94,236 (E)       $260,278 (E)
                                                                  85,764 (U)        193,055 (U)

Gregory G. Landry.........         --                --           75,417 (E)        213,230 (E)
                                                                  50,458 (U)        114,146 (U)


Gregory Wozniak...........         --                --           15,813 (E)         45,914 (E)
                                                                   6,938 (U)         16,555 (U)

Scott A. Stein............         --                --            9,000 (E)         25,094 (E)
                                                                  11,000 (U)         28,906 (U)

Gregg O. Guy..............         --                --           33,375 (E)         98,156 (E)
                                                                  16,625 (U)         47,906 (U)


---------------------------

(1) Values are calculated for options "in the money" by subtracting the exercise price per share from the closing price per share of the applicable class of the Company's Class A and Class B Common Stock on February 1, 1997, which amounts were each $5.75 per share, respectively. Certain of the executive officers have options to purchase shares of Common Stock at exercise prices greater than the fair market value of the applicable class of Common Stock as of February 1, 1997. Such options are not "in the money" and their value is, therefore, not disclosed above.

EMPLOYMENT AGREEMENTS

        In June 1995, the Company entered into employment agreements (the "Employment Agreements") with Messrs. Stein and Landry. The Employment Agreements are initially for two (2) year terms, but such terms are automatically extended each year for an additional year unless the Company or the employee gives notice that it or he does not desire to have the term extended before February 28th of each year.

        Under the Employment Agreements, Messrs. Stein and Landry receive annual salaries that may be increased, but may not be decreased. In addition, Employment Agreements provide that the Board of Directors, or a committee thereof, may award each employee annual bonuses if performance criteria to be determined by the Board are met.

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

        The Employment Agreements provide that if the employee's termination is by the Company without cause or by the employee for good reason, and not as a result of the employee's death or disability, the employee will receive his full salary and bonus through the date of termination. The amount of the employee's bonus will be the highest of the aggregate bonus payments earned by the employee for any of the last three twelve month periods prior to the date of termination. The Agreements also provide that after such termination, each of Messrs. Stein and Landry will also receive a severance payment equal to two (2) times the sum of his full base salary and annual bonus. If any payment in connection with the termination of the employee's employment under the Employment Agreements would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), then the Company will pay the employee an additional payment equal to the amount of any excise tax the employee as a result of the employee's receipt of the additional payment.

DIRECTORS' COMPENSATION

        Messrs. Barrett, Birchfield, Everets, Janes and Proctor received directors, fees of $19,000, $19,000, $19,000, $18,000, and $19,000, respectively, for the fiscal year ended February 1, 1997. The annual fee for outside directors for the 1997 fiscal year is $12,000 plus $1,000 for each regular or special meeting of the Board attended. The remaining directors, who are employees of the Company, receive no directors' fees. In addition to the forgoing fees, on February 1, 1997, Messrs. Barrett, Birchfield, Everets, Janes and Proctor each received an option to purchase 3,500 shares of Class A Common Stock at $5.75 per share pursuant to the Company's 1995 Stock Option Plan for Outside Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee of the Company's Board of Directors during the last fiscal year were Messrs. Barrett, Birchfield, and Everets. None of these individuals was at any time during fiscal year 1997, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

INFORMATION REGARDING DM ASSOCIATES AND THE SETTLEMENT AGREEMENT

STOCK OWNED BY DM ASSOCIATES

         DM Associates Limited Partnership ("DM Associates") is the owner of record of 1,858,743 shares of Class B Common Stock of the Company, representing approximately 66.8% of the issued and outstanding shares of Class B Common Stock, and 60.2% of the total voting power of both classes of the Common Stock. The general partner of DM Associates is New DM Management Associates I ("DM Management I"), which is a general partnership. The general partners of DM Management I are Robert B. Stein, Jr., a Director and the Chairman, Chief Executive Officer and President of the Company, and Gregory G. Landry, a Director and the Executive Vice President and Chief Financial Officer of the Company.

         In March 1992, DM Associates financed part of the purchase of its 1,858,743 shares of Class B Common Stock by obtaining a $7,100,000 loan (the "Limited Partnership Loan") from the Connecticut Development Authority ("CDA"). The Limited Partnership Loan is secured by DM Associates' collateral pledge of 1,220,000 shares of the Class B Common Stock owned by DM Associates, representing 43.8% of the issued and outstanding shares of Class B Common Stock and 39.5% of the total voting power of both classes of Common Stock. In September 1994, FCN Properties Corporation, a corporation owned and controlled by Charles Nirenberg, a former stockholder, Director and executive officer of the Company, purchased all of the CDA's right, title and interest in and to the Limited Partnership Loan. In December 1995, FCN Properties Corporation sold the Limited Partnership Loan to the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of 5% or more of either class of Common Stock as of May 3, 1997. This information is furnished in accordance with the Securities and Exchange Commission ("SEC") regulations relating to any persons known by the Company to be the beneficial owners of 5% or more of Common Stock. In preparing the following table, the Company has relied on information filed by such persons with the SEC, and in some cases, other information provided to the Company by such persons.

                                                                          Amount and Nature
                                Name and Address of                         of Beneficial       Percent
Title of Class                   Beneficial owner                            Ownership         of Class
-------------------       ---------------------------------              -------------------   ---------
Class B                   DM Associates Limited Partnership                 1,858,743 (1)        66.8%
Common Stock              One Vision Drive
                          Enfield, Connecticut

                          New DM Management Associates I                    1,858,743 (1)        66.8%
                          One Vision Drive
                          Enfield, Connecticut

                          Robert B. Stein, Jr.                              1,858,743 (1)        66.8%
                          One Vision Drive
                          Enfield, Connecticut

                          Gregory G. Landry                                 1,858,743 (1)        66.8%
                          One Vision Drive
                          Enfield, Connecticut


------------------------------------------------------------------------------------------------------
Class A                   James Wilen and Wilen Management                    319,373 (2)        10.6%
Common Stock              Corporation
                          2360 West Joppa Road
                          Suite 226
                          Lutherville, Maryland

                          Heartland Advisors, Inc.                            530,000 (3)        17.5%
                          790 North Milwaukee Street
                          Milwaukee, Wisconsin

                          The IDS Mutual Fund Group                           374,665 (4)        11.0%
                          IDS Tower 10
                          Minneapolis, Minnesota

                          OKGBD & Co.                                         360,001 (5)        10.6%
                          c/o Bankers Trust
                          P.O. Box 704
                          Church Street Station
                          New York, NY  10015

                          Triumph-Connecticut Limited                         765,000 (6)        20.2%
                          Partnership
                          60 State Street, 21st Floor
                          Boston, Massachusetts

------------

Notes to Table

         (1) DM Associates Limited Partnership ("DM Associates") is the owner of record of 1,858,743 shares of Class B Common Stock, representing approximately 66.8% of the issued and outstanding shares of Class B Common Stock, and 60.2% of the total voting power of both classes of the Common Stock. The general partner of DM Associates is New DM Management Associates I ("DM Management I"), which is a general partnership. The general partners of DM Management I are Robert B. Stein, Jr., and Gregory G. Landry, each owning one half of the partnership interest of DM Management I.

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

         (2) A Schedule 13G was filed with the SEC by Wilen Management Corporation ("Wilen") and James Wilen in his capacity as President and sole owner of Wilen, to report Wilen's beneficial ownership as an investment advisor to various clients, of shares of Class A Common Stock. The 319,373 shares represent approximately 5.5% of the total number of issued and outstanding shares of both classes of the Company's Common Stock, and approximately 1.0% of the total voting power of both classes of the Company's Common Stock.

         (3) Heartland Advisors, Inc. reported on a Schedule 13G filed with the SEC its beneficial ownership, as an investment advisor, of shares of Class A Common Stock. The 530,000 shares represent approximately 9.1% of the total number of issued and outstanding shares of both classes of the Company's Common Stock and approximately 1.7% of the total voting power of both classes of the Company's Common Stock.

         (4) The IDS Mutual Fund Group, through nominees, holds currently exercisable Warrants to purchase an aggregate of 374,665 shares of Class A Common Stock. If the 374,665 shares underlying the Warrants were issued, they would represent approximately 5.8% of the total number of issued and outstanding shares of both classes of Common Stock, and approximately 1.2% of the total voting power of both classes of Common Stock.

         (5) OKGBD & Co. and its affiliates hold currently exercisable Warrants to purchase an aggregate of 360,001 shares of Class A Common Stock. If the 360,001 shares underlying the Warrants were issued, they would represent approximately 5.8% of the total number of issued and outstanding shares of both classes of Common Stock, and approximately 1.2% of the total voting power of both classes of Common Stock.

         (6) Triumph-Connecticut Limited Partnership ("Triumph"), Triumph's general partner, Triumph-Connecticut Capital Advisors, Limited Partnership ("TCCALP"), and TCCALP's general partners, Triumph-Capital Group, Inc., Fredrick
W. McCarthy, Fredrick S. Moseley, IV, E. Mark Norman, Thomas W. Janes, John M. Chapman and Richard J. Williams, reported on a Schedule 13D filed with the SEC their shared beneficial ownership of currently exercisable Warrants to purchase an aggregate of 765,000 shares of Class A Common Stock. If the 765,000 shares underlying the Warrants were issued, they would represent approximately 11.6% of the total number of issued and outstanding shares of both classes of Common Stock, and approximately 2.4% of the total voting power of both classes of Common Stock.

STOCK OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information furnished by the directors, certain executive officers, and all directors and executive officers as a group concerning ownership of the Company's Common Stock as of May 3, 1997:

                                                    Shares (and Percent) of Common Stock
     Name                                           Beneficially Owned as of May 3, 1997
----------------------------          ----------------------------------------------------------------
                                                                                            Percent
                                      Director       Class B            Class A             of Total
     Class B Directors                 Since       Common Stock       Common Stock        Voting Power
     -----------------                --------   ----------------   ----------------      ------------

Frank W. Barrett............            1983         1,250 (*)         6,875 (1)                (*)
J. Kermit Birchfield, Jr....            1996         2,000 (*)         5,875 (*)                (*)
John W. Everets, Jr.........            1994        10,000 (*)         4,375 (*)                (*)
Gregory G. Landry...........            1991     1,858,743 (66.8%)    75,417 (2.4%)(2)(3)   (60.3%)
Robert B. Stein, Jr.........            1992     1,858,743 (66.8%)   113,911 (3.7%)(2)(4)   (60.4%)

     Class A Directors
     -----------------

Thomas W. Janes.............            1995             0           765,875 (5)             (2.4%)
Truby G. Proctor, Jr........            1996        13,000 (*)           875                    (*)

     Named Executive
 Officers and Directors
 ---------------------------

Gregg O. Guy................            N/A              0            43,328 (1.2%)(6)          (*)
Scott A. Stein..............            N/A              0             9,000 (*)(7)             (*)
Greg Wozniak................            N/A              0            15,813 (*)(8)             (*)

 All Directors and Executive
    Officers as a Group
 ---------------------------

(15 persons)................                     1,884,993 (67.7%) 1,054,293 (26.1%)(9)     (62.5%)


(*) Owns Less than 1% of the issued and outstanding class of Common Stock or of the total voting power.

(1) Includes currently exercisable non-qualified stock options granted to Mr. Barrett to purchase 6,875 shares of Class A Common Stock.

(2) Messrs. Stein and Landry are each partners of DM Management I (described in footnote 1 to the Principal Shareholders table above). The shares of Class B Common Stock set forth in this table for each of such persons include the shares set forth for each person in the Principal Shareholders table above.

(3) Includes currently exercisable incentive stock options granted to Mr. Landry to purchase 75,417 shares of Class A Common Stock.

(4) Includes currently exercisable incentive stock options granted to Mr. Stein to purchase 94,236 shares of Class A Common Stock.

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

(6) Includes currently exercisable incentive stock options granted to Mr. Guy to purchase 33,375 shares of Class A Common Stock.

(7) Includes currently exercisable incentive stock options granted to Mr. Scott A. Stein to purchase 9,000 shares of Class A Common Stock.

(8) Includes currently exercisable incentive stock options granted to Mr. Wozniak to purchase 15,813 shares of Class A Common Stock.

(9) Includes currently exercisable stock options granted to all directors and executive officers of the Company to purchase 252,216 shares of Class A Common Stock and currently exercisable Warrants to purchase 765,000 shares of Class A Common Stock.

(10) Includes currently exercisable incentive stock options to Mr. Stein to purchase 9,000 shares of Class A Common Stock.

(11) Includes currently exercisable incentive stock options to Mr. Wozniak to purchase 15,813 shares of Class A Common Stock.

(12) Includes currently exercisable incentive stock options to Mr. Guy to purchase 33,375 shares of Class A Common Stock.

(13) Includes currently exercisable stock options granted to all directors and executive officers of the Company to purchase 252,216 shares of Class A Common Stock and currently excersable Warrents to purchase 765,000 shares of Class A Common Stock.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following executive officers and directors of the Company did not timely file with the SEC, on certain occasions, their reports on Forms 3, 4 or 5 to report changes in their beneficial ownership of the Company's Common Stock:
Robert J. Pietrick (one report due upon becoming an executive officer); Michael
L. Poole (one report due upon becoming an executive officer); Frank W. Barrett (one report for one transaction); J. Kermit Birchfield, Jr. (one report for one transaction); Thomas W. Janes (one report for one transaction); Truby G. Proctor, Jr. (one report for one transaction); Robert B. Stein (two reports for two transactions); Robert J. Pietrick (one report for one transaction); Gregg
O. Guy (one report for on transaction); Scott A. Stein (one report for one transaction); Gregory Wozniak (one report for one transaction); and Dennis J. Tewell (two reports for two transactions).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 2, 1997

                                 DAIRY MART CONVENIENCE STORES, INC.

                                 By /s/ Robert B. Stein, Jr.
                                    ----------------------------------------
                                   Robert B. Stein, Jr.
                                   President, Chief Executive Officer
                                   and Chairman of the Board of Directors

                                 By /s/ Gregory G. Landry
                                    ----------------------------------------
                                     Gregory G. Landry
                                     Executive Vice President and
                                     Chief Financial Officer