Form 10-K/A
period 1997-02-01
DAIRY MART CONVENIENCE STORES INC
filed 1997-06-06
CIK 721675

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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

This Form 10-K/A Amendment No. 3 amends the Form 10-K of Dairy Mart Convenience Stores, Inc. (the "Company") filed for the fiscal year ended February 1, 1997 to amend and restate the following in their entirety: (i) subsection of Item 1 entitled "Executive Officers and Directors of the Company," and (ii) the information required by Items 10, 11, 12 and 13 of Part III.

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

Michael L. Poole (50)                      Vice President-Construction
                                           and Planning

James M. Schulte (36)                      Vice President and Treasurer

Scott A. Stein (38)                        Vice President-Management
                                           Information Systems

Dennis J. Tewell (40)                      Vice President-Business
                                           Development

Gregory Wozniak (50)                       Vice President-Corporate
                                           Counsel

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

J. KERMIT BIRCHFIELD, JR.

Mr. Birchfield is Chairman of the Board of Displaytech, Inc., a manufacturer of high resolution ferrite liquid crystal. From June 1990 to November 1994 he served as Senior Vice President and General Counsel of M/A-COM, Inc., a telecommunications company. Mr. Birchfield is a member of the Board of Directors of HSPC, Inc., a publicly held company that provides financing for the purchase of health care equipment, Intermountain Gas Company, Inc., an Idaho public utility company, and MFS, Inc. a wholly-owned subsidiary of Sun Life of Canada, a registered mutual funds company.

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding directors and executive officers of the Company is set forth under the caption "Executive Officers And Directors Of The Company" in Item 1 of this Form 10-K/A Amendment No. 3 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

         The following table provides certain information for the Company's past three fiscal years regarding the cash and other compensation paid to, earned by, or awarded to those persons who, during the last fiscal year, (i) served as the Company's Chief Executive Officer or in a similar capacity, (ii) were the three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and (iii) one additional individual for whom disclosure would have been provided had he been serving as executive officer of the Company as of the filing date of this form 10-K/A Amendment No. 3.

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

STOCK OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information furnished by the directors, certain executive officers, and all directors and executive officers as a group concerning ownership of the Company's Common Stock as of May 3, 1997:

                                                          Shares (and Percent) of Common Stock
     Name                                                 Beneficially Owned as of May 3, 1997
----------------------------          ----------------------------------------------------------------------
                                                                                                  Percent
                                      Director       Class B               Class A                of Total
     Class B Directors                 Since       Common Stock          Common Stock           Voting Power
     -----------------                --------   ----------------      ----------------         ------------

Frank W. Barrett............            1983         1,250 (*)            6,875 (*)(1)                (*)
J. Kermit Birchfield, Jr....            1996         2,000 (*)            5,875 (*)(2)                (*)
John W. Everets, Jr.........            1994        10,000 (*)            4,375 (*)(3)                (*)
Gregory G. Landry...........            1991     1,858,743 (66.8%)       75,417 (2.4%)(4)(5)      (60.3%)
Robert B. Stein, Jr.........            1992     1,858,743 (66.8%)      113,911 (3.7%)(4)(6)      (60.4%)

     Class A Directors
     -----------------

Thomas W. Janes.............            1995             0              765,875 (20.2%)(7)(8)      (2.4%)
Truby G. Proctor, Jr........            1996        13,000 (*)              875 (*)(9)                (*)

     Named Executive
 Officers and Directors
 ---------------------------

Scott A. Stein..............            N/A              0                9,000 (*)(10)               (*)
Greg Wozniak................            N/A              0               15,813 (*)(11)               (*)
Gregg O. Guy................            N/A              0               43,328 (1.2%)(12)            (*)

 All Directors and Executive
    Officers as a Group
 ---------------------------

(15 persons)................                     1,884,993 (67.7%)    1,054,293 (26.1%)(13)       (62.5%)


(*) Owns Less than 1% of the issued and outstanding class of Common Stock or of the total voting power.

(1) Includes currently exercisable non-qualified stock options granted to Mr. Barrett to purchase 6,875 shares of Class A Common Stock.

(2) Includes currently exercisable non-qualified stock options granted to Mr. Birchfield to purchase 875 shares of Class A Common Stock.

(3) Includes currently exercisable non-qualified stock options granted to Mr. Everets to purchase 4,375 shares of Class A Common Stock.

(4) Messrs. Stein and Landry are each partners of DM Management I (described in footnote 1 to the Principal Shareholders table above). The shares of Class B Common Stock set forth in this table for each of such persons include the shares set forth for each person in the Principal Shareholders table above.

(5) Includes currently exercisable incentive stock options granted to Mr. Landry to purchase 75,417 shares of Class A Common Stock.

(6) Includes currently exercisable incentive stock options granted to Mr. Stein to purchase 94,236 shares of Class A Common Stock.

(7) The shares of Class A Common Stock set forth in this table for Mr. Janes include the shares set forth for Triumph in the Principal Shareholders table above. Mr. Jane's pecuniary interest in the 765,000 shares is based upon his status as general partner of TCCALP, general partner of Triumph, the entity holding the shares, and is not discernible. Mr. Janes disclaims beneficial ownership of all shares other than those attributable to him as a general partner of TCCALP.

(8) Includes currently exercisable non-qualified stock options granted to Mr. Janes to purchase 875 shares of Class A Common Stock.

(9) Includes currently exercisable non-qualified stock options granted to Mr. Proctor to purchase 875 shares of Class A Common Stock.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following executive officers and directors of the Company did not timely file with the SEC, on certain occasions, their reports on Forms 3, 4 or 5 to report changes in their beneficial ownership of the Company's Common Stock:
Robert J. Pietrick (one report due upon becoming an executive officer); Michael
L. Poole (one report due upon becoming an executive officer); Frank W. Barrett (one report for one transaction); J. Kermit Birchfield, Jr. (one report for one transaction); John W. Everets, Jr. (one report for one transaction); Thomas W. Janes (one report for one transaction); Truby G. Proctor, Jr. (one report for one transaction); Robert B. Stein (two reports for two transactions); Robert J. Pietrick (one report for one transaction); Michael L. Poole (one report for one transaction); Gregg O. Guy (one report for one transaction); Scott A. Stein (one report for one transaction); Gregory Wozniak (one report for one transaction); and Dennis J. Tewell (two reports for two transactions).

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