Form 10-Q
period 1997-05-03
DAIRY MART CONVENIENCE STORES INC
filed 1997-06-17
CIK 721675

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MAY 3, 1997


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

       Registrant's telephone number, including area code (330) 923-0421
                              --------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

SHARES OF CLASS A COMMON STOCK OUTSTANDING MAY 3, 1997  -  3,023,694
SHARES OF CLASS B COMMON STOCK OUTSTANDING MAY 3, 1997  -  2,783,060

                         PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                      FOR THE FIRST FISCAL
                                                         QUARTER ENDED
                                                      --------------------
                                                      MAY 3,        MAY 4,
                                                       1997          1996
Revenues .....................................     $ 139,929      $ 141,328
                                                   ---------      ---------
Cost of goods sold and expenses:
         Cost of goods sold ..................       102,408        105,082
         Operating and administrative expenses        34,730         34,151
         Interest expense ....................         2,767          2,748
                                                   ---------      ---------
                                                     139,905        141,981
                                                   ---------      ---------
         Income (loss) before income taxes ...            24           (653)
(Provision for) benefit from income taxes ....            (7)           260
                                                   ---------      ---------
         Net income (loss) ...................     $      17      $    (393)
---------------------------------------------------------------------------
Weighted average shares outstanding ..........         4,756          4,371
                                                   ---------      ---------
Income (loss) per share ......................     $    0.00      $   (0.09)
---------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     MAY 3, 1997 FEBRUARY 1, 1997
=================================================================================
ASSETS                                                       (Unaudited)
Current Assets:
         Cash ....................................     $  13,422      $   9,290
         Short-term investment ...................         1,515          1,533
         Accounts and notes receivable ...........        11,585         13,588
         Inventory ...............................        19,622         20,184
         Prepaid expenses and other current assets         3,206          3,279
         Deferred income taxes ...................         1,674          1,811
                                                       ---------      ---------
            Total current assets .................        51,024         49,685
                                                       ---------      ---------
Assets Held For Sale .............................         5,932          9,543
                                                       ---------      ---------

Property and Equipment, net ......................        91,707         89,448
                                                       ---------      ---------
Intangible Assets, net ...........................        16,862         17,039
                                                       ---------      ---------

Other Assets, net ................................         9,330          9,790
                                                       ---------      ---------

Total assets .....................................     $ 174,855      $ 175,505
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term obligations ...     $   1,362      $   1,383
   Accounts payable ..............................        31,508         30,640
   Accrued expenses ..............................        13,415         13,167
   Accrued interest ..............................         1,447          3,335
                                                       ---------      ---------
            Total current liabilities ............        47,732         48,825
                                                       ---------      ---------
Long-Term Obligations, less current portion above        110,113        109,045
                                                       ---------      ---------
Other Liabilities ................................         8,973          9,722
                                                       ---------      ---------
Stockholders' Equity:
   Preferred Stock (serial) ......................          --             --
   Class A Common Stock ..........................            35             35
   Class B Common Stock ..........................            30             30
   Paid-in capital ...............................        30,667         30,560
   Retained earnings (deficit) ...................        (7,690)        (7,707)
   Treasury stock, at cost .......................        (5,005)        (5,005)
   Note receivable from DM Associates ............       (10,000)       (10,000)
                                                       ---------      ---------
            Total stockholders' equity ...........         8,037          7,913
                                                       ---------      ---------
Total liabilities and stockholders' equity .......     $ 174,732      $ 175,505
-------------------------------------------------------------------------------


 The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                     THE FIRST FISCAL QUARTERS ENDED
                                                     -------------------------------
                                                        MAY 3, 1997      MAY 4, 1996
====================================================================================
Cash flows from operating activities:
  Net income (loss) ....................................     $     17      $   (393)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization ......................        3,163         3,134
    Amortization of original issue discount ............           49            49
    Change in deferred income taxes ....................          431         1,566
    Loss (gain) on disposition of properties, net ......           45           (86)
    Net change in assets and liabilities:
         Accounts and notes receivable .................        2,003          (306)
         Inventory .....................................          562           253
         Accounts payable ..............................          868         6,716
         Accrued interest ..............................       (2,188)       (2,005)
         Other assets and liabilities ..................         (428)       (5,056)
-----------------------------------------------------------------------------------
Net cash provided by operating activities ..............        4,522         3,872
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of and change in short-term investments .....           18        (1,514)
  Purchase of property and equipment ...................       (5,124)       (3,951)
  Proceeds from sale of property, equipment and
     assets held for sale ..............................        3,641           889
  Increase in long-term notes receivable ...............         (168)         (298)
  Proceeds from collection of long-term notes receivable          163           352
  Increase in intangibles and other assets .............          (25)          (59)
-----------------------------------------------------------------------------------
Net cash used in investing activities ..................       (1,495)       (4,581)
-----------------------------------------------------------------------------------
Cash flows from financing activities:

  Increase in revolving loan, net ......................        1,620           100
  Repayment of long-term obligations ...................         (622)         (357)
  Issuance of common stock .............................          107            24
-----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ....        1,105          (233)
-----------------------------------------------------------------------------------
Increase(decrease) in cash .............................        4,132          (942)
Cash at beginning of fiscal year .......................        9,290        12,654
-----------------------------------------------------------------------------------
Cash at end of first fiscal quarter ....................     $ 13,422      $ 11,712
-----------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   May 3, 1997
                                   (Unaudited)


         The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on May 1, 1997.

1.       Accounting Policies
         -------------------

         The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the February 1, 1997 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.       Changes in Capital Accounts
         ---------------------------

         An analysis of the capital stock accounts for the first fiscal quarter ended May 3, 1997 follows:

                                                                  COMMON STOCK
                                      ---------------------------------------------------------------------
                                      CLASS A SHARES       CLASS B SHARES                   PAID-IN CAPITAL
                                        ISSUED AT            ISSUED AT                        IN EXCESS OF
                                      $.01 PAR VALUE       $.01 PAR VALUE        AMOUNT          PAR VALUE
                                      --------------       --------------     ------------    ------------
Balance February 1, 1997                 3,509,576            2,959,017          $  64,677     $  30,560,173
Employee stock purchase plan                30,125                   -                 301            85,142
Stock options exercised                      5,618                   -                  56            21,461
                                        ----------           ----------          ---------     -------------
Balance May 3, 1997                      3,545,319            2,959,017          $  65,034     $  30,666,776
                                        ----------           ----------          ---------     -------------

         As of May 3, 1997, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 3,023,694 Class A shares and 2,783,060 Class B shares outstanding.

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

4.       Seasonality
         -----------

         The results of operations for the first fiscal quarter ended May 3, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

5.       Supplemental Consolidating Financial Information (unaudited)
         ------------------------------------------------------------

         The Company's payment obligations under the Series A and Series B Senior Subordinated Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the guarantor subsidiaries. The following supplemental financial information sets forth, on an consolidating basis, statement of operations, balance sheet, and cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for Financial Opportunities

Inc. "FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective guarantor subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are accordingly omitted.

         Investment in subsidiaries are accounted for by the Parent Company on the equity method for purpose of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principle elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

               Supplemental Consolidating Statement of Operations
                                  May 3, 1997

                                          Parent      Guarantor
                                          Company     Subsidiaries      FINOP       Eliminations    Consolidated
                                          -------     ------------      -----       ------------    ------------
                                                                   (in thousands)
Revenues ...........................     $      68      $139,774       $      87      $    --        $ 139,929

Cost of goods sold and expenses:
   Cost of goods sold ..............          --          102,408           --             --          102,408
   Operating and administrative
    expenses .......................            69         34,657              4           --           34,730
   Interest expense ................         2,487            192             88           --            2,767
                                         ---------      ---------      ---------      ---------      ---------
                                             2,556        137,257             92           --          139,905
                                         ---------      ---------      ---------      ---------      ---------
   Income (loss) before income taxes
      and equity in income (loss)
      of consolidated subsidiaries .        (2,488)         2,517             (5)          --               24

(Provision for) benefit from
 income taxes ......................           697           (705)             1           --               (7)
                                         ---------      ---------      ---------      ---------      ---------
   Income (loss) before equity in
      income (loss) of consolidated
      subsidiaries .................        (1,791)         1,812             (4)          --               17

Equity in income (loss) of
 consolidated subsidiaries .........         1,808             (4)          --           (1,804)          --
                                         ---------      ---------      ---------      ---------      ---------
   Net income (loss) ...............     $      17      $   1,808      $      (4)      $ (1,804)     $      17
                                         =========      =========      =========      =========      =========

                   Supplemental Consolidating Balance Sheets
                                  May 3, 1997

                                      Parent     Guarantor
                                      Company    Subsidiaries          FINOP     Eliminations    Consolidated
                                      -------    ------------          -----     ------------    ------------
                                                              (in thousands)
ASSETS
Current Assets:
   Cash ............................     $   3,329     $   8,142     $   1,951    $     --        $  13,422
   Short-term investment ...........          --            --           1,515          --            1,515
   Accounts and notes receivable ...          --          11,093           492          --           11,585
   Inventory .......................          --          19,622          --            --           19,622
   Prepaid expenses and
    other current assets ...........          --           3,206          --            --            3,206
   Deferred income taxes ...........           809           865          --            --            1,674
                                         ---------     ---------     ---------     ---------      ---------
      Total current assets .........         4,138        42,928         3,958          --           51,024
                                         ---------     ---------     ---------     ---------      ---------
Assets Held For Sale ...............          --           5,932          --            --            5,932
Property and Equipment, net ........          --          91,707          --            --           91,707
Intangible Assets, net .............          --          16,862          --            --           16,862
Other Assets, net ..................         1,191         5,949         2,190          --            9,330
Investment in and advances to
  subsidiaries .....................       123,487         1,658           356      (125,501)          --
                                         ---------     ---------     ---------     ---------      ---------
Total assets .......................     $ 128,816     $ 165,036     $   6,504     $(125,501)     $ 174,855
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations .........      $    914     $     448     $    --       $    --        $   1,362
   Accounts payable ................        14,723        16,785          --            --           31,508
   Accrued expenses ................           312        13,087            16          --           13,415
   Accrued interest ................         1,244          --             203          --            1,447
                                         ---------     ---------     ---------     ---------      ---------
      Total current liabilities ....        17,193        30,320           219          --           47,732
                                         ---------     ---------     ---------     ---------      ---------

Long-Term Obligations,
 less current portion above ........       103,586         2,297         4,230          --          110,113
Other Liabilities ..................          --           8,932            41          --            8,973
Stockholders' Equity ...............         8,037       123,487         2,014      (125,501)         8,037
                                         ---------     ---------     ---------     ---------      ---------

Total liabilities and
  stockholders' equity .............     $ 128,816     $ 165,036     $   6,504     $(125,501)     $ 174,855
                                         =========     =========     =========     =========      =========

               Supplemental Consolidating Statement of Cash Flows
                                   May 3, 1997

                                                Parent     Guarantor
                                                Company    Subsidiaries     FINOP    Eliminations Consolidated
                                                -------    ------------     -----    ------------ ------------
                                                                        ( in thousands)
Net cash provided by (used in) by operating
  activities .............................     $ (1,340)     $  5,590      $    272     $ --       $  4,522
                                               --------      --------      --------     ------     --------
Cash flow from investing activities:
  Purchase of and change in
   short-term investments ................         --            --              18       --             18
  Purchase of property and equipment .....         --          (5,124)         --         --         (5,124)
  Proceeds from sale of property,
   equipment and assets held for sale ....         --           3,641          --         --          3,641
  Investment in and advances to
   subsidiaries ..........................        3,297        (3,784)          487       --           --
  Increase in long-term notes receivable .         --            (168)         --         --           (168)
  Proceeds from collection of
   long-term receivables .................         --             163          --         --            352
  Increase in intangibles
   and other assets ......................            1           (28)            2       --            (25)
                                               --------      --------      --------     ------     --------
 Net cash provided by (used in) investing
  activities .............................        3,298        (5,300)          507       --         (1,495)
                                               --------      --------      --------     ------     --------

Cash flows from financing activities:
  Increase in revolving loan, net ........        1,620          --            --         --          1,620
  Repayment of long-term obligations .....         (456)         (166)         --         --           (622)
  Issuance of common stock ...............          107          --            --         --            107
                                               --------      --------      --------     ------     --------
Net cash provided by (used in) financing
  activities .............................        1,271          (166)         --         --          1,105
                                               --------      --------      --------     ------     --------

Increase (decrease) in cash ..............        3,229           124           779       --          4,132
Cash at beginning of year ................          100         8,018         1,172       --          9,290
                                               --------      --------      --------     ------     --------

Cash at end of first fiscal quarter ......     $  3,329      $  8,142      $  1,951     $ --       $ 13,422
                                               ========      ========      ========     ======     ========

               Supplemental Consolidating Statement of Operations
                                  May 4, 1996

                                          Parent       Guarantor
                                          Company      Subsidiaries      FINOP       Eliminations  Consolidated
                                          -------      ------------      -----       ------------  ------------
                                                                     (in thousands)
Revenues ...........................     $      43      $ 141,155      $     130      $    --        $ 141,328

Cost of goods sold and expenses:
   Cost of goods sold ..............          --          105,082           --             --          105,082
   Operating and administrative
    expenses .......................            69         34,078              4           --           34,151
   Interest expense ................         2,448            211             89           --            2,748
                                         ---------      ---------      ---------      ---------      ---------
                                             2,517        139,371             93           --          141,981
                                         ---------      ---------      ---------      ---------      ---------
   Income (loss) before income taxes
      and equity in income (loss)
      of consolidated subsidiaries .        (2,474)         1,784             37         (1,821)          (653)

Benefit from (provision for)
 income taxes ......................           985           (710)           (15)          --              260
                                         ---------      ---------      ---------      ---------      ---------
   Income (loss) before equity in
      income (loss) of consolidated
      subsidiaries .................        (1,489)         1,074             22           --             (393)

Equity in income (loss) of
 consolidated subsidiaries .........         1,096             22           --           (1,118)          --
                                         ---------      ---------      ---------      ---------      ---------

   Net income (loss) ...............     $    (393)     $   1,096      $      22      $  (1,118)     $    (393)
                                         =========      =========      =========      =========      =========


                   Supplemental Consolidating Balance Sheets
                                February 1, 1997

                                          Parent     Guarantor
                                          Company    Subsidiaries      FINOP     Eliminations   Consolidated
                                          -------    ------------      -----     ------------   ------------
                                                                   (in thousands)
ASSETS
Current Assets:
   Cash ............................     $     100     $   8,018     $   1,172     $    --        $   9,290
   Short-term investments ..........          --            --           1,533          --            1,533
   Accounts and notes receivable ...            20        12,897           671          --           13,588
   Inventory .......................          --          20,184          --            --           20,184
   Prepaid expenses and
    other current assets ...........            20         3,259          --            --            3,279
   Deferred income taxes ...........           933           878          --            --            1,811
                                         ---------     ---------     ---------     ---------      ---------
      Total current assets .........         1,073        45,236         3,376          --           49,685
                                         ---------     ---------     ---------     ---------      ---------

Assets Held For Sale ...............          --           9,543          --            --            9,543
Property and Equipment, net ........          --          89,448          --            --           89,448
Intangible Assets, net .............          --          17,039          --            --           17,039
Other Assets, net ..................         1,389         6,209         2,192          --            9,790
Investment in and advances to
  subsidiaries .....................       126,784         1,175           843      (128,802)          --
                                         ---------     ---------     ---------     ---------      ---------
Total assets .......................     $ 129,246     $ 168,650     $   6,411     $(128,802)     $ 175,505
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations .........     $     929     $     454     $    --       $    --        $   1,383
   Accounts payable ................        13,800        16,840          --            --           30,640
   Accrued expenses ................           726        12,432             9          --           13,167
   Accrued interest ................         3,520          --             115          --            3,635
                                         ---------     ---------     ---------     ---------      ---------
      Total current liabilities ....        18,975        29,726           124          --           48,825
                                         ---------     ---------     ---------     ---------      ---------
Long-Term Obligations,
 less current portion above ........       102,358         2,457         4,230          --          109,045
Other Liabilities ..................          --           9,683            39          --            9,722
Stockholders' Equity ...............         7,913       126,784         2,018      (128,802)         7,913
                                         ---------     ---------     ---------     ---------      ---------
Total liabilities and
  stockholders' equity .............     $ 129,246     $ 168,650     $   6,411     $(128,802)     $ 175,505
                                         =========     =========     =========     =========      =========

               Supplemental Consolidating Statement of Cash Flows
                                   May 4, 1996

                                               Parent       Guarantor
                                               Company      Subsidiaries     FINOP   Eliminations  Consolidated
                                               -------      ------------     -----   ------------  ------------
                                                                         (in thousands)
Net cash provided by (used) by operating
  activities .............................     $ (5,201)     $  9,065      $      8      $ --       $  3,872
                                               --------      --------      --------      ------     --------

Cash flow from investing activities:
  Purchase of short-term investments .....         --            --          (1,514)       --         (1,514)
  Purchase of property and equipment .....         --          (3,951)         --          --         (3,951)
  Proceeds from sale of property,
   equipment and assets held for sale ....         --             889          --          --            889
  Investment in and advances to
   subsidiaries ..........................        5,237        (5,046)         (191)       --           --
  Increase in long-term notes receivable .         --             (55)         (243)       --           (298)
  Proceeds from collection of
   long-term receivables .................         --            --             352        --            352
  Increase in intangibles
   and other assets ......................         --             (57)           (2)       --            (59)
                                               --------      --------      --------      ------     --------
Net cash provided by (used in) investing
 activities ..............................        5,237        (8,220)       (1,598)       --         (4,581)
                                               --------      --------      --------      ------     --------
Cash flows from financing activities:
  Increase in revolving loan, net ........          100          --            --          --            100
  Repayment of long-term obligations .....         (350)         --              (7)       --           (357)
  Issuance of common stock ...............           24          --            --          --             24
                                               --------      --------      --------      ------     --------
Net cash used in financing activities ....         (226)         --              (7)       --           (233)
                                               --------      --------      --------      ------     --------
Increase (decrease) in cash ..............         (190)          845        (1,597)       --           (942)
Cash at beginning of year ................        1,739         7,871         3,044        --         12,654
                                               --------      --------      --------      ------     --------

Cash at end of first fiscal quarter ......     $  1,549      $  8,716      $  1,447      $ --       $ 11,712
                                               ========      ========      ========      ======     ========



6.       Subsequent Events
         -----------------

         In March 1997, the Company announced that it had agreed to sell its 161 convenience store locations in Connecticut, Rhode Island, Massachusetts and New York to the DB Companies, Inc., a Rhode Island based convenience store operator and gasoline wholesaler and retailer for approximately $39.7 million. This transaction is subject to certain contingencies but is expected to close on or about June 20, 1997.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
              ----------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


RESULTS OF OPERATIONS

REVENUES

         Revenues for the current year first fiscal quarter decreased by $1.4 million from the prior year first fiscal quarter. A summary of revenues by functional area for the comparative first fiscal quarter is as follows:

                                          FOR THE FIRST FISCAL
                                              QUARTER ENDED
                                          --------------------
                                            MAY 3,     MAY 4,
                  (IN MILLIONS)             1997       1996
                  -------------------------------------------
                  CONVENIENCE STORES        $ 80.8     $ 81.1
                  GASOLINE                    58.4       59.6
                  OTHER                        0.7        0.6
                                            -----------------
                                  TOTAL     $139.9     $141.3
                                            =================


         Convenience store revenues decreased $0.3 million, or 0.4%, in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to a reduction of 63 underperforming stores mostly offset by the opening of 11 new stores and a 1.9% increase in comparable store sales. Although the reduction in stores had a negative impact on revenues they did not have a material adverse effect on results of operations, since the majority of stores closed or sold had been operating at a loss.

         Gasoline revenues decreased $1.2 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to a decrease in the number of gasoline gallons sold of 3.5 million partially offset by an increase in the average selling price of gasoline of 5.1 cents per gallon.

GROSS PROFITS

         Gross profits for the current year first fiscal quarter increased $1.3 million from the prior year first fiscal quarter. A summary of the gross profits by functional area for the comparative first fiscal quarter is as follows:

                                           FOR THE FIRST FISCAL
                                               QUARTER ENDED
                                           --------------------
                                             MAY 3,     MAY 4,
                (IN MILLIONS)                 1997       1996
                ----------------------------------------------
                CONVENIENCE STORES         $  30.5     $  30.0
                GASOLINE                       6.3         5.6
                OTHER                          0.7         0.6
                                           -------------------
                                  TOTAL    $  37.5     $  36.2
                                           ===================

         Convenience store gross profits increased by $0.5 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to improved product gross margins and increased marketing allowances.

         Gasoline gross profits increased by $0.7 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to an increase of 2.24 cents in gross profit per gallon.

OPERATING AND ADMINISTRATIVE EXPENSES

         Operating and administrative expenses for the current year first fiscal quarter increased $0.6 million from the prior year first fiscal quarter. A summary of expenses by functional area for the comparative first fiscal quarter is as follows:

                                          FOR THE FIRST FISCAL
                                              QUARTER ENDED
                                          --------------------
                                            MAY 3,      MAY 4,
                (IN MILLIONS)                1997        1996
                ----------------------------------------------
                CONVENIENCE STORES         $  24.2     $  24.1
                GASOLINE                       3.6         3.6
                ADMINISTRATIVE AND OTHER       6.9         6.4
                                           -------------------
                                  TOTAL    $  34.7     $  34.1
                                           ===================

         Convenience store operating expenses increased $0.1 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to higher labor, depreciation and maintenance costs.

         Gasoline operating expenses remained constant in the current year first fiscal quarter as compared to the prior year first fiscal quarter.

         Administrative and other expenses increased by $0.5 million in the current year first fiscal quarter as compared to the corresponding period of the prior year due to incremental costs associated with the relocation and establishment of the Ohio corporate office and an increase in the Company's health, workers' compensation and commercial liability insurance expense attributable to unfavorable claims experience.

INTEREST EXPENSE AND TAXES

         Interest expense remained constant in the current year first fiscal quarter as compared to the prior year first fiscal quarter.

         The effective tax rate for the Company was a provision of 29% for the current year first fiscal quarter and a benefit of 40% for the prior year first fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generates substantial operating cash flow since a majority of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures of the Company were primarily funded by the excess cash flow available after debt service and by the cash generated from the sale of certain assets. Additionally, the Company has a revolving line of credit available, to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and the proceeds from the sale of 161 convenience store locations (see Note 6 to the Consolidated Financial Statements), supplemented by the availability of a revolving line of credit will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see "Capital Expenditures").

CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities increased by $0.7 million in the current year first fiscal quarter as compared to the corresponding period of the prior year. This was primarily due to improved results of operations in the current year first fiscal quarter (see "Results of Operations") and a net favorable change in other assets and liabilities, net of the change in deferred income taxes partially offset by a net unfavorable change in working capital accounts. The decrease in other assets and liabilities, net of the change in deferred income taxes in both the current and prior year first fiscal quarters was due to a decrease in various accrued expenses related primarily to legal and professional fee accruals and workers' compensation and liability insurance reserves. The net unfavorable change in working capital was due to a net unfavorable change in accounts payable due to the timing of payments to the issuers of money orders, as noted below, partially offset by a net favorable change in accounts and notes receivable due to a reduction in the current year first fiscal quarter as compared to an increase in the prior year first fiscal quarter. The decrease in the current year first fiscal quarter was due to the collection of a gasoline excise tax rebate due the Company.

         During the current year first fiscal quarter, the Company paid its trade payables in an average of 28 days, which compares to 26 days for fiscal 1997 and 30 days for the prior year first fiscal quarter. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuer of the money orders. As of May 3, 1997, February 1, 1997 and May 4, 1996, the amounts due the issuer were $7.7 million, $7.9 million and $12.4 million respectively.

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash provided by financing activities increased by $1.3 million in the current year first fiscal quarter as compared to the corresponding period of the prior year primarily due to the use of the Company's revolving credit facility. The Company has a $30.0 million senior revolving credit facility with $15.0 million available for issuance of letters of credit. The Company may utilize the revolving credit facility as needed for working capital and general corporate purposes. As of May 3, 1997, the Company had $11.9 million in outstanding revolving credit loans and had $5.6 million in outstanding letters of credit.

CASH USED BY INVESTING ACTIVITIES

         Net cash used by investing activities decreased by $3.1 million in the current year first fiscal quarter as compared to the corresponding period of the prior year primarily due to increased cash flows generated from the sale of certain assets. Partially offsetting the above decrease in the current year first fiscal quarter was increased capital expenditures with respect to new store construction and remodeling of existing store locations.

CAPITAL EXPENDITURES

         The Company anticipates spending approximately $35 million for capital expenditures in fiscal 1998 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations, implementing and/or upgrading office and store technology and meeting the Company's requirements to comply with federal and state underground gasoline storage tank regulations (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations, the proceeds from the sale of assets held for sale as of May 3, 1997, the proceeds from the sale of 161 convenience store locations as noted above, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary. The Company intends to lease the real estate for the majority of new store locations.

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

ENVIRONMENTAL RESPONSIBILITY

         The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of May 3, 1997, the Company had recorded an accrual of $1,880,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.

         The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of May 3, 1997, the Company had recorded a net state trust fund reimbursement receivable of $1,490,000 (representing a gross receivable of $2,460,000 less an allowance of $970,000). Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from the state environmental trust funds will be received within one to four years from the payment of the reimbursable assessment and remediation expenses.

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

(b.)  Reports on Form 8-K

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

                                           DAIRY MART CONVENIENCE STORES, INC.


Date:  June 17, 1997                       /s/ Gregory G. Landry
                                           -----------------------------
                                           Gregory G. Landry
                                           Executive Vice President
                                           Chief Financial Officer