Form 10-Q
period 1997-08-02
DAIRY MART CONVENIENCE STORES INC
filed 1997-09-22
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended AUGUST 2, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      SHARES OF CLASS A COMMON STOCK OUTSTANDING AUGUST 2, 1997 - 3,042,283 SHARES OF CLASS B COMMON STOCK OUTSTANDING AUGUST 2, 1997 - 2,783,060

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                          FOR THE SECOND FISCAL        FOR THE TWO FISCAL
                                              QUARTER ENDED              QUARTERS ENDED
                                          ---------------------      ----------------------
                                           AUGUST 2,    AUGUST 3,     AUGUST 2,   AUGUST 3,
                                             1997         1996          1997        1996
-------------------------------------------------------------------------------------------
Revenues ...............................   $ 136,160    $ 155,980    $ 276,093    $ 297,462
                                           ---------    ---------    ---------    ---------
Cost of goods sold and expenses:
 Cost of goods sold ....................   $  99,687    $ 114,459    $ 202,095    $ 219,542
 Operating and administrative expenses .      33,448       35,041       68,137       69,431
 Interest expense ......................       2,693        2,756        5,460        5,504
 Gain on disposition of
    properties, net ....................      (1,678)          (3)      (1,633)         (89)
                                           ---------    ---------    ---------    ---------
                                             134,150      152,253      274,059      294,388
                                           ---------    ---------    ---------    ---------
 Income before income taxes ............       2,010        3,727        2,034        3,074
Provision for income taxes .............        (888)      (1,493)        (895)      (1,233)
                                           ---------    ---------    ---------    ---------
   Net income ..........................   $   1,122    $   2,234    $   1,139    $   1,841
-------------------------------------------------------------------------------------------

Weighted average shares outstanding ....       4,813        4,700        4,784        4,702
                                           ---------    ---------    ---------    ---------
Income per share .......................   $    0.23    $    0.48    $    0.24    $    0.39
-------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 AUGUST 2, 1997 FEBRUARY 1, 1997
--------------------------------------------------------------------------------
  ASSETS
                                                            (Unaudited)
  Current Assets:
    Cash ........................................   $   6,389       $   9,290
    Short-term investments ......................      22,212           1,533
    Accounts and notes receivable ...............      14,950          13,588
    Inventory ...................................      17,638          20,184
    Prepaid expenses and other current assets ...       2,602           3,279
    Deferred income taxes .......................       4,618           1,811
                                                    ---------       ---------
       Total current assets .....................      68,409          49,685
                                                    ---------       ---------
Assets Held For Sale ............................       5,386           9,543
                                                    ---------       ---------
Property and Equipment, net .....................      74,533          89,448
                                                    ---------       ---------
Intangible Assets, net ..........................      15,988          17,039
                                                    ---------       ---------
Other Assets, net ...............................      10,475           9,790
                                                    ---------       ---------
Total assets ....................................   $ 174,791       $ 175,505
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term obligations ..   $   1,155       $   1,383
   Accounts payable .............................      32,485          30,640
   Accrued expenses .............................      19,014          13,167
   Accrued interest .............................       3,552           3,635
                                                    ---------       ---------
       Total current liabilities ................      56,206          48,825
                                                    ---------       ---------
Long-Term Obligations, less current portion above      95,777         109,045
                                                    ---------       ---------
Other Liabilities ...............................      13,591           9,722
                                                    ---------       ---------
Stockholders' Equity:
    Preferred Stock (serial) ....................        --              --
    Class A Common Stock ........................          36              35
    Class B Common Stock ........................          30              30
    Paid-in capital .............................      30,724          30,560
    Retained earnings (deficit) .................      (6,568)         (7,707)
    Treasury stock, at cost .....................      (5,005)         (5,005)
    Note receivable from DM Associates ..........     (10,000)        (10,000)
                                                    ---------       ---------
       Total stockholders' equity ...............       9,217           7,913
                                                    ---------       ---------
Total liabilities and stockholders' equity ......   $ 174,791       $ 175,505
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                        FOR THE TWO FISCAL QUARTERS ENDED
                                                        ------------------ --------------
                                                           AUGUST 2, 1997  AUGUST 3, 1996
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ...........................................      $  1,139       $  1,841
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization ........................         6,015          5,833
  Amortization of original issue discount ..............            66             97
  Change in deferred income taxes ......................        (1,223)          (866)
  Gain on disposition of properties, net ...............        (1,633)           (89)
  Net change in assets and liabilities:
        Accounts and notes receivable ..................        (1,362)        (1,724)
        Inventory ......................................         2,546            462
        Accounts payable ...............................         1,845          3,853
        Accrued interest ...............................           (83)           299
        Other assets and liabilities ...................         6,537          4,733
-----------------------------------------------------------------------------------------

Net cash provided by operating activities ..............        13,847         14,439
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of and change in short-term investments .....       (20,679)        (1,532)
  Purchase of property and equipment ...................       (13,438)        (9,429)
  Net proceeds from sale of property, equipment and
     assets held for sale ..............................        28,838          2,233
  Increase in long-term notes receivable ...............           (18)        (1,368)
  Proceeds from collection of long-term notes receivable           231            971
  Decrease (increase) in intangibles and other assets ..         1,715           (425)
-----------------------------------------------------------------------------------------

Net cash used by investing activities ..................        (3,351)        (9,550)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:

  Decrease in revolving loan, net ......................       (10,280)          --
  Increase in long-term obligations ....................          --              650
  Repayment of long-term obligations ...................        (3,282)          (697)
  Issuance of common stock .............................           165            158
-----------------------------------------------------------------------------------------

Net cash (used by) provided by financing activities ....       (13,397)           111
-----------------------------------------------------------------------------------------

(Decrease) increase in cash ............................        (2,901)         5,000
Cash at beginning of fiscal year .......................         9,290         12,654
-----------------------------------------------------------------------------------------

Cash at end of second fiscal quarter ...................      $  6,389       $ 17,654
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 2, 1997
                                   (Unaudited)

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

2.       Supplemental Balance Sheet Information
         --------------------------------------

         The composition of the Company's accrued expenses in the Consolidated Balance Sheets is as follows:


                                        August 2,           February 1,
                                          1997                1997
                                        -------------------------------
Accrued salaries and wages               $ 4,049              $ 4,089
Accrued environmental assessment and
  remediation                              3,668                1,782
Accrued income taxes                       2,634                 (563)
Other accrued expenses                     8,663                7,859
                                         -------              -------
Accrued Expenses                         $19,014              $13,167
                                         -------              -------



3.       Changes in Capital Accounts
         ---------------------------

         An analysis of the capital stock accounts for the first two fiscal quarters ended August 2, 1997 follows:

                                                                    COMMON STOCK
                                      ------------------------------------------------------------------------
                                      CLASS A SHARES       CLASS B SHARES                      PAID-IN CAPITAL
                                         ISSUED AT            ISSUED AT                          IN EXCESS OF
                                      $.01 PAR VALUE       $.01 PAR VALUE         AMOUNT           PAR VALUE
                                      --------------       --------------        ---------     ---------------
Balance February 1, 1997                 3,509,576            2,959,017          $  64,686     $  30,560,173
Employee stock purchase plan                11,082                   -                 111            42,934
Stock options exercised                     43,250                   -                 433           121,105
                                        ----------           ----------          ---------     -------------
Balance August 2, 1997                   3,563,908            2,959,017          $  65,230     $  30,724,212
                                        ----------           ----------          ---------     -------------

         As of August 2, 1997, there were 521,625 shares of Class A Common Stock and 175,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $5,004,847, leaving 3,042,283 Class A shares and 2,783,060 Class B shares outstanding.

4.       Earnings (Loss) Per Share
         -------------------------

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

5.       Seasonality
         -----------

         The results of operations for the first two fiscal quarters ended August 2, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

6.       Unaudited Pro Forma Information
         -------------------------------

         On June 21, 1997, the Company completed the sale of the assets relating to 156 convenience store and retail gasoline locations in Connecticut, Massachusetts, Rhode Island, and New York. The principal assets sold by the Company include inventories, convenience store and gasoline fixtures and equipment, land, buildings, and building and leasehold improvements. The following unaudited pro forma information of the Company for the fiscal year ended February 1, 1997 and the first two fiscal quarters ended August 2, 1997, has been prepared assuming that the sale of the 156 convenience store and retail gasoline locations had occurred as of the beginning of the fiscal year ended February 1, 1997. The unaudited pro forma information are not necessarily indicative of the results which would have been reported if the transaction had occurred at the beginning of the fiscal year ended February 1, 1997, or which may be reported in the future. The unaudited pro forma information reflects the exclusion, for both fiscal periods shown, of historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the 156 retail locations sold. Additionally, the unaudited pro forma information reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale of the 156 retail locations had been received at the beginning of the fiscal year ended February 1, 1997, and also reflects the elimination of the estimated income tax effect of the associated excluded results of operations for the 156 retail locations sold. The unaudited pro forma information is as follows:

                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                               FOR THE TWO FISCAL               FOR THE FISCAL
                                                                 QUARTERS ENDED                   YEAR ENDED
                                                               ------------------               --------------
                                                                   AUGUST 2,                      FEBRUARY 1,
                                                                      1997                            1997
      ----------------------------------------------------------------------------------------------------------
      Revenues................................                     $ 234,044                       $ 471,969
                                                                   ----------                      ---------
      Loss before income taxes................                        (1,192)                         (4,012)
                                                                   ----------                      ----------
      Net loss................................                     $    (667)                      $  (2,889)
      ----------------------------------------------------------------------------------------------------------
      Loss per share..........................                     $   (0.15)                      $  (0.65)
      ----------------------------------------------------------------------------------------------------------

6.       Supplemental Consolidating Financial Information (unaudited)
         ------------------------------------------------------------

         The Company's payment obligations under the Series A and Series B Senior Subordinated Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the guarantor subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statement of operations, balance sheet, and cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are accordingly omitted.

         Investments in subsidiaries are accounted for by the Parent Company on the equity method for purpose of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principle elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

               Supplemental Consolidating Statement of Operations
                for the Two Fiscal Quarters Ended August 2, 1997

                                              Parent       Guarantor
                                             Company       Subsidiaries     FINOP      Eliminations    Consolidated
                                             -------       ------------     -----      ------------    ------------
                                                                        (in thousands)
Revenues .............................      $     267       $ 275,607       $ 219       $    --         $ 276,093

Cost of goods sold and expenses:
    Cost of goods sold ...............           --           202,095        --              --           202,095
    Operating and administrative
      expenses .......................            139          67,983          15            --            68,137
    Interest expense .................          4,883             401         176            --             5,460
    Gain on disposition of
      properties, net ................           --            (1,633)       --              --            (1,633)
                                            ---------       ---------       -----       ---------       ---------
                                                5,022         268,846         191            --           274,059
                                            ---------       ---------       -----       ---------       ---------
    Income (loss) before income taxes
           and equity in income
      of consolidated subsidiaries ...         (4,755)          6,761          28            --             2,034

(Provision for) benefit from
 income taxes ........................          2,092          (2,975)        (12)           --              (895)
                                            ---------       ---------       -----       ---------       ---------
   Income (loss) before equity in
      income of consolidated
      subsidiaries ...................         (2,663)          3,786          16            --             1,139

Equity in income of
 consolidated subsidiaries ...........          3,802              16        --            (3,818)           --
                                            ---------       ---------       -----       ---------       ---------
   Net income ........................      $   1,139       $   3,802       $  16       $  (3,818)      $   1,139
                                            =========       =========       =====       =========       =========

                    Supplemental Consolidating Balance Sheets
                                 August 2, 1997

                                           Parent    Guarantor
                                           Company   Subsidiaries     FINOP     Eliminations   Consolidated
                                           -------   ------------     -----     ------------   ------------
                                                                  (in thousands)
ASSETS

Current Assets:
   Cash ............................      $  1,623      $  3,836      $  930      $    --         $  6,389
   Short-term investments ..........          --          19,878       2,334           --           22,212
   Accounts and notes receivable ...           103        14,285         562           --           14,950
   Inventory .......................          --          17,638        --             --           17,638
   Prepaid expenses and
    other current assets ...........           142         2,460        --             --            2,602
   Deferred income taxes ...........         2,272         2,346        --             --            4,618
                                          --------      --------      ------     ----------       --------
      Total current assets .........         4,140        60,443       3,826           --           68,409
                                          --------      --------      ------     ----------       --------
Assets Held For Sale ...............          --           5,386        --             --            5,386
Property and Equipment, net ........          --          74,533        --             --           74,533
Intangible Assets, net .............          --          15,988        --             --           15,988
Other Assets, net ..................         1,251         7,246       1,978           --           10,475
Investment in and Advances to
  Subsidiaries .....................       119,021         1,398         636       (121,055)          --
                                          --------      --------      ------     ----------        -------
Total assets .......................      $124,412      $164,994      $6,440      $(121,055)      $174,791
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations .........      $    808      $    347      $ --        $    --         $  1,155
   Accounts payable ................        18,733        13,752        --             --           32,485
   Accrued expenses ................         1,626        17,368          20           --           19,014
   Accrued interest ................         3,435          --           117           --            3,552
                                          --------      --------      ------     ----------       --------
      Total current liabilities ....        24,602        31,467         137           --           56,206
                                          --------      --------      ------     ----------       --------
Long-Term Obligations,
 less current portion above ........        90,593           954       4,230           --           95,777
Other Liabilities ..................          --          13,552          39           --           13,591
Stockholders' Equity ...............         9,217       119,021       2,034       (121,055)         9,217
                                          --------      --------      ------     ----------       --------
Total liabilities and
  stockholders' equity .............      $124,412      $164,994      $6,440      $(121,055)      $174,791
                                          ========      ========      ======     ==========       ========

               Supplemental Consolidating Statement of Cash Flows
                for the Two Fiscal Quarters Ended August 2, 1997

                                                Parent       Guarantor
                                                Company      Subsidiaries     FINOP     Eliminations   Consolidated
                                                -------      ------------     -----     ------------   ------------
                                                                           (in thousands)
Net cash provided by operating
   activities ............................      $  5,518       $  8,191       $   138       $ --        $ 13,847
                                                --------       --------      --------      -------       -------
Cash flows from investing activities:
   Purchase of and change in
    short-term investments ...............          --          (19,878)         (801)        --         (20,679)
   Purchase of property and equipment ....          --          (13,438)         --           --         (13,438)
   Net proceeds from sale of property,
    equipment and assets held for sale ...          --           28,838          --           --          28,838
   Investment in and advances to
    subsidiaries .........................         7,763         (7,970)          207         --            --
   Increase in long-term notes receivable           --              (18)         --           --             (18)
   Proceeds from collection of
    long-term receivables ................          --               21           210         --             231
   Increase in intangibles
    and other assets .....................            29          1,682             4         --           1,715
                                                --------       --------      --------      -------      --------
Net cash provided by (used by) investing
   activities ............................         7,792        (10,763)         (380)        --          (3,351)
                                                --------       --------      --------      -------      --------
Cash flows from financing activities:
   Decrease in revolving loan, net .......       (10,280)          --            --           --         (10,280)
   Repayment of long-term obligations ....        (1,672)        (1,610)         --           --          (3,282)
   Issuance of common stock ..............           165           --            --           --             165
                                                --------       --------      --------      -------      --------
Net cash used by
  financing activities ...................       (11,787)        (1,610)         --           --         (13,397)
                                                --------       --------      --------      -------      --------
Increase (decrease) in cash ..............         1,523         (4,182)         (242)        --          (2,901)
Cash at beginning of fiscal year .........           100          8,018         1,172         --           9,290
                                                --------       --------      --------      -------       -------
Cash at end of second fiscal quarter .....      $  1,623       $  3,836       $   930       $ --        $  6,389
                                                ========       ========      ========      =======       =======

               Supplemental Consolidating Statement of Operations
                for the Two Fiscal Quarters Ended August 3, 1996

                                            Parent       Guarantor
                                            Company      Subsidiaries    FINOP      Eliminations     Consolidated
                                            -------      ------------    -----      ------------     ------------
                                                                     (in thousands)
Revenues ...........................       $    135       $ 297,056       $ 271       $    --          $297,462

Cost of goods sold and expenses:
   Cost of goods sold ..............           --           219,542        --              --           219,542
   Operating and administrative
    expenses .......................            138          69,293        --              --            69,431
   Interest expense ................          5,077             253         174            --             5,504
   Gain on disposition of
    properties, net ................           --               (89)       --              --               (89)
                                           --------       ---------     -------       ---------        --------
                                              5,215         288,999         174            --           294,388
                                           --------       ---------     -------       ---------        --------
  Income (loss) before income taxes
       and equity in income of
       consolidated subsidiaries ...         (5,080)          8,057          97            --             3,074

(Provision for) benefit from
 income taxes ......................          2,037          (3,264)         (6)           --            (1,233)
                                           --------       ---------     -------       ---------        --------
   Income (loss) before equity in
      income of consolidated
      subsidiaries .................         (3,043)          4,793          91            --             1,841

Equity in income of consolidated
      subsidiaries .................          4,884              91        --            (4,975)           --
                                           --------       ---------     -------       ---------        --------
   Net income ......................       $  1,841       $   4,884       $  91       $  (4,975)       $  1,841
                                           ========       =========     =======       =========        ========

                    Supplemental Consolidating Balance Sheets
                                February 1, 1997

                                          Parent      Guarantor
                                          Company     Subsidiaries    FINOP     Eliminations    Consolidated
                                          --------      --------      ------     ----------       --------
                                                                (in thousands)
ASSETS

Current Assets:
   Cash ............................      $    100      $  8,018      $1,172      $    --         $  9,290
   Short-term investment ...........          --            --         1,533           --            1,533
   Accounts and notes receivable ...            20        12,897         671           --           13,588
   Inventory .......................          --          20,184        --             --           20,184
   Prepaid expenses and
    other current assets ...........            20         3,259        --             --            3,279
   Deferred income taxes ...........           933           878        --             --            1,811
                                          --------      --------      ------     ----------       --------
      Total current assets .........         1,073        45,236       3,376           --           49,685
                                          --------      --------      ------     ----------       --------
Assets Held For Sale ...............          --           9,543        --             --            9,543
Property and Equipment, net ........          --          89,448        --             --           89,448
Intangible Assets, net .............          --          17,039        --             --           17,039
Other Assets, net ..................         1,389         6,209       2,192           --            9,790
Investment in and Advances to
  Subsidiaries .....................       126,784         1,175         843       (128,802)          --
                                          --------      --------      ------     ----------        -------
Total assets .......................      $129,246      $168,650      $6,411      $(128,802)      $175,505
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations .........      $    929      $    454      $ --        $    --         $  1,383
   Accounts payable ................        13,800        16,840        --             --           30,640
   Accrued expenses ................           726        12,432           9           --           13,167
   Accrued interest ................         3,520          --           115           --            3,635
                                          --------      --------      ------     ----------       --------
      Total current liabilities ....        18,975        29,726         124           --           48,825
                                          --------      --------      ------     ----------       --------
Long-Term Obligations,
 less current portion above ........       102,358         2,457       4,230           --          109,045
Other Liabilities ..................          --           9,683          39           --            9,722
Stockholders' Equity ...............         7,913       126,784       2,018       (128,802)         7,913
                                          --------      --------      ------     ----------       --------
Total liabilities and
  stockholders' equity .............      $129,246      $168,650      $6,411      $(128,802)      $175,505
                                          ========      ========      ======     ==========       ========

               Supplemental Consolidating Statement of Cash Flows
                    for the Two Quarters Ended August 3, 1996

                                               Parent      Guarantor
                                               Company     Subsidiaries      FINOP   Eliminations   Consolidated
                                               -------     ------------      -----   ------------   ------------
                                                                         (in thousands)
Net cash provided by (used by) operating
  activities ............................      $(5,215)      $ 19,580       $    74       $ --        $ 14,439
                                               -------       --------       -------       ----        --------
Cash flows from investing activities:
  Purchase of and increase in
   short-term investments ...............         --             --          (1,532)        --          (1,532)
  Purchase of property and equipment ....         --           (9,429)         --           --          (9,429)
  Net proceeds from sale of property,
   equipment and assets held for sale ...         --            2,233          --           --           2,233
  Investment in and advances to
   subsidiaries .........................        9,606         (9,123)         (483)        --            --
  Increase in long-term notes receivable          --             (120)       (1,248)        --          (1,368)
  Proceeds from collection of
   long-term receivables ................         --               60           911         --             971
  Increase in intangibles
   and other assets .....................         --             (428)            3         --            (425)
                                               -------       --------       -------       ----        --------
Net cash provided by (used by) investing
  activities ............................        9,606        (16,807)       (2,349)        --          (9,550)
                                               -------       --------       -------       ----        --------
Cash flows from financing activities:
  Increase in revolving loan, net .......          300            350          --           --             650
  Repayment of long-term obligations ....         (463)          (226)           (8)        --            (697)
  Issuance of common stock ..............          158           --            --           --             158
                                               -------       --------       -------       ----        --------
Net cash provided by (used by)
 in financing activities ................           (5)           124            (8)        --             111
                                               -------       --------       -------       ----        --------
Increase (decrease) in cash .............        4,386          2,897        (2,283)        --           5,000
Cash at beginning of fiscal year ........        1,739          7,871         3,044         --          12,654
                                               -------       --------       -------       ----        --------
Cash at end of second fiscal quarter ....      $ 6,125       $ 10,768       $   761       $ --        $ 17,654
                                               =======       ========       =======       ====        ========



7.         Subsequent Events
           -----------------

           During fiscal 1996, the Company acquired a $10,000,000 note receivable ("Note") from DM Associates Limited Partnership collateralized by 1,220,000 shares of the Company's Class B Common Stock ("Pledged Shares"). The Note has been recorded as a reduction to stockholders' equity on the Consolidated Balance Sheets of the Company. Since the Note was not paid when it became due and payable on July 31, 1997, the Company, subsequent to the close of the current year second fiscal quarter, has received the Pledged Shares in satisfaction of the Note.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
              ----------------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

During the current year second fiscal quarter, the Company sold 156 convenience store and retail gasoline locations based in the northeastern United States (see
Note 6 to the Consolidated Financial Statements). The following discussion and analysis of Results of Operations is based on unaudited Pro Forma Consolidated Statements of Operations, as shown below, for the current year first two fiscal quarters and current year second fiscal quarter as compared to the corresponding periods of the prior fiscal year. The unaudited Pro Forma Consolidated Statements of Operations as presented below reflect the exclusion, for all comparative fiscal periods shown, of the historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the 156 retail locations sold. Additionally, the unaudited Pro Forma Consolidated Statements of Operations reflect the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale had been received as of the beginning of the prior fiscal year, and also reflect the elimination of the estimated income tax effect of the associated excluded results of operations for the 156 retail locations sold. The unaudited Pro Forma Consolidated Statements of Operations for the comparative second fiscal quarter and the first two fiscal quarters are as follows:

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                FOR THE SECOND FISCAL           FOR THE TWO FISCAL
                                                   QUARTER ENDED                   QUARTERS ENDED
                                              -------------------------       -------------------------
                                              AUGUST 2,       AUGUST 3,       AUGUST 2,       AUGUST 3,
                                                1997            1996            1997             1996
-------------------------------------------------------------------------------------------------------
Revenues ...............................      $ 120,828       $ 125,595       $ 234,044       $ 239,323
                                              ---------       ---------       ---------       ---------
Cost of goods sold and expenses:
 Cost of goods sold ....................      $  88,014       $  92,128       $ 170,654       $ 176,127
 Operating and administrative expenses .         29,602          28,698          58,304          56,753
 Interest expense ......................          2,579           2,696           5,180           5,386
 Loss (gain) on disposition of
    properties, net ....................          1,053              (3)          1,098             (89)
                                              ---------       ---------       ---------       ---------
                                                121,248         123,519         235,236         238,177
                                              ---------       ---------       ---------       ---------
Income (loss) before income taxes ......           (420)          2,076          (1,192)          1,146

Benefit (provision) for income taxes ...            181            (832)            525            (460)
                                              ---------       ---------       ---------       ---------
   Net income (loss) ...................      $    (239)      $   1,244       $    (667)      $     686
-------------------------------------------------------------------------------------------------------

Weighted average shares outstanding ....          4,602           4,700           4,586           4,702
                                              ---------       ---------       ---------       ---------

Income (loss) per share ................      $   (0.05)      $    0.26       $   (0.15)      $    0.15
-------------------------------------------------------------------------------------------------------




REVENUES

         Revenues for the current year first two fiscal quarters decreased by $5.3 million from the prior year first two fiscal quarters, and revenues for the current year second fiscal quarter decreased by $4.8 million from the prior year second fiscal quarter. A summary of revenues by functional area for the comparative second fiscal quarter and the first two fiscal quarters is as follows:

                                             FOR THE SECOND FISCAL         FOR THE TWO FISCAL
                                                 QUARTER ENDED               QUARTERS ENDED
                                             ---------------------         -------------------
                                             AUGUST 2,   AUGUST 3,         AUGUST 2, AUGUST 3,
(IN MILLIONS)                                  1997        1996             1997       1996
------------------------------------------------------------------         ------------------
CONVENIENCE STORES                             $  75.0    $  75.8          $ 143.0    $ 143.6
GASOLINE                                          45.1       49.0             89.8       94.3
OTHER                                              0.7        0.8              1.2        1.4
                                               -------------------         ------------------
          TOTAL                                $ 120.8    $ 125.6          $ 234.0    $ 239.3
                                               ===================         ==================


         Convenience store revenues decreased by $0.6 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and convenience store revenues for the current year second fiscal quarter decreased by $0.8 million as compared to the prior year second fiscal quarter. These decreases were primarily due to a reduction of approximately 26 underperforming stores in the current fiscal year. The decrease in the current year first two fiscal quarters was partially offset by a 1.1% increase in comparable store sales, while in the current year second fiscal quarter there was a 0.5% decrease in comparable store sales. Although the reduction in stores had a negative impact on revenues they did not have a material adverse effect on results of operations, since the majority of stores closed or sold had been operating at a loss.

         Gasoline revenues decreased $4.5 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and gasoline revenues for the current year second fiscal quarter decreased $3.9 million as compared to the prior year second fiscal quarter. The decrease in gasoline revenues for the first two fiscal quarters was primarily due to a decrease in total gallons sold of 5.4 million partially offset by an increase in the average selling price of gasoline of 1.2 cents per gallon. The decrease in gasoline revenues for the second fiscal quarter was primarily due to a decrease in total gallons sold of 3.0 million and also due to a decrease in the average selling price of gasoline of 2.0 cents per gallon.

GROSS PROFITS

         Gross profits for the current year first two fiscal quarters increased $0.2 million from the prior year first two fiscal quarters, and gross profits for the current year second fiscal quarter decreased $0.7 million from the prior year second fiscal quarter. A summary of the gross profits by functional area for the comparative second fiscal quarter and the first two fiscal quarters is as follows:

                                                FOR THE SECOND FISCAL     FOR THE TWO FISCAL
                                                   QUARTER ENDED             QUARTERS ENDED
                                                AUGUST 2,    AUGUST 3,    AUGUST 2,     AUGUST 3,
           (IN MILLIONS)                          1997         1996          1997         1996
           -----------------------------------------------------------  ---------------------------
           CONVENIENCE STORES                  $    27.1  $       27.9  $       52.2    $      52.6
           GASOLINE                                  5.0           4.8          10.0            9.3
           OTHER                                     0.7           0.8           1.2            1.3
                                               -----------------------  ---------------------------
            TOTAL                              $    32.8  $       33.5  $       63.4    $      63.2
                                               =======================  ===========================



         Convenience store gross profits decreased by $0.4 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and convenience store gross profits decreased by $0.8 million in the current year second fiscal quarter as compared to the prior year second fiscal quarter. These decreases were primarily due to lower product gross margins in the current year second fiscal quarter, and due to the overall reduction in the average number of stores, as described above.

         Gasoline gross profits increased by $0.7 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and gasoline gross profits increased by $0.2 million in the current year second fiscal quarter as compared to the prior year second fiscal quarter. These increases were primarily due to an increase of 1.6 cents and 1.3 cents in gross profit per gallon for the two fiscal quarters and second fiscal quarter, respectively, mostly offset by the decreases in gasoline gallons sold, as described above.

OPERATING AND ADMINISTRATIVE EXPENSES

           Operating and administrative expenses for the current year first two fiscal quarters increased $1.5 million from the prior year first two fiscal quarters, and operating and administrative expenses for the current year second fiscal quarter increased by $0.9 million from the prior year second fiscal quarter. A summary of expenses by functional area for the comparative second fiscal quarter and first two fiscal quarters is as follows:

                                                       FOR THE SECOND FISCAL                      FOR THE TWO FISCAL
                                                           QUARTER ENDED                            QUARTERS ENDED
                                                   -----------------------------             -----------------------------
                                                   AUGUST 2,           AUGUST 3,             AUGUST 2,           AUGUST 3,
(IN MILLIONS)                                        1997                 1996                 1997                1996
--------------------------------------------------------------------------------             -----------------------------
         CONVENIENCE STORES                        $   20.5            $    20.7             $   40.6           $     40.6
         GASOLINE                                       3.0                  2.7                  5.8                  5.6
         ADMINISTRATIVE AND OTHER                       6.1                  5.3                 11.9                 10.6
                                                   -----------------------------             -----------------------------
              TOTAL                                $  29.6             $    28.7             $   58.3           $     56.8
                                                   =============================             =============================


         Convenience store operating expenses decreased by $0.2 million in the current year second fiscal quarter as compared to the prior year second fiscal quarter, and convenience store operating expenses remained constant in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters. Convenience store operating expenses were reduced due to the overall reduction in the average number of stores, as described above, partially, or entirely, offset by higher labor, depreciation and maintenance costs.

         Gasoline operating expenses increased by $0.2 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and gasoline operating expenses increased by $0.3 million in the current year second fiscal quarter as compared to the prior year second fiscal quarter. These increases are primarily due to higher rent and depreciation expenses partially offset by reduced environmental re-mediation expenditures.

         Administrative and other expenses increased by $1.3 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and administrative and other expenses increased by $0.8 million in the current year second fiscal quarter as compared to the prior year second fiscal quarter. These increases are due to higher professional and legal fees and an increase in the Company's workers' compensation and commercial liability insurance expense attributable to unfavorable claims experience.

INTEREST EXPENSE, LOSS (GAIN) ON DISPOSITION OF PROPERTIES, AND TAXES

         Interest expense decreased by $0.2 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and interest expense decreased $0.1 million in the current year second fiscal quarter as compared to the prior year second fiscal quarter due to a reduction in the amount of outstanding letters of credit in the current year two fiscal quarters and current year second fiscal quarter.

         Loss (gain) on disposition of properties increased by $1.2 million in the current year first two fiscal quarters and by $1.1 million in the current year second fiscal quarter as compared to the corresponding periods of the prior fiscal year due to higher costs and expenses associated with the closing of certain underperforming stores in the current fiscal year.

         The effective tax rate for the Company was a benefit of 44% and 43% for the current year first two fiscal quarters and the current year second fiscal quarter, respectively, and a provision of 40% for the corresponding periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generates substantial operating cash flow since a majority of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures of the Company were funded by the excess cash flow available after debt service and by the cash generated from the sale of certain assets. Additionally, the Company has a revolving line of credit available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and the proceeds from the sale of 156 convenience store and retail gasoline locations formerly operated in the northeastern United States (see Note 6 to the Consolidated Financial Statements), supplemented by the availability of a revolving line of credit will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see "Capital Expenditures").

CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities decreased by $0.6 million in the current year first two fiscal quarters as compared to the corresponding period of the prior year primarily due to the reduced results of operations (see Consolidated Statements of Operations).

         During the current year first two fiscal quarters, the Company paid its trade payables in an average of 28 days, which compares to 26 days for fiscal 1997 and 27 days for the prior year first two fiscal quarters. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuer of the money orders. As of August 2, 1997, February 1, 1997 and August 3, 1996, the amounts due the issuer were $9.1 million, $7.9 million and $7.8 million respectively.

CASH USED BY FINANCING ACTIVITIES

         Cash used by financing activities increased $13.5 million in the current year first two fiscal quarters as compared to the corresponding period of the prior year primarily due to a reduction in the outstanding balance of the Company's revolving credit facility and the payment of certain long-term obligations with the proceeds from the sale of 156 convenience store and retail gasoline locations, as described above. The Company has a $30.0 million senior revolving credit facility with $15.0 million available for issuance of letters of credit. The Company may utilize the revolving credit facility as needed for working capital and general corporate purposes. As of August 2, 1997, the Company did not have any outstanding revolving credit loans and had $7.4 million in outstanding letters of credit.

CASH USED BY INVESTING ACTIVITIES

         Net cash used by investing activities decreased by $6.2 million in the current year first two fiscal quarters as compared to the corresponding period of the prior year primarily due to net proceeds generated from the sale of the 156 convenience store and retail gasoline locations, as described above, partially offset by an increased level of capital expenditures and purchase of short-term investments.

CAPITAL EXPENDITURES

         The Company anticipates spending approximately $25 million for capital expenditures in fiscal 1998 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations, implementing and/or upgrading office and store technology and meeting the Company's requirements to comply with federal and state underground gasoline storage tank regulations (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations, the proceeds from the sale of assets held for sale as of August 2, 1997, the proceeds from the sale of 156 convenience store and retail gasoline locations, as described above, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary.

The Company intends to lease the real estate for the majority of new store locations.

ENVIRONMENTAL RESPONSIBILITY

         The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of August 2, 1997, the Company had recorded an accrual of $8,809,000 for such costs, the majority of which are anticipated to be spent over the next 3 to 5 years.

         The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of August 2, 1997, the Company had recorded a net state trust fund reimbursement receivable of $5,439,000 (representing a gross receivable of $7,613,000 less an allowance of $2,174,000). Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from the state environmental trust funds will be received within one to five years from the payment of the reimbursable assessment and remediation expenses.

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

Item 6.  Exhibits and Reports on Form 8-K.

           (a.)  Exhibits:

                 1.    Exhibit (11)- Statement re Computation of Per-Share
                       Earnings.

                 2.    Exhibit (27) - Financial Data Schedule.

                                Submitted in electronic format only.

           (b.)  Reports on Form 8-K

                           On July 7, 1997, the Company filed a Current Report
                  on form 8-K, in which the Company reported that it had finalized the sale its 156 convenience store locations in Connecticut, Massachusetts, Rhode Island and New York.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DAIRY MART CONVENIENCE STORES, INC.

Date:  September 22, 1997           /s/ Gregory G. Landry
                                    ---------------------
                                    Gregory G. Landry
                                    Executive Vice President
                                    Chief Financial Officer