Form 10-Q/A
period 1997-08-02
DAIRY MART CONVENIENCE STORES INC
filed 1997-09-26
CIK 721675

                                    FORM 10-Q/A
                                AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

This Form 10-Q/A Amendment No. 1 amends the Form 10-Q of Dairy Mart Convenience Stores, Inc. (the "Company") filed for the fiscal quarter ended August 2, 1997 to amend and restate the following in their entirety: (i.) the notes to the consolidated financial statements in Part I; and (ii.) exhibit 27.1.

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

6.       Unaudited Pro Forma Information
         -------------------------------

         On June 21, 1997, the Company completed the sale of the assets relating to 156 convenience store and retail gasoline locations in Connecticut, Massachusetts, Rhode Island, and New York. The principal assets sold by the Company include inventories, convenience store and gasoline fixtures and equipment, land, buildings, and building and leasehold improvements. The following unaudited pro forma information of the Company for the fiscal year ended February 1, 1997 and the first two fiscal quarters ended August 2, 1997, has been prepared assuming that the sale of the 156 convenience store and retail gasoline locations had occurred as of the beginning of the fiscal year ended February 1, 1997. The unaudited pro forma information is not necessarily indicative of the results which would have been reported if the transaction had occurred at the beginning of the fiscal year ended February 1, 1997, or which may be reported in the future. The unaudited pro forma information reflects the exclusion, for both fiscal periods shown, of historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the 156 retail locations sold. Additionally, the unaudited pro forma information reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale of the 156 retail locations had been received at the beginning of the fiscal year ended February 1, 1997, and also reflects the elimination of the estimated income tax effect of the associated excluded results of operations for the 156 retail locations sold. The unaudited pro forma information is as follows:

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
      ----------------------------------------------------------------------------------------------------------

7.       Supplemental Consolidating Financial Information (unaudited)
         ------------------------------------------------------------

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

               Supplemental Consolidating Statement of Operations
                for the Two Fiscal Quarters Ended August 2, 1997

                                              Parent       Guarantor
                                             Company       Subsidiaries     FINOP      Eliminations    Consolidated
                                             -------       ------------     -----      ------------    ------------
                                                                        (in thousands)
Revenues .............................      $     267       $ 275,607       $ 219       $    --         $ 276,093

Cost of goods sold and expenses:
    Cost of goods sold ...............           --           202,095        --              --           202,095
    Operating and administrative
      expenses .......................            139          67,983          15            --            68,137
    Interest expense .................          4,883             401         176            --             5,460
    Gain on disposition of
      properties, net ................           --            (1,633)       --              --            (1,633)
                                            ---------       ---------       -----       ---------       ---------
                                                5,022         268,846         191            --           274,059
                                            ---------       ---------       -----       ---------       ---------
    Income (loss) before income taxes
     and equity in income of
     consolidated subsidiaries .......         (4,755)          6,761          28            --             2,034

(Provision for) benefit from
 income taxes ........................          2,092          (2,975)        (12)           --              (895)
                                            ---------       ---------       -----       ---------       ---------
   Income (loss) before equity in
      income of consolidated
      subsidiaries ...................         (2,663)          3,786          16            --             1,139

Equity in income of
 consolidated subsidiaries ...........          3,802              16        --            (3,818)           --
                                            ---------       ---------       -----       ---------       ---------
   Net income ........................      $   1,139       $   3,802       $  16       $  (3,818)      $   1,139
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
                                          ========      ========      ======     ==========       ========

               Supplemental Consolidating Statement of Cash Flows
                    for the Two Quarters Ended August 3, 1996

                                               Parent      Guarantor
                                               Company     Subsidiaries      FINOP   Eliminations   Consolidated
                                               -------     ------------      -----   ------------   ------------
                                                                         (in thousands)
Net cash provided by (used by) operating
  activities ............................      $(5,215)      $ 19,580       $    74       $ --        $ 14,439
                                               -------       --------       -------       ----        --------
Cash flows from investing activities:
  Purchase of and increase in
   short-term investments ...............         --             --          (1,532)        --          (1,532)
  Purchase of property and equipment ....         --           (9,429)         --           --          (9,429)
  Net proceeds from sale of property,
   equipment and assets held for sale ...         --            2,233          --           --           2,233
  Investment in and advances to
   subsidiaries .........................        9,606         (9,123)         (483)        --            --
  Increase in long-term notes receivable          --             (120)       (1,248)        --          (1,368)
  Proceeds from collection of
   long-term receivables ................         --               60           911         --             971
  Increase in intangibles
   and other assets .....................         --             (428)            3         --            (425)
                                               -------       --------       -------       ----        --------
Net cash provided by (used by) investing
  activities ............................        9,606        (16,807)       (2,349)        --          (9,550)
                                               -------       --------       -------       ----        --------
Cash flows from financing activities:
  Increase in long-term obligations .....          300            350          --           --             650
  Repayment of long-term obligations ....         (463)          (226)           (8)        --            (697)
  Issuance of common stock ..............          158           --            --           --             158
                                               -------       --------       -------       ----        --------
Net cash provided by (used by)
 in financing activities ................           (5)           124            (8)        --             111
                                               -------       --------       -------       ----        --------
Increase (decrease) in cash .............        4,386          2,897        (2,283)        --           5,000
Cash at beginning of fiscal year ........        1,739          7,871         3,044         --          12,654
                                               -------       --------       -------       ----        --------
Cash at end of second fiscal quarter ....      $ 6,125       $ 10,768       $   761       $ --        $ 17,654
                                               =======       ========       =======       ====        ========



8.         Subsequent Events
           -----------------

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

                                    DAIRY MART CONVENIENCE STORES, INC.

Date:  September 26, 1997           /s/ Gregory G. Landry
                                    ---------------------
                                    Gregory G. Landry
                                    Executive Vice President
                                    Chief Financial Officer