Form 10-Q
period 1997-11-01
DAIRY MART CONVENIENCE STORES INC
filed 1997-12-16
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended NOVEMBER 1, 1997


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     SHARES OF CLASS A COMMON STOCK OUTSTANDING NOVEMBER 1, 1997 - 3,096,369 SHARES OF CLASS B COMMON STOCK OUTSTANDING NOVEMBER 1, 1997 - 1,528,049

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                FOR THE THIRD FISCAL                FOR THE THREE FISCAL
                                                                    QUARTER ENDED                      QUARTERS ENDED
                                                              ---------------------------        ---------------------------
                                                              NOVEMBER 1,  NOVEMBER 2,           NOVEMBER 1,     NOVEMBER 2,
                                                                 1997         1996                  1997             1996
----------------------------------------------------------------------------------------------------------------------------
      Revenues................................                $ 118,313         $ 147,344        $ 394,406         $ 444,806
                                                              ----------        ----------       ----------        ---------

      Cost of goods sold and expenses:
       Cost of goods sold......... ...........                $  86,087         $ 106,354        $ 288,182         $ 325,896
       Operating and administrative expenses..                   30,303            37,776           98,440           107,207
       Interest expense.......................                    2,607             2,683            8,067             8,187
       (Gain) loss on disposition of
          properties, net.....................                     (132)              204           (1,765)              115
                                                              ----------        ----------       ----------        ----------
                                                                118,865           147,017          392,924           441,405
                                                              ----------        ----------       ----------        ----------


       Income (loss) before income taxes......                     (552)              327            1,482             3,401

      (Provision for) benefit from
         income taxes.........................                      242              (134)            (653)           (1,367)
                                                              ----------        ----------       ----------        ----------

         Net income (loss) ...................                $    (310)        $     193        $     829         $   2,034
      ----------------------------------------------------------------------------------------------------------------------


      Weighted average shares outstanding.....                    4,618             4,705            4,791             4,703
                                                              ----------        ----------       ----------        ---------
      Income (loss) per share ................                $   (0.07)        $    0.04        $    0.17         $    0.43
      ----------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                               NOVEMBER 1, 1997   FEBRUARY 1, 1997
---------------------------------------------------------------------------------------------------
  ASSETS                                                                   (Unaudited)
  Current Assets:
      Cash................................................        $    8,624        $    9,290
      Short-term investments..............................             7,280             1,533
      Accounts and notes receivable.......................            14,799            13,588
      Inventory...........................................            17,698            20,184
      Prepaid expenses and other current assets...........             2,649             3,279
      Deferred income taxes...............................             3,224             1,811
                                                                  -----------       ----------
         Total current assets.............................            54,274            49,685
                                                                  -----------       ----------

  Assets Held For Sale...................................              5,386             9,543
                                                                  -----------       ----------

  Property and Equipment, net............................             82,145            89,448
                                                                  -----------       ----------
  Intangible Assets, net.................................             15,813            17,039
                                                                  -----------       ----------

  Other Assets, net......................................              9,904             9,790
                                                                  -----------       ----------

  Total assets...........................................         $  167,522        $  175,505
  --------------------------------------------------------------------------------------------


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
      Current maturities of long-term obligations.........        $    1,148        $    1,383
      Accounts payable....................................            34,245            30,640
      Accrued expenses....................................            15,742            13,167
      Accrued interest....................................             1,272             3,635
                                                                  -----------       ----------
         Total current liabilities........................            52,407            48,825
                                                                  -----------       ----------

  Long-Term Obligations, less current portion above......             95,488           109,045
                                                                  -----------       ----------

  Other Liabilities......................................             10,665             9,722
                                                                  -----------       ----------

  Stockholders' Equity:
      Preferred Stock (serial)............................                -                 -
      Class A Common Stock................................                36                35
      Class B Common Stock................................                30                30
      Paid-in capital.....................................            30,779            30,560
      Retained earnings (deficit).........................            (6,878)           (7,707)
      Treasury stock, at cost.............................           (15,005)           (5,005)
      Note receivable from DM Associates..................                 -           (10,000)
         Total stockholders' equity.......................             8,962             7,913
                                                                  -----------       ----------

  Total liabilities and stockholders' equity.............         $  167,522        $  175,505
  -------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                FOR THE THREE FISCAL QUARTERS ENDED
                                                               ------------------------------------
                                                               NOVEMBER 1, 1997    NOVEMBER 2, 1996
----------------------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net income ...........................................          $    829           $  2,034
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization ........................             8,345              8,850
  Amortization of original issue discount ..............               101                146
  Change in deferred income taxes ......................               435               (751)
  (Gain) loss on disposition of properties, net ........            (1,765)               115
  Net change in assets and liabilities:
        Accounts and notes receivable ..................            (1,211)            (2,961)
        Inventory ......................................             2,486                924
        Accounts payable ...............................             3,605                776
        Accrued interest ...............................            (2,363)            (2,032)
        Other assets and liabilities ...................               502              3,556
----------------------------------------------------------------------------------------------------

Net cash provided by operating activities ..............            10,964             10,657
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Purchase of and change in short-term investments .....            (5,747)            (1,514)
  Purchase of property and equipment ...................           (22,427)           (17,763)
  Net proceeds from sale of property, equipment and
     assets held for sale ..............................            28,290              2,839
  Increase in long-term notes receivable ...............               (18)            (1,427)
  Proceeds from collection of long-term notes receivable               239              1,261
  Decrease (increase) in intangibles and other assets ..             1,706               (384)
----------------------------------------------------------------------------------------------------

Net cash provided by (used by) investing activities ....             2,043            (16,988)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:

  Decrease in revolving loan, net ......................           (10,280)                 -
  Increase in long-term obligations ....................                 -                650
  Repayment of long-term obligations ...................            (3,613)            (1,060)
  Issuance of common stock .............................               220                488
----------------------------------------------------------------------------------------------------

Net cash (used by) provided by financing activities ....           (13,673)                78
----------------------------------------------------------------------------------------------------

Decrease in cash .......................................              (666)            (6,253)
Cash at beginning of fiscal year .......................             9,290             12,654
----------------------------------------------------------------------------------------------------

Cash at end of third fiscal quarter ....................          $  8,624           $  6,401
----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 1, 1997
                                   (Unaudited)


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

2.       Supplemental Balance Sheet Information
         --------------------------------------

         The composition of the Company's accrued expenses in the Consolidated Balance Sheets is as follows:

                                                                             NOVEMBER 1, 1997      FEBRUARY 1, 1997
                                                                             ----------------      ----------------

Accrued salaries and wages...........................                           $    3,351           $     4,089
Accrued environmental assessment and remediation.....                                4,288                 1,782
Accrued income taxes.................................                                  818                  (563)
Other accrued expenses...............................                                7,285                 7,859
                                                                                -----------          -----------

         Total accrued expenses........................                         $   15,742           $    13,167
                                                                                -----------          -----------

3.       Changes in Capital Accounts
         ---------------------------

         An analysis of the capital stock accounts for the first three fiscal quarters ended November 1, 1997 follows:

                                                                  COMMON STOCK
                                  ----------------------------------------------------------------------
                                  CLASS A SHARES       CLASS B SHARES                    PAID-IN CAPITAL
                                     ISSUED AT            ISSUED AT                        IN EXCESS OF
                                  $.01 PAR VALUE       $.01 PAR VALUE        AMOUNT         PAR VALUE
                                  --------------       --------------     ------------   ---------------

Balance February 1, 1997             3,543,676         2,924,917        $    64,686       $30,560,173

Employee stock purchase plan            11,082                 -                111            42,934
Exchange of Class B shares
   for Class A shares                      911              (911)                 -                 -
Stock options exercised                 62,325                 -                623           176,283
                                   -----------       -----------        -----------       -----------
Balance November 1, 1997             3,617,994         2,924,006        $    65,410       $30,779,390
                                   -----------       -----------        -----------       -----------


         During fiscal 1996, the Company acquired a $10,000,000 note receivable ("Note") from DM Associates Limited Partnership collateralized by 1,220,000 shares of the Company's Class B Common Stock ("Pledged Shares"). The Note had been recorded as a reduction to stockholders' equity on the Consolidated Balance Sheets of the Company. Since the Note was not paid when it became due and payable on July 31, 1997, the Company has received the Pledged Shares in satisfaction of the Note. In the third quarter of fiscal 1998, the Company recorded the Pledged Shares as treasury stock.

         As of November 1, 1997, there were 521,625 shares of Class A Common Stock and 1,395,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $15,004,847, leaving 3,096,369 Class A shares and 1,528,049 Class B shares outstanding.

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

5.       Seasonality
         -----------

         The results of operations for the first three fiscal quarters ended November 1, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

6.       Unaudited Pro Forma Information
         -------------------------------

         In June, 1997, the Company completed the sale of the assets relating to 156 convenience store and retail gasoline locations in Connecticut, Massachusetts, Rhode Island, and New York. The principal assets sold by the Company include inventories, convenience store and gasoline fixtures and equipment, land, buildings, and building and leasehold improvements. The following unaudited pro forma information of the Company for the fiscal year ended February 1, 1997 and the first three fiscal quarters ended November 1, 1997, has been prepared assuming that the sale of the 156 convenience store and retail gasoline locations had occurred as of the beginning of the fiscal year ended February 1, 1997. The unaudited pro forma information is not necessarily indicative of the results which would have been reported if the transaction had occurred at the beginning of the fiscal year ended February 1, 1997, or which may be reported in the future. The unaudited pro forma information reflects the exclusion, for both fiscal periods shown, of historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the 156 retail locations sold. Additionally, the unaudited pro forma information reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale of the 156 retail locations had been received at the beginning of the fiscal year ended February 1, 1997, and also reflects the elimination of the estimated income tax effect of the associated excluded results of operations for the 156 retail locations sold. The unaudited pro forma information is as follows:

                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                             FOR THE THREE FISCAL                FOR THE FISCAL
                                                                 QUARTERS ENDED                    YEAR ENDED
                                                             --------------------                ---------------
                                                                 NOVEMBER 1,                       FEBRUARY 1,
                                                                     1997                             1997
   ----------------------------------------------------------------------------------------------------------

      Revenues................................                     $ 352,340                       $ 471,969
                                                                   ----------                      ---------


      Loss before income taxes................                        (2,472)                         (4,012)
                                                                   ----------                      ----------


      Net loss................................                     $  (1,384)                      $  (2,889)
      -------------------------------------------------------------------------------------------------------


      Loss per share..........................                     $   (0.30)                      $  (0.65)
      ------------------------------------------------------------------------------------------------------




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

         Investments in subsidiaries are accounted for by the Parent Company on the equity method for purpose of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

               Supplemental Consolidating Statement of Operations
              for the Three Fiscal Quarters Ended November 1, 1997



                                                   Parent      Guarantor
                                                   Company     Subsidiaries        FINOP      Eliminations   Consolidated
                                                   -------     ------------        -----      ------------   ------------
                                                                                (in thousands)

Revenues............................               $ 1,098       $392,973         $   335       $     -         $394,406


Cost of goods sold and expenses:
    Cost of goods sold...............                   -         288,182              -              -          288,182
    Operating and administrative
      expenses.......................                  204         98,212              24             -           98,440
    Interest expense.................                7,308            495             264             -            8,067
    Gain on disposition of
      properties, net................                   -          (1,765)             -              -           (1,765)
                                                   --------     ----------        --------      ---------      ----------


                                                     7,512        385,124             288             -          392,924
                                                   --------     ----------        --------      ---------      ---------

    Income (loss) before income taxes
      and equity in income of
      consolidated subsidiaries......               (6,414)         7,849              47             -            1,482

(Provision for) benefit from
 income taxes.......................                 2,822         (3,454)            (21)            -             (653)
                                                   --------     ----------        --------      ---------      ----------

   Income (loss) before equity in
      income of consolidated
      subsidiaries..................                (3,592)         4,395              26             -              829

Equity in income of
 consolidated subsidiaries..........                 4,421             26              -          (4,447)             -
                                                   --------     ----------        --------      ---------      --------

   Net income.......................               $   829      $   4,421         $    26       $ (4,447)      $     829
                                                   ========     ==========        ========      =========      =========

                    Supplemental Consolidating Balance Sheets
                                November 1, 1997



                                             Parent       Guarantor
                                            Company      Subsidiaries        FINOP       Eliminations      Consolidated
                                            -------      ------------        -----       ------------      ------------
                                                                        (in thousands)
ASSETS

Current Assets:
   Cash ............................       $   3,210       $   3,807       $   1,607          $    -        $   8,624
   Short-term investments ..........               -           4,905           2,375               -            7,280
   Accounts and notes receivable ...             733          13,653             413               -           14,799
   Inventory .......................               -          17,698               -               -           17,698
   Prepaid expenses and
    other current assets ...........             121           2,528               -               -            2,649
   Deferred income taxes ...........           1,808           1,416               -               -            3,224
                                           ---------       ---------       ---------       ---------        ---------
      Total current assets .........           5,872          44,007           4,395               -           54,274
                                           ---------       ---------       ---------       ---------        ---------

Assets Held For Sale ...............               -           5,386               -               -            5,386
Property and Equipment, net ........               -          82,145               -               -           82,145
Intangible Assets, net .............               -          15,813               -               -           15,813
Other Assets, net ..................           1,095           6,833           1,976               -            9,904
Investment in and Advances to
  Subsidiaries .....................         111,153           1,990              54        (113,197)               -
                                           ---------       ---------       ---------       ---------        ---------

Total assets .......................       $ 118,120       $ 156,174       $   6,425       $(113,197)       $ 167,522
-----------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations .........       $     808       $     340           $   -          $    -        $   1,148
   Accounts payable ................          16,493          17,752               -               -           34,245
   Accrued expenses ................             287          15,432              23               -           15,742
   Accrued interest ................           1,183               -              89               -            1,272
                                           ---------       ---------       ---------       ---------        ---------
      Total current liabilities ....          18,771          33,524             112               -           52,407
                                           ---------       ---------       ---------       ---------        ---------

Long-Term Obligations,
 less current portion above ........          90,387             871           4,230               -           95,488
Other Liabilities ..................               -          10,626              39               -           10,665
Stockholders' Equity ...............           8,962         111,153           2,044        (113,197)           8,962
                                           ---------       ---------       ---------       ---------        ---------

Total liabilities and
  stockholders' equity .............       $ 118,120       $ 156,174       $   6,425       $(113,197)       $ 167,522
                                           =========       =========       =========       =========        =========

               Supplemental Consolidating Statement of Cash Flows
              for the Three Fiscal Quarters Ended November 1, 1997


                                                   Parent     Guarantor
                                                  Company    Subsidiaries          FINOP       Eliminations  Consolidated
                                                  -------    ------------          -----       ------------  ------------
                                                                          (in thousands)

Net cash provided by operating
   activities .............................       $   (577)       $ 11,269        $    272        $    -       $ 10,964
                                                  --------        --------        --------        ------       --------

Cash flows from investing activities:
   Purchase of and change in
    short-term investments ................              -          (4,905)           (842)            -         (5,747)
   Purchase of property and equipment .....              -         (22,427)              -             -        (22,427)
   Net proceeds from sale of property,
    equipment and assets held for sale ....              -          28,290               -             -         28,290
   Investment in and advances to
    subsidiaries ..........................         15,631         (16,420)            789             -              -
   Increase in long-term notes receivable .              -             (18)              -             -            (18)
   Proceeds from collection of
    long-term receivables .................              -              29             210             -            239
   Increase in intangibles
    and other assets ......................             29           1,671               6             -          1,706
                                                  --------        --------        --------        ------       --------
Net cash provided by (used by) investing
  activities .............................         15,660         (13,780)            163             -          2,043
                                                  --------        --------        --------        ------       --------

Cash flows from financing activities:
   Decrease in revolving loan, net ........        (10,280)              -               -             -        (10,280)
   Repayment of long-term obligations .....         (1,913)         (1,700)              -             -         (3,613)
   Issuance of common stock ...............            220               -               -             -            220
                                                  --------        --------        --------        ------       --------
Net cash used by
  financing activities ....................        (11,973)         (1,700)              -             -        (13,673)
                                                  --------        --------        --------        ------       --------

Increase (decrease) in cash ...............          3,110          (4,211)            435             -           (666)
Cash at beginning of fiscal year ..........            100           8,018           1,172             -          9,290
                                                  --------        --------        --------        ------       --------

Cash at end of third fiscal quarter .......       $  3,210        $  3,807        $  1,607        $    -       $  8,624
                                                  ========        ========        ========        ======       ========

               Supplemental Consolidating Statement of Operations
              for the Three Fiscal Quarters Ended November 2, 1996


                                           Parent        Guarantor
                                          Company       Subsidiaries       FINOP        Eliminations   Consolidated
                                          -------       ------------       -----        ------------   ------------
                                                                        (in thousands)

Revenues ..........................      $   1,027       $ 443,379       $     400         $     -       $ 444,806


Cost of goods sold and expenses:
   Cost of goods sold .............              -         325,896               -               -         325,896
   Operating and administrative
    expenses ......................            208         106,999               -               -         107,207
   Interest expense ...............          7,540             380             267               -           8,187
   Gain on disposition of
    properties, net ...............              -             115               -               -             115
                                         ---------       ---------       ---------       ---------       ---------

                                             7,748         433,390             267               -         441,405
                                         ---------       ---------       ---------       ---------       ---------

  Income (loss) before income taxes
     and equity in income
     of consolidated subsidiaries .         (6,721)          9,989             133               -           3,401

(Provision for) benefit from
 income taxes .....................          2,967          (4,316)            (18)              -          (1,367)
                                         ---------       ---------       ---------       ---------       ---------

   Income (loss) before equity in
      income of consolidated
      subsidiaries ................         (3,754)          5,673             115               -           2,034

Equity in income of
 consolidated subsidiaries ........          5,788             115               -          (5,903)              -
                                         ---------       ---------       ---------       ---------       ---------

   Net income .....................      $   2,034       $   5,788       $     115       $  (5,903)      $   2,034
                                         =========       =========       =========       =========       =========

                    Supplemental Consolidating Balance Sheets
                                February 1, 1997



                                        Parent      Guarantor
                                       Company     Subsidiaries      FINOP       Eliminations   Consolidated
                                       -------     ------------      -----       ------------   ------------
                                                                 (in thousands)
ASSETS

Current Assets:
   Cash ............................      $     100      $   8,018      $   1,172      $       -       $   9,290
   Short-term investment ...........              -              -          1,533              -           1,533
   Accounts and notes receivable ...             20         12,897            671              -          13,588
   Inventory .......................              -         20,184              -              -          20,184
   Prepaid expenses and
    other current assets ...........             20          3,259              -              -           3,279
   Deferred income taxes ...........            933            878              -              -           1,811
                                          ---------      ---------      ---------      ---------       ---------
      Total current assets .........          1,073         45,236          3,376              -          49,685
                                          ---------      ---------      ---------      ---------       ---------

Assets Held For Sale ...............              -          9,543              -              -           9,543
Property and Equipment, net ........              -         89,448              -              -          89,448
Intangible Assets, net .............              -         17,039              -              -          17,039
Other Assets, net ..................          1,389          6,209          2,192              -           9,790
Investment in and Advances to
  Subsidiaries .....................        126,784          1,175            843       (128,802)              -
                                          ---------      ---------      ---------      ---------       ---------

Total assets .......................      $ 129,246      $ 168,650      $   6,411      $(128,802)      $ 175,505
----------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations .........      $     929      $     454          $   -      $       -       $   1,383
   Accounts payable ................         13,800         16,840              -              -          30,640
   Accrued expenses ................            726         12,432              9              -          13,167
   Accrued interest ................          3,520              -            115              -           3,635
                                          ---------      ---------      ---------      ---------       ---------
      Total current liabilities ....         18,975         29,726            124              -          48,825
                                          ---------      ---------      ---------      ---------       ---------

Long-Term Obligations,
 less current portion above ........        102,358          2,457          4,230              -         109,045
Other Liabilities ..................              -          9,683             39              -           9,722
Stockholders' Equity ...............          7,913        126,784          2,018       (128,802)          7,913
                                          ---------      ---------      ---------      ---------       ---------

Total liabilities and
  stockholders' equity .............      $ 129,246      $ 168,650      $   6,411      $(128,802)      $ 175,505
                                          =========      =========      =========      =========       =========

               Supplemental Consolidating Statement of Cash Flows
                  for the Three Quarters Ended November 2, 1996



                                                  Parent        Guarantor
                                                  Company      Subsidiaries     FINOP      Eliminations  Consolidated
                                                  -------      ------------     -----      ------------  ------------
                                                                           (in thousands)

Net cash provided by (used by) operating
  activities ..............................      $ (9,377)      $ 19,994       $     40       $    -      $ 10,657
                                                 --------       --------       --------       ------      --------


Cash flows from investing activities:
  Purchase of and increase in
   short-term investments .................             -              -         (1,514)           -        (1,514)
  Purchase of property and equipment ......             -        (17,763)             -            -       (17,763)
  Net proceeds from sale of property,
   equipment and assets held for sale .....             -          2,839              -            -         2,839
  Investment in and advances to
   subsidiaries ...........................        10,810        (10,416)          (394)           -             -
  Increase in long-term notes receivable ..             -           (120)        (1,307)           -        (1,427)
  Proceeds from collection of
   long-term receivables ..................             -             70          1,191            -         1,261
  Increase in intangibles
   and other assets .......................             -           (390)             6            -          (384)
                                                 --------       --------       --------       ------      --------
Net cash provided by (used by) investing
  activities ..............................        10,810        (25,780)        (2,018)           -       (16,988)
                                                 --------       --------       --------       ------      --------

Cash flows from financing activities:
  Increase in long-term obligations .......           300            350              -            -           650
  Repayment of long-term obligations ......          (689)          (363)            (8)           -        (1,060)
  Issuance of common stock ................           488              -              -            -           488
                                                 --------       --------       --------       ------      --------
Net cash provided by (used by)
  in financing activities .................            99            (13)            (8)           -            78
                                                 --------       --------       --------       ------      --------

Increase (decrease) in cash ...............         1,532         (5,799)        (1,986)           -        (6,253)
Cash at beginning of fiscal year ..........         1,739          7,871          3,044            -        12,654
                                                 --------       --------       --------       ------      --------

Cash at end of third fiscal quarter .......      $  3,271       $  2,072       $  1,058       $    -      $  6,401
                                                 ========       ========       ========       ======      ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
              ----------------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

During the current year second fiscal quarter, the Company sold 156 convenience store and retail gasoline locations based in the northeastern United States (see
Note 6 to the Consolidated Financial Statements). The following discussion and analysis of Results of Operations is based on unaudited Pro Forma Consolidated Statements of Operations, as shown below, for the current year first three fiscal quarters and current year third fiscal quarter as compared to the corresponding periods of the prior fiscal year. The unaudited Pro Forma Consolidated Statements of Operations as presented below reflect the exclusion, for all comparative fiscal periods shown, of the historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the 156 retail locations sold. Additionally, the unaudited Pro Forma Consolidated Statements of Operations reflect the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale had been received as of the beginning of the prior fiscal year, and also reflect the elimination of the estimated income tax effect of the associated excluded results of operations for the 156 retail locations sold. The unaudited Pro Forma Consolidated Statements of Operations for the comparative third fiscal quarter and the first three fiscal quarters are as follows:

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                          FOR THE THIRD FISCAL                 FOR THE THREE FISCAL
                                                              QUARTER ENDED                       QUARTERS ENDED
                                                         -----------------------           --------------------------
                                                         November 1,  NOVEMBER 2,          NOVEMBER 1,    NOVEMBER 2,
                                                           1997            1996              1997              1996
----------------------------------------------------------------------------------------------------------------------

Revenues................................                $118,296          $119,187         $352,340          $358,510
                                                        ---------         ---------        ---------         --------

Cost of goods sold and expenses:
 Cost of goods sold......... ...........                $ 86,011          $ 85,220         $256,665          $261,347
 Operating and administrative expenses..                  30,271            30,906           88,573            87,659
 Interest expense.......................                   2,606             2,611            7,785             7,999
 Loss on disposition of
    properties, net ....................                      12               204            1,789               115
                                                        ---------         ---------        ---------         --------
                                                         118,900           118,941          354,812           357,120
                                                        ---------         ---------        ---------         --------

Income (loss) before income taxes.......                    (604)              246           (2,472)            1,390

Benefit (provision) for income taxes....                     266               (98)           1,088              (563)
                                                        ---------         ---------        ---------         ---------

   Net income (loss) ...................                $   (338)         $    148         $ (1,384)         $    827
---------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding.....                   4,618             4,705            4,597             4,703
                                                        ---------         ---------        ---------         --------
Income (loss) per share.................                $  (0.07)         $   0.03         $  (0.30)         $   0.18
---------------------------------------------------------------------------------------------------------------------




REVENUES

         Revenues for the current year first three fiscal quarters decreased by $6.2 million from the prior year first three fiscal quarters, and revenues for the current year third fiscal quarter decreased by $0.9 million from the prior year third fiscal quarter. A summary of revenues by functional area for the comparative third fiscal quarter and the first three fiscal quarters is as follows:

                             FOR THE THIRD FISCAL            FOR THE THREE FISCAL
                                QUARTER ENDED                  QUARTERS ENDED
                           --------------------------     ---------------------------
                           NOVEMBER 1,    NOVEMBER 2,     NOVEMBER 1,     NOVEMBER 2,
(IN MILLIONS)                 1997           1996             1997           1996
--------------------------------------------------          ----------------------
CONVENIENCE STORES          $ 73.8          $ 71.5          $216.9          $215.1
GASOLINE                      43.2            45.9           132.9           140.2
OTHER                          1.3             1.8             2.5             3.2
                            ----------------------          ----------------------
          TOTAL             $118.3          $119.2          $352.3          $358.5
                            ======================          ======================


         Convenience store revenues increased by $1.8 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and convenience store revenues for the current year third fiscal quarter increased by $2.3 million as compared to the prior year third fiscal quarter. These increases were primarily due to an increase in comparable store sales of 1.8% and 2.9% for the three fiscal quarters and third fiscal quarter, respectively, partially offset by the closing of approximately 30 underperforming stores in the current fiscal year. Although the closing of stores had a negative impact on revenues they did not have a material adverse effect on results of operations, since the majority of stores closed or sold had been operating at a loss.

         Gasoline revenues decreased $7.3 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and gasoline revenues for the current year third fiscal quarter decreased $2.7 million as compared to the prior year third fiscal quarter. The decrease in gasoline revenues for the first three fiscal quarters was primarily due to a decrease in total gallons sold of 7.6 million partially offset by an increase in the average selling price of gasoline of 0.7 cents per gallon. The decrease in gasoline revenues for the third fiscal quarter was primarily due to a decrease in total gallons sold of 2.2 million and also due to a decrease in the average selling price of gasoline of 0.4 cents per gallon.

GROSS PROFITS

         Gross profits for the current year first three fiscal quarters decreased $1.5 million from the prior year first three fiscal quarters, and gross profits for the current year third fiscal quarter decreased $1.7 million from the prior year third fiscal quarter. A summary of the gross profits by functional area for the comparative third fiscal quarter and the first three fiscal quarters is as follows:

                                             FOR THE THIRD FISCAL                    FOR THE THREE FISCAL
                                                 QUARTER ENDED                          QUARTERS ENDED
                                         -----------------------------          ----------------------------
                                         NOVEMBER 1,      NOVEMBER 2,            NOVEMBER 1,    NOVEMBER 2,
           (IN MILLIONS)                     1997            1996                  1997               1996
           -----------------------------------------------------------          ----------------------------
           CONVENIENCE STORES             $    26.4       $       26.0          $      78.6         $  78.6
           GASOLINE                             4.7                6.2                 14.7            15.5
           OTHER                                1.2                1.8                  2.4             3.1
                                          ----------------------------          ---------------------------
            TOTAL                         $    32.3       $       34.0          $      95.7         $  97.2
                                          ============================          ===========================


         Convenience store gross profits remained constant in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and convenience store gross profits increased by $0.4 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter. The increase in the third fiscal quarter was primarily due to the increase in comparable store sales, as described above, offset by lower product gross margins.

         Gasoline gross profits decreased by $0.8 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and gasoline gross profits decreased by $1.5 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter. These decreases were primarily due to a gasoline excise tax rebate of $1.2 million from the state of Kentucky that was recognized in the prior year third fiscal quarter. Excluding the excise tax rebate discussed above, gasoline gross profits increased by $0.4 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters and gasoline gross profits in the current year third fiscal quarter decreased by $0.3 million as compared to the prior year third fiscal quarter. The increase in the current year first three fiscal quarters as compared to the corresponding period of the prior year was due to an increase of 1.1 cents in gross profit per gallon, partially offset by the decrease in gallons sold, as described above. The decrease in the current year third fiscal quarter as compared to the corresponding period of the prior year was due to the decrease in gasoline gallons sold, as described above.

         Other gross profits decreased by $0.7 million in the current year first three fiscal quarters as compared to the prior year three fiscal quarters, and decreased by $0.6 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter. These decreases were primarily due to the recognition in the prior year third fiscal quarter of a $0.4 million one-time license fee associated with the start up of a foreign consulting agreement and $0.8 million in interest income associated with the excise tax rebate discussed above, partially offset by the recognition in the current year third fiscal quarter of $0.6 million in interest income associated with the retirement of the note receivable from DM Associates Limited Partnership (see
Note 3 to the Consolidated Financial Statements).

OPERATING AND ADMINISTRATIVE EXPENSES

           Operating and administrative expenses for the current year first three fiscal quarters increased $0.9 million from the prior year first three fiscal quarters, and operating and administrative expenses for the current year third fiscal quarter decreased by $0.6 million from the prior year third fiscal quarter. A summary of expenses by functional area for the comparative third fiscal quarter and first three fiscal quarters is as follows:

                                                       FOR THE THIRD FISCAL                      FOR THE THREE FISCAL
                                                          QUARTER ENDED                             QUARTERS ENDED
                                               -----------------------------------        ---------------------------------
                                               NOVEMBER 1,             NOVEMBER 2,         NOVEMBER 1,         NOVEMBER 2,
         (IN MILLIONS)                             1997                    1996               1997                  1996
         -----------------------------------------------------------------------          --------------------------------
         CONVENIENCE STORES                      $   20.9              $    20.2          $      61.1           $     60.8
         GASOLINE                                     2.9                    2.8                  8.7                  8.3
         ADMINISTRATIVE AND OTHER                     6.5                    7.9                 18.8                 18.6
                                                 --------------------------------         --------------------------------
              TOTAL                              $   30.3               $   30.9          $      88.6           $     87.7
                                                 ================================         ================================


         Convenience store operating expenses increased by $0.3 million in the current year first three fiscal quarters as compared to the prior year three fiscal quarters and increased by $0.7 million for the current year third fiscal quarter as compared to the prior year third fiscal quarter. Convenience store operating expenses increased due to higher labor, depreciation and maintenance costs, partially offset by the overall reduction in the average number of stores, as described above.

         Gasoline operating expenses increased by $0.4 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters and increased by $0.1 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter. These increases are primarily due to higher rent and depreciation expenses.

         Administrative and other expenses decreased by $0.2 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters as a result of higher professional and legal fees offset in part by lower relocation expenses. Administrative and other expenses decreased by $1.4 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter as a result of lower relocation expenses, salaries, wages and related benefits, and bad debt expense partially offset by higher professional and legal fees.

INTEREST EXPENSE, LOSS ON DISPOSITION OF PROPERTIES, AND TAXES

         Interest expense decreased by $0.2 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters due to a reduction in the amount of outstanding letters of credit. Interest expense remained constant in the current year third fiscal quarter as compared to the prior year third fiscal quarter.

         Loss on disposition of properties increased by $1.7 million in the current year first three fiscal quarters as compared to the prior year three fiscal quarters due to an increase of $1.0 million in costs and expenses associated with the closing of certain underperforming stores and due to a $0.7 million loss on the sale of the Company's former manufacturing and office facility in the current fiscal year.

         The effective tax rate for the Company was a benefit of 44% for the current year first three fiscal quarters and the current year third fiscal quarter and a provision of 40% for the corresponding periods of the prior year.

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

CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities increased by $0.3 million in the current year first three fiscal quarters as compared to the corresponding period of the prior year primarily due to cash provided from working capital offset in part by reduced results of operations (see Consolidated Statements of Operations).

         During the current year first three fiscal quarters, the Company paid its trade payables in an average of 28 days, which compares to 26 days for fiscal 1997 and 26 days for the prior year first three fiscal quarters. The cash flow of the Company is also favorably impacted by the Company's use of funds from the sale of money orders, pending remittance of such funds to the issuer of the money orders. As of November 1, 1997, February 1, 1997 and November 2, 1996, the amounts due the issuer were $8.2 million, $7.9 million and $7.9 million respectively.

CASH PROVIDED BY INVESTING ACTIVITIES

         Net cash provided by investing activities increased by $19.0 million in the current year first three fiscal quarters as compared to the corresponding period of the prior year primarily due to net proceeds generated from the sale of property, equipment and related assets, partially offset by an increased level of capital expenditures and purchase of short-term investments.

CASH USED BY FINANCING ACTIVITIES

         Cash used by financing activities increased $13.7 million in the current year first three fiscal quarters as compared to the corresponding period of the prior year primarily due to a reduction in the outstanding balance of the Company's revolving credit facility and the payment of certain long-term obligations with the proceeds from the sale of 156 convenience store and retail gasoline locations, as described above. The Company has a $30.0 million senior revolving credit facility with $15.0 million available for issuance of letters of credit. The Company may utilize the revolving credit facility for working capital and general corporate purposes. As of November 1, 1997, the Company did not have any outstanding revolving credit loans and had $7.7 million in outstanding letters of credit.

CAPITAL EXPENDITURES

         The Company anticipates spending approximately $25 to $30 million for capital expenditures in fiscal 1998 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations, implementing and/or upgrading office and store technology and meeting the Company's requirements to comply with federal and state underground gasoline storage tank regulations (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations, the proceeds from the sale of assets held for sale as of November 1, 1997, the proceeds from the sale of 156 convenience store and retail gasoline locations, as described above, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary. The Company intends to lease the real estate for the majority of new store locations.

ENVIRONMENTAL RESPONSIBILITY

         The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of November 1, 1997, the Company had recorded an accrual of $6,660,000 for such costs, the majority of which are anticipated to be spent over the next one to five years.

         The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of November 1, 1997, the Company had recorded a net state trust fund reimbursement receivable of $4,049,000 (representing a gross receivable of $6,260,000 less an allowance of $2,211,000). Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from the state environmental trust funds will be received within one to five years from the payment of the reimbursable assessment and remediation expenses.

         In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $4.0 to $6.0 million in the aggregate through December 1998. These costs could be reduced for low volume retail gasoline locations closed in lieu of the capital cost of compliance.

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

           (a.)  Exhibits:

                 1.    Exhibit (11)- Statement re Computation of Per-Share

                           Earnings.

                 2.    Exhibit (27) - Financial Data Schedule.

                           Submitted in electronic format only.

           (b.)  Reports on Form 8-K

                           During the third quarter of fiscal 1998, the Company

                filed no reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DAIRY MART CONVENIENCE STORES, INC.


Date:  December 16, 1997                     /s/ Gregory G. Landry
                                             ---------------------------------
                                             Gregory G. Landry
                                             Executive Vice President
                                             Chief Financial Officer