Form 10-K
period 1998-01-31
DAIRY MART CONVENIENCE STORES INC
filed 1998-05-01
CIK 721675

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended JANUARY 31, 1998

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

       ONE DAIRY MART WAY, 300 EXECUTIVE PARKWAY WEST, HUDSON, OHIO 44236
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (330) 342-6600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 27, 1998, 3,133,862 shares of Class A Common Stock and 1,528,049 shares of Class B Common Stock were outstanding, and the aggregate market value of both classes of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $14,917,474.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Portions of Registrant's 1998 definitive proxy statement to be filed pursuant to Registration 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

                           FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to the Company's plans and objectives to upgrade and remodel store locations, to build new stores and increase gasoline sales, to improve certain aspects of the franchise program, to sell or lease certain assets, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, the future profitability of the Company, the availability of desirable store locations, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, and general economic conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------

ITEM 1.   BUSINESS


GENERAL

Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart") operate one of the nation's largest regional convenience store chains. Founded in 1957, the Company operates or franchises approximately 627 stores under the "Dairy Mart" name in seven states located in the Midwest and Southeast. Approximately 293 stores sell gasoline and approximately 158 stores are franchised.

During fiscal year 1998, the Company sold 156 convenience store and retail gasoline locations in Connecticut, Rhode Island, Massachusetts and New York to the DB Companies, Inc., a Rhode Island-based convenience store operator and gasoline wholesaler and retailer for approximately $39.1 million.

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

The Company is incorporated in Delaware and maintains its principal executive offices at One Dairy Mart Way, 300 Executive Parkway West, Hudson, Ohio 44236. The Company's telephone number is (330) 342-6600.

STORES

The Company's stores are generally located in densely populated suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. Approximately 293 locations also sell gasoline, which the Company believes is an important convenience for customers. Shelving and displays, including refrigeration units, deli and other fast food counters and displays, are designed to encourage customers to purchase high profit margin products including impulse purchase items such as candy, fountain drinks and ice cream novelties. Stores are located on sites which are well-lit, easily accessible by customers and provide ample parking. All of the Company's stores also offer extended hours for additional convenience, with over one-half of the stores open 24 hours per day. A typical Dairy Mart store ranges between 2,400 and 3,700 square feet and is a free standing structure.

As of January 31, 1998, the Company operated and franchised retail convenience stores in the following states:

                                                                   NUMBER OF
                                                                    STORES
------------------------------------------------------------------------------
Ohio.....................................................................390
Kentucky.................................................................134
Michigan..................................................................32
Pennsylvania..............................................................32
Indiana...................................................................20
Tennessee.................................................................13
North Carolina...........................................................  6
                                                                         ---
      Total Stores.......................................................627
                                                                         ---

The following table shows the number of company and franchise stores that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:

                                January 31, 1998               February 1, 1997            February 3, 1996
                          ----------------------------  --------------------------    ---------------------------

                          Company    Franchise          Company    Franchise          Company    Franchise
                          Operated   Operated    Total  Operated   Operated   Total   Operated   Operated   Total
                          --------   --------    -----  --------   --------   -----   --------   --------   -----

At beginning of period...    543        268        811     587        290       877      644        317       961

Opened or acquired......       7          -          7       9          -         9        8          -         8

Closed or sold..........     (89)      (102)      (191)    (55)       (20)      (75)     (68)       (24)      (92)

Transferred (net).......       8         (8)        --       2         (2)       --        3         (3)       --
                            ----       ----       ----    ----       ----      ----     ----       ----      ----

At end of period........     469        158        627     543        268       811      587        290       877
                            ====       ====       ====    ====       ====      ====     ====       ====      ====

UPGRADE AND REMODEL OF EXISTING STORE BASE AND CLOSING UNDERPERFORMING STORES

The Company has an ongoing program to upgrade and remodel the Company's retail and gasoline locations to cater to the always changing convenience needs of today's customer. The program includes modernizing and re-imaging the store's appearance, upgrading the gasoline facilities and installing modern environmental protection equipment.

The Company evaluates the performance of each of its stores in order to determine its contribution to the Company's overall profitability. Management determines a minimum acceptable level of store performance required for a store to be eligible for on-going capital expenditures and/or lease option renewal or renegotiation. Accordingly, in fiscal year 1998, the Company closed 19 of its retail convenience stores and seven of its retail gasoline facilities because of their inability to meet the Company's economic and non-economic criteria for long-term stability and growth. Another 16 stores were sold to independent operators in fiscal year 1998.

NEW STORES

A major component in the Company's growth strategy is to continue to build new stores and increase gasoline sales. During fiscal year 1998 the Company opened seven new 3,700 square foot stores, all which offer gasoline through modern facilities which include credit card readers in the dispensers. Three of the new stores include branded food service which carries relatively higher gross profit margins.

The Company intends to substantially accelerate the pace of new store development during fiscal year 1999 with a target of 25 new stores located in Ohio and Northern Kentucky. The Company believes adequate sources of financing will continue to be available to support new store development.

TECHNOLOGICAL UPGRADE

The Company completed the first phase of its store automation program in fiscal year 1998. Phases two and three are scheduled to be completed during the next two fiscal years.

Phase one provided a new foundation for store accounting and management reporting. This new host system is driven by the concept of centralized store control. This allows for the collection and distribution of more detailed and timely information from store operations and forms the basis for the formation and implementation of improved merchandising strategies.

Phase two, the implementation of a centralized pricebook, allows the definition of market zones and the management of retail pricing strategy from the corporate office. The implementation of a centralized pricebook is expected to improve retail margins through increased accuracy of retail pricing and verification of agreed upon vendor costs. Also, pricebook is expected to save input time, reduce input errors, and provide greater control over store merchandise inventory.

Phase three, the implementation of a store level computer system, streamlines the data entry process by allowing store managers to directly input their inventory and operating results into the accounting system. A series of exception-based reports allows management to verify input accuracy, maintain accounting controls, and produce detailed reports on a daily basis. Store level systems have also been interfaced to the point-of-sale devices to save input time and increase control.

Future automation phases, which are an extension of the current implementations, are expected to include scanning, time and attendance, and gasoline pump control at the point-of-sale device.

GASOLINE OPERATIONS

Gasoline sales enable the Company to significantly increase a store's total level of sales without a commensurate increase in overhead. Gasoline sales accounted for approximately 38% of total revenues in fiscal year 1998, 42% for fiscal year 1997 and 40% in fiscal year 1996. As of January 31, 1998, 293 stores sold gasoline. Financial information related to the Company's gasoline operations for the last three fiscal years is set forth in Note 12 to the Consolidated Financial Statements.

The Company's gasoline pricing strategy has historically been designed, in part, to provide value to customers by offering the same quality gasoline offered by major oil companies at prices which are generally below nationally advertised brands and comparable to other convenience store chains. The Company obtains its gasoline from major oil company suppliers, primarily through spot market purchases, and believes that there are adequate supplies of fuel available from a number of sources at competitive prices.

Gasoline profit margins have a significant impact on the Company's income. Such profit margins could be adversely influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market due to supply interruptions. In addition, gasoline profit margins are continually influenced by competition in each local market area.

The Company has entered into discussions with several major oil companies with the goal of reaching agreements with one or more of them which will result in certain of the Company's gasoline locations selling branded gasoline and in upgrading certain of the Company's gasoline facilities. Although there are no assurances any such agreement will be consummated, the Company believes offering gasoline product with a major oil company brand would enable it to compete more effectively.

PRODUCT SELECTION

All stores generally offer more than 3,000 core food and non-food convenience items featuring well-known national brand names, as well as the Company's private label products. Food items include a wide variety of products, including canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, cappuccino, hot dogs, deli meats and deli sandwiches and similar foods. General merchandise available includes gasoline (at 293 stores), cigarettes, health and beauty aids, publications, lottery tickets and money orders.

The Company has installed branded food service at 27 store locations, including 18 Taco Bells(R), 1 Pizza Hut(R) and 8 Subways(R). The Company has entered into an agreement with Restaurants Developers Corporation to install Mr. Hero(R) sandwiches and Arabica(R) Coffee houses, well-established regional brands with strong consumer recognition in Northeastern Ohio. These branded food service offerings allow the Company to offer competitive, high-quality food service and increase customer traffic providing ancillary sales opportunities for gasoline and other convenience items.

In recent years, the Company has altered the mix of products and services to emphasize the sale of items carrying higher profit margins. Fast food items carry higher profit margins and tend to lead to the purchase of other high profit margin products and impulse items, including salty-snacks, candy and beverages. Dairy Mart offers a number of private label products such as milk, bakery products, juices, dips and cheeses which generally carry a higher gross profit margin than the Company's average gross profit margin on comparable products. In fiscal year 1998, Dairy Mart completed the installation of approximately 500 automated teller machines (ATMs) in its stores. Dairy Mart has no capital investment in the ATMs and receives monthly fee income from the owner and operator of the ATMs.

FRANCHISE OPERATIONS

The Company franchises 158 stores. Franchise stores generally follow the same operating policies as Company stores, and are subject to Company supervision under franchise agreements. Company operated and franchise stores are of the same basic store design and sell substantially the same products.

The Company offers two types of franchising arrangements: a "full" franchise and a "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store, and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of January 31, 1998, there were 69 full franchise locations and 89 limited franchise locations.

INTERNATIONAL OPERATIONS

The Company conducts business outside the United States as a licensor or as a consultant. Currently, the Company is a party to two agreements with convenience store operators in South Korea and Malaysia. As with the Company's prior international arrangements, both agreements require a specified commitment of Company personnel, but do not require any significant commitment of capital. At the end of fiscal year 1998, there were 261 stores in South Korea and 21 stores in Malaysia operating under these agreements.

ADVERTISING

To promote a uniform image for all stores, the Company designs and coordinates advertising for all stores to complement its marketing strategy, which is derived, in part, from market surveys and research. In-store, newspaper, direct-mail advertising, special promotions and seasonal radio and television advertising usually feature certain items which can be purchased at the stores, and frequently include national brand items for which advertising costs are often supplemented by the national brand suppliers. Sales promotions are generally established and maintained on a bi-weekly or monthly basis.

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

EMPLOYEES

As of January 31, 1998, exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 3,500 employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

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

In the ordinary course of business, the Company periodically detects releases of gasoline or other regulated substances from USTs it owns or operates. As part of its program to manage USTs, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline facilities. The Company accrues its estimates of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Additionally, the Company records as receivables the estimated reimbursements of a portion of the total costs from various state environmental trust funds which have provisions for sharing or reimbursing certain costs incurred by UST owners or operators based upon compliance with the terms and conditions of such funds. Because of the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year. Under current federal and state regulatory programs, the Company also will be obligated by December 22, 1998 to upgrade or replace most existing USTs it owns or operates to meet certain corrosion, overfill- and spill-protection and leak-detection requirements. The Company has evaluated each site on an individual basis to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.

In addition to ongoing assessment and remediation costs, the Company presently estimates that it will make capital expenditures, including those requiring upgrading or replacing of existing USTs, ranging from approximately $3.0 to $4.0 million in the aggregate over the next fiscal year to comply with current federal and state UST regulations, which capital expenditures could be reduced for locations (especially low volume locations) which may be closed in lieu of the capital costs of compliance (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Environmental Responsibility").

The Company's estimate of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change as a result of modifications of regulatory requirements, detection of unanticipated environmental conditions, or other unexpected circumstances. As a result, the actual costs incurred may vary significantly from the estimate noted above.

ITEM 2.   PROPERTIES

Of the 627 stores in operation as of January 31, 1998, 67 store locations were owned by the Company and 560 were leased. In addition, the Company owns 23 locations and is the primary lessee for 97 locations not currently operated as Dairy Mart stores. The Company's policy is to endeavor to lease or sublease such locations to third parties. From time to time the Company enters into sale-leaseback transactions whereby the Company sells retail locations and leases such locations back from the purchasers.

In fiscal year 1998, the Company sold its former office and manufacturing facility located in Cuyahoga Falls, Ohio (see Note 1 to the Consolidated Financial Statements). The Company leases a 47,000 corporate headquarters facility in Hudson, Ohio to which it relocated in March 1998. The Company leases administrative offices for various regional operations.

The Company is in the process of marketing for sale or lease two facilities it owns in Enfield, Connecticut: the Company's former corporate headquarters facility with approximately 77,000 square feet located on eighty-eight acres of land and the Company's former Northeast regional operating office building and former manufacturing and processing plant located in a 33,000 square foot building.

ITEM 3.   LEGAL PROCEEDINGS

The Company has been named as a nominal defendant, along with certain of those persons who were directors of the Company in fiscal 1996, in two shareholder derivative actions captioned KAHN V. NIRENBERG (C.A. No. 14893) and UNI-MARTS, INC. V. STEIN (C.A. No. 14713), both of which are pending in the Delaware Court of Chancery of New Castle County. The plaintiffs allege, among other things, that in connection with the settlement of the dispute between Charles Nirenberg and the Company's management with respect to control of the Company, the directors violated their fiduciary duty to the Company and its stockholders, violated provisions of the Delaware general corporation law and wasted corporate assets. Mr. Nirenberg is a former shareholder, director and officer of the Company. The plaintiffs seek, among other things, a declaration that the current structure of the general partner of DM Associates Limited Partnership ("DM Associates") is invalid and that certain voting rights with respect to the Class B Common Stock held by DM Associates should be vested in the Company. On August 9, 1996, the Court granted in part and denied in part defendants' motions to dismiss.

The Court held that plaintiffs failed to state (1) a claim for waste, (2) a claim that the defendants did not make adequate disclosure in connection with the transaction with Mr. Nirenberg and (3) any claim under the Delaware General Corporation Law. The Court, however, refused to dismiss at the pleading stage certain claims for breach of fiduciary duty. Discovery is proceeding. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be.

The Company is also a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled NEW ENGLAND DAIRIES, INC. V. DAIRY MART CONVENIENCE STORES, INC. AND DAIRY MART, INC., Civil Action No. 97-0569873 (Conn. Super.). This action was commenced on April 17, 1997 by New England Dairies, Inc. ("NED") alleging that Dairy Mart committed an anticipatory breach of a supply agreement entered into between NED and Dairy Mart on April 25, 1995 (the "Agreement"), when Dairy Mart entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's action seeks lost profits in the amount of $3.7 million. Discovery is proceeding. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 1997 the Company held its 1997 Annual Meeting of stockholders. The following matters were voted on at the Annual Meeting:


          1. The election of Thomas W. Janes and Truby G. Proctor, Jr., as Class A Directors and Frank W. Barrett, J. Kermit Birchfield, Jr., John W. Everets, Jr., Gregory G. Landry and Robert B. Stein, Jr. as Class B Directors.


The following chart shows the number of votes cast for each matter voted on at the Annual Meeting, the votes with respect to each constituting a majority of the votes cast with respect to each matter:


                                                      For           Against
                                                   ---------        -------

        1.  Election of Mr. Janes ...................223,893         19,070
        2.  Election of Mr. Proctor .................224,334         18,630
        3.  Election of Mr. Barrett ...............1,252,731          7,001
        4.  Election of Mr. Birchfield ............1,254,268          5,464
        5.  Election of Mr. Everts ................1,254,268          5,464
        6.  Election of Mr. Landry ................1,254,050          5,682
        7.  Election of Mr. Stein .................1,254,050          5,682

                                     PART II
                                     -------

ITEM 5. MARKET INFORMATION FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has not paid any cash dividends during the last three fiscal years, and pursuant to loan covenants contained in the Company's senior revolving credit facility, as amended, is currently restricted from paying any dividends and from repurchasing its capital stock. On September 30, 1996, the Company's Class A Common Stock and Class B Common Stock began trading on the American Stock Exchange under the symbols DMC.A and DMC.B, respectively. The Company's Class A Common Stock and Class B Common Stock were previously traded on the NASDAQ Stock Market under the symbols DMCVA and DMCVB, respectively. The following table sets forth the high and low sales prices per share of both classes of the Company's Common Stock, as quoted on The American Stock Exchange and The NASDAQ Stock Market, for the last two fiscal years.

                                                                  Class A         Class B
                                                                   Common          Common
                                                                   Stock           Stock
                                                               -------------------------------
                                                               High     Low     High     Low

----------------------------------------------------------------------------------------------
Fiscal Year Ended January 31, 1998:

----------------------------------------------------------------------------------------------
First Quarter                                                  6 3/16   3 3/4   6 1/4    4 1/8
Second Quarter                                                 6 3/8    4 5/8   6 3/8    4 3/4
Third Quarter                                                  6 1/4    4 3/8   6 1/8    4 1/2
Fourth Quarter                                                 5 1/4    4 1/8   5 1/16   4 1/4

----------------------------------------------------------------------------------------------
Fiscal Year Ended February 3,1997:

----------------------------------------------------------------------------------------------
First Quarter                                                  6 1/4    5 1/2   6 3/4    5 3/8
Second Quarter                                                 6 3/8    5 1/8   6 1/2    5
Third Quarter                                                  6        4 1/4   6        4 3/4
Fourth Quarter                                                 5 7/8    4       5 13/16  3 7/8
----------------------------------------------------------------------------------------------




There were approximately 3,000 holders of the Company's Class A and Class B Common Stock as of April 24, 1998. Included in this number are shares held in nominee or street names.

ITEM 6.  SELECTED FINANCIAL DATA


Five Years Ended January 31, 1998                          1998           1997             1996            1995           1994
-----------------------------------                     -------------------------------------------------------------------------
                                                                       (in thousands, except per share amounts)
OPERATING RESULTS:

Revenues ............................................   $ 501,359       $ 585,746       $ 571,311       $ 596,782       $ 591,500
                                                        -------------------------------------------------------------------------

Interest Expense ....................................      10,612          10,877           9,661          10,435           7,644
                                                        -------------------------------------------------------------------------
Income (Loss) Before Income Taxes, Extraordinary Item
     and Cumulative Effect of Accounting Change .....      (2,406)         (2,613)         (9,220)        (17,319)          3,102
                                                        -------------------------------------------------------------------------

Net Income (Loss) ...................................      (1,710)         (1,886)         (6,000)        (11,150)            866
                                                        -------------------------------------------------------------------------

Earnings (Loss) Per Share:

     Before Extraordinary Item and Cumulative
     Effect of Accounting Change ....................       (0.37)           (.42)          (1.12)          (1.94)            .33
                                                        -------------------------------------------------------------------------
     Net Earnings (Loss) Per Share - Basic ..........       (0.37)           (.42)          (1.12)          (2.01)            .16
                                                        -------------------------------------------------------------------------



BALANCE SHEET DATA:

Net Property and Equipment ..........................   $  82,589       $  89,448       $  80,387       $  70,578       $  93,774
                                                        -------------------------------------------------------------------------
Total Assets ........................................     165,104         175,505         164,938         172,228         169,442
                                                        -------------------------------------------------------------------------
Long-Term Obligations (a) ...........................      96,448         110,428         100,881          90,268          77,343
                                                        -------------------------------------------------------------------------
Stockholders' Equity ................................       6,445           7,913           9,208          22,817          33,870
                                                        -------------------------------------------------------------------------

OTHER DATA:

Earnings Before Interest Expense, Income Taxes,
     Depreciation and Amortization (EBITDA)(b) ......   $  19,048       $  20,138       $  12,831       $   5,593       $  23,646
                                                        -------------------------------------------------------------------------


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

FINANCIAL HIGHLIGHTS


For the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996
                                                                             1998            1997          1996
----------------------------------------------------------------------------------------------------------------
                                                                   (in thousands, except number of locations, gross
                                                                       profits per gallon  and per share data)
FINANCIAL DATA:
  Revenues:
     Merchandise Sales..............................................     $306,062       $335,661       $341,526
     Gasoline Sales.................................................      191,956        245,718        226,505
     Other..........................................................        3,341          4,367          3,280
                                                                     ------------------------------------------

                            Total Revenues..........................     $501,359       $585,746       $571,311
                                                                     -------------------------------------------
Net loss(1) ........................................................     $ (1,710)      $ (1,886)      $ (6,000)
                                                                     -------------------------------------------

STORE DATA:
  Company Operated:
     Gross Profit...................................................     $ 99,187       $106,182       $111,153
     Average Sales Per Store (2)....................................         $590           $562           $525
     Average Gross Profit Per Store (2).............................         $199           $188           $181
     Number of Stores at Year End...................................          469            543            587

  Franchise Operated:
     Franchise Fee..................................................     $ 12,481        $18,264       $ 18,805
     Average Sales Per Store(2).....................................         $572           $577           $560
     Average Franchise Fees Per Store(2)............................          $61            $65            $62
     Number of Stores at Year End...................................          158            268            290

  Total Stores:
    Gross Profit....................................................     $111,668       $124,446       $129,958
    Average Sales Per Store(2)......................................         $584           $567           $536
    Average Combined Gross Profit and Franchise Fees Per Store(2)...         $159           $147           $141
    Number of Stores at Year End....................................          627            811            877

  Gasoline Data:
     Gallons Sold..................................................       171,269        209,478        212,832
     Gross Profit..................................................       $21,418        $25,082        $24,525
     Average Gallons Sold Per Location(2)..........................           535            571            544
     Gross Profit Per Gallon.......................................       $0.1251        $0.1138        $0.1152
     Number of Gasoline Locations at Year End......................           293            360            376

OTHER DATA:
  Weighted Average Number of Shares................................         4,605          4,441          5,374
  Book Value Per Share (3) ........................................         $0.94          $1.20          $1.41


(1) Net loss for fiscal year 1996 included special and/or unusual items. For a discussion of these special and/or unusual charges, see Note 16 to the Consolidated Financial Statements.

(2) The calculation of sales per store, gross profit per store, franchise fees per store and gasoline gallons per store is based on a weighted average number of stores open during fiscal years 1998, 1997 and 1996, respectively.

(3) The calculation utilizes total outstanding shares including the dilutive effect of stock options, stock grants and stock warrants as of January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

PRO FORMA FISCAL YEAR 1998 RESULTS COMPARED TO PRO FORMA FISCAL YEAR 1997
RESULTS

During fiscal year 1998, the Company sold 156 convenience store and retail gasoline locations based in the northeastern United States for $39.1 million. The Company also sold a former office and manufacturing facility for $4.1 million. These transactions resulted in a pre-tax gain of $3.6 million which has been excluded from the pro forma results shown below. The following discussion and analysis of Results of Operations for fiscal year 1998 compared to fiscal year 1997 is based on unaudited Pro Forma Consolidated Statements of Operations for fiscal year 1998 compared to fiscal year 1997. The unaudited Pro Forma Consolidated Statements of Operations as presented below reflect the exclusion, for the two fiscal years shown, of the historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited Pro Forma Consolidated Statements of Operations reflect the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale had been received as of the beginning of the prior fiscal year, and also reflect the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold.

                Pro Forma Consolidated Statements of Operations
                                  (unaudited)
                    (in millions, except per share amounts)

FOR THE YEARS ENDED JANUARY 31, 1998 AND FEBRUARY       1998             1997
1, 1997
                                                  ----------------- ---------------
REVENUES .......................................       $459.3            $471.7

COST OF GOODS SOLD AND EXPENSES:
  COST OF GOODS SOLD............................        333.4             346.1
  OPERATING & ADMINISTRATIVE EXPENSES...........        121.9             119.4
  INTEREST EXPENSE..............................         10.3              10.5
                                                  ----------------- ---------------
                                                        465.6             476.0

LOSS BEFORE INCOME TAXES........................         (6.3)             (4.3)

BENEFIT FROM INCOME TAXES.......................          1.8               1.2
                                                  ----------------- ---------------

NET LOSS........................................        $(4.5)            $(3.1)

LOSS PER SHARE..................................       $(0.98)           $(0.70)

REVENUES

Revenues for fiscal year 1998 decreased $12.4 million compared to fiscal year 1997. A summary of revenues by functional area is shown below:


                                              PRO FORMA
                                         1998           1997
                                     ----------------------------
                                            (IN MILLIONS)
CONVENIENCE STORES..................    $285.7         $280.7
GASOLINE............................     170.5          187.4
OTHER...............................       3.1            3.6
                                     ---------------------------
TOTAL...............................    $459.3         $471.7
                                     ===========================


Convenience store revenues increased $5.0 million, or 1.8%, in fiscal year 1998 compared to fiscal year 1997 as a result of a 3.4% increase in comparable Company operated store sales partially offset by the closure and/or sale of 35 underperforming stores during fiscal year 1998. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations, because the majority of stores closed and/or sold had been operating at a loss.

Gasoline revenues decreased $16.9 million in fiscal year 1998 compared to fiscal year 1997 as a result of a decrease in total gallons sold of 11.1 million and a decrease in the average selling price of gasoline of 3.2 cents per gallon. The decrease in the average selling price and in gasoline gallons sold was a result of a highly competitive retailing environment experienced by the Company throughout fiscal year 1998, particularly in its Southeast market where the Company's gasoline volumes historically have been strong.

GROSS PROFITS

Gross profits increased $0.3 million from fiscal year 1997 to fiscal year 1998. A summary of gross profits by functional area is shown below:

                                              PRO FORMA
                                          1998          1997
                                     ---------------------------
                                             (IN MILLIONS)
CONVENIENCE STORES..................    $103.3          $101.9
GASOLINE............................      19.5            20.1
OTHER...............................       3.1             3.6
                                     ---------------------------
TOTAL...............................    $125.9          $125.6
                                     ===========================



Convenience store gross profit increased by $1.4 million in fiscal year 1998 compared to fiscal year 1997. The increase was a result of the increase in convenience store sales, as described above. Convenience store gross profit margins remained constant in fiscal year 1998 compared to fiscal year 1997.

Gasoline gross profits decreased $0.6 million in fiscal year 1998 compared to fiscal year 1997. Gasoline gross profits in fiscal year 1997 included a $1.2 million gasoline excise tax rebate from the State of Kentucky because the Kentucky Supreme Court ruled that these taxes were improperly assessed and collected. Excluding the excise tax rebate discussed above, gasoline gross profits for fiscal year 1998 would have increased $0.6 million compared to fiscal year 1997. This increase is primarily attributable to an increase in gasoline gross profit margins of 1.2 cents per gallon in fiscal year 1998 compared to fiscal year 1997 partially offset by the decline in gasoline gallons described above.

Other revenues and gross profits decreased $0.5 million in fiscal year 1998 compared to fiscal year 1997 primarily as a result of lower foreign consulting revenues. In fiscal year 1997 the Company recognized a $0.4 million one-time license fee earned upon the start up of a foreign consulting agreement in Malaysia.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $2.5 million in fiscal year 1998 compared to fiscal year 1997. A summary of operating and administrative expenses by functional area is shown below:

                                               PRO FORMA
                                         1998            1997
                                     ---------------------------
                                              (IN MILLIONS)
CONVENIENCE STORES...................    $82.9           $81.3
GASOLINE.............................     11.8            11.2
ADMINISTRATIVE & OTHER...............     27.2            26.9
                                     ---------------------------
TOTAL................................   $121.9          $119.4
                                     ===========================

Convenience store operating expenses increased $1.6 million in fiscal year 1998 compared to fiscal year 1997 primarily as a result of higher store wages, depreciation and repair and maintenance expenses. Gasoline expenses increased $0.6 million as a result of higher depreciation expense.

INTEREST EXPENSE, INFLATION AND TAXES

Pro forma interest expense in fiscal year 1998 decreased $0.2 million compared to fiscal year 1997 as a result of a reduction in average outstanding mortgage and capital lease obligations.

Inflation did not have a material effect on the Company's pro forma revenues, gross profits, operating and administrative expenses in fiscal years 1998 and 1997.

The effective tax rate for the Company was a benefit of 28.9% and 27.8% for fiscal years 1998 and 1997, respectively.

FISCAL YEAR 1997 RESULTS COMPARED TO FISCAL YEAR 1996 RESULTS

The Company's net loss for fiscal year 1997 was $1.9 million compared to a net loss of $6.0 million for fiscal year 1996. Fiscal year 1996 results included special and/or unusual items. For a discussion of these special and/or unusual charges, see Note 16 to the Consolidated Financial Statements.

Revenues for fiscal year 1997 increased $14.4 million from fiscal year 1996. Fiscal year 1997 included 52 weeks whereas fiscal year 1996 included 53 weeks. A summary of revenues by functional area is shown below:


                                              FISCAL YEARS
                                          1997           1996
                                      ------------------------------
                                               (IN MILLIONS)

CONVENIENCE STORES...................    $335.7          $341.5
GASOLINE.............................     245.7           226.5
OTHER................................       4.3             3.3
                                      ------------------------------
TOTAL................................    $585.7          $571.3
                                      ==============================

Convenience store revenues decreased $5.8 million, or 1.7%, in fiscal year 1997 compared to fiscal year 1996 as a result of the reduction of 75 underperforming stores, partially offset by a 2.9% increase in comparable store sales. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on the results of operations, because the majority of stores closed or sold had been operating at a loss.

Gasoline revenues increased $19.2 million in fiscal year 1997 compared to fiscal year 1996 as a result of an increase in the average selling price of gasoline of
10.9 cents per gallon partially offset by a decrease in gasoline gallons sold of
3.4 million. The decrease in gasoline gallons sold was as a result of the unfavorable impact of fiscal year 1997 having one less week of operating activity in comparison to fiscal year 1996, as noted above. On a per location basis, average gallons increased by approximately 4.9% in fiscal year 1997 compared to fiscal year 1996. The increase in average store gallons sold was a result of further development of new stores having a major gasoline presence and the remodeling and expansion of gasoline facilities at certain existing locations.

GROSS PROFITS

Gross profits for fiscal year 1997 decreased $3.9 million from fiscal year 1996. A summary of gross profits by functional area is shown below:

                                                         FISCAL YEARS
                                                      1997          1996
                                                   ------------------------
                                                        (IN MILLIONS)

              CONVENIENCE STORES..................    $124.5       $130.0
              GASOLINE............................      25.1         24.5
              OTHER...............................       4.3          3.3
                                                   ------------------------
              TOTAL...............................    $153.9       $157.8
                                                   ========================

Convenience store gross profit decreased by $5.5 million in fiscal year 1997 compared to fiscal year 1996. The decrease was primarily a result of lower product gross margins and the overall reduction in the average number of stores, as described above, partially offset by increased marketing allowances and an increase in comparable store sales, as described above.

Gasoline gross profits increased by $0.6 million in fiscal year 1997 compared to fiscal year 1996 because of a gasoline excise tax rebate due the Company of $1.2 million from the State of Kentucky. The Kentucky Supreme Court ruled that these taxes were improperly assessed and collected and therefore should be refunded to the Company. Excluding the excise tax rebate discussed above, gasoline gross profits for fiscal year 1997 decreased by $0.6 million compared to fiscal year 1996 primarily as a result of a decrease in gasoline gallons sold, as described above, combined with a decrease of 0.13 cents in gross profit per gallon.

Other revenues and gross profits increased by $1.0 million in fiscal year 1997 compared to fiscal year 1996 because of the recognition of a $0.4 million one-time license fee earned upon the start up of a foreign consulting agreement and approximately $0.8 million in interest income associated with the excise tax rebate discussed above.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses for fiscal year 1997 increased $0.5 million over fiscal year 1996 as adjusted to exclude special and/or unusual costs and expenses (see Note 16 to the Consolidated Financial Statements). A summary of expenses by functional area is shown below:

                                                        FISCAL YEARS
                                                      1997         1996
                                                  -------------------------
                                                        (IN MILLIONS)

           CONVENIENCE STORES.....................    $99.7       $100.2
           GASOLINE...............................     14.0         13.3
           ADMINISTRATIVE & OTHER (*).............     31.9         31.6
                                                  -------------------------
           TOTAL (*)..............................   $145.6       $145.1
                                                  =========================

           (*) Adjusted to exclude special and/or unusual costs and expenses (see Note 16 to the Consolidated Financial Statements).

Convenience store operating expenses decreased $0.5 million in fiscal year 1997 compared to fiscal year 1996 primarily as a result of the closure or sale of underperforming stores as described above, partially offset by higher labor, rent and depreciation costs on a per store basis. Gasoline operating expenses increased $0.7 million in fiscal year 1997 compared to fiscal year 1996 primarily as a result of an increase in environmental expenses associated with the remediation of gasoline locations after considering probable reimbursements from various state environmental trust funds.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense, as adjusted to exclude special and/or unusual interest charges (see Note 16 to the Consolidated Financial Statements), increased in fiscal year 1997 as compared to fiscal year 1996, as a result of increased borrowings associated with the issuance of the Series B Notes in December 1995 (see Notes 7 and 16 to the Consolidated Financial Statements).

Inflation did not have a material effect on the Company's revenues, gross profits, operating and administration expenses in fiscal years 1997 and 1996.

The effective tax rate for the Company was a benefit of 27.8% and 34.8% for fiscal years 1997 and 1996, respectively. The effective tax rates vary from statutory rates primarily due to the effect of the non-deductible amortization of intangible assets. In fiscal 1996, the effect of the non-deductible amortization was offset by the recording of certain income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates substantial operating cash flow because a majority of its revenues are received in cash. For the fiscal year ended January 31, 1998, cash flow from operations and cash generated from the sale of certain assets were sufficient to fund capital expenditures.

The Company has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. The Company can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 1999 (see Note 7 to the Consolidated Financial Statements). As of January 31, 1998, the Company had no outstanding revolving credit loans and $7.1 million outstanding in letters of credit under the facility. As discussed in
Note 7 to the Consolidated Financial Statements, this agreement was amended in April 1998, effective January 1, 1998.

Management believes that cash flow from operations and the proceeds from the sale of certain assets held for sale supplemented by the availability under revolving credit facility or other forms of asset financing and/or leasing, if necessary, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (See Capital Expenditures).

CASH PROVIDED BY OPERATING ACTIVITIES

During fiscal year 1998, net cash generated by operations was $1.7 million lower than the prior fiscal year. This decrease was primarily a result of reduced Results of Operations partially offset by the receipt in the current fiscal year of the gasoline excise tax rebate discussed above.

CASH PROVIDED BY INVESTING ACTIVITIES

Net cash provided by investing activities increased by $23.5 million, primarily as a result of proceeds generated from the sale of certain assets, offset in part by increased capital expenditures with respect to new store construction, store automation and remodeling of existing store locations.

CASH USED BY FINANCING ACTIVITIES

Net cash used by financing activities increased by $23.9 million from the prior fiscal year. In fiscal year 1997 the Company borrowed $10.3 million under its revolving credit facility which balance was paid in its entirety in fiscal year 1998.

CAPITAL EXPENDITURES

The Company anticipates spending approximately $35.0 million for capital expenditures in fiscal year 1999 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations, implementing and/or upgrading office and store technology and meeting the Company's requirements to comply with federal and state underground gasoline storage tank regulations (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations and the proceeds from the sale of certain assets held for sale supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary. The Company intends to lease the real estate for the majority of new store locations.

ENVIRONMENTAL RESPONSIBILITY

During fiscal year 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which provides guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to release of regulated substances from existing and previously operated retail gasoline facilities. For a related discussion on environmental liabilities, see Note 15 to the Consolidated Financial Statements.

YEAR 2000 COMPUTER COSTS

During fiscal year 1998 the Company undertook the implementation of its store automation program. The first phase of this program was completed in fiscal year 1998 with the remaining two phases expected to be completed by the end of fiscal year 2000. The store automation program, when fully implemented, is expected to enhance accounting and management controls, improve retail margins through centralized retail pricing, improve inventory management, and achieve efficiencies. In conjunction with the development of this and other systems, the Company has been addressing the functionality of all the Company's computer systems for the year 2000. The systems implemented by the Company are designed to be year 2000 compliant. The Company does not expect to incur significant costs in the future that would have material impact on Company's operating results. The Company is also in the process of reviewing the efforts being undertaken by its vendors and customers to become year 2000 compliant to ensure that no business interruption is experienced at the turn of the century. The Company is not currently aware of vendor or customer circumstances that may have a material adverse impact on the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiaries and notes thereto, appear on pages 36 through 57 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------


Information required by Items 10, 11 and 12 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) is incorporated herein by reference from the sections entitled "ITEM 1 - ELECTION OF DIRECTORS - Nominees for Election as Directors," "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "OUTSTANDING STOCK AND VOTING RIGHTS" "PRINCIPAL SHAREHOLDERS," AND "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its 1998 fiscal year.


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

         (3)      Exhibits:

                  Exhibit Number:

         (3)              Articles of Incorporation and Bylaws.

         (3.1) The Company's Restated Certificate of Incorporation, as amended, was filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended February 1, 1992 and is filed herewith.

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

         (10.2) Amended Credit Agreement dated as of April 30, 1998, among the Company, Bank of Boston Connecticut as agent, and the banks from time to time parties thereto is filed as Exhibit 10.2 attached hereto.

         (10.3) 1985 Incentive Stock Option Plan, as amended, and form of Incentive Stock Option Agreement, were filed as
                          Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended January 30, 1988, and are incorporated herein by reference.

         (10.4) Asset purchase agreement dated March 6, 1997, among Dairy Mart Convenience Stores, Inc. and DB Companies, Inc. was filed as exhibit 2.1 of the Company's Form 8-K for the June 21, 1997 event and is incorporated herein by reference.

         (10.5) Closing agreement dated June 19, 1997, between Dairy Mart Convenience Stores, Inc. and DB Companies, Inc. was filed as exhibit 2.2 of the Company's Form 8-K for the June 21, 1997 event and is incorporated herein by reference.

         (10.6) 1990 Stock Option Plan and forms of qualified and non qualified stock option agreements thereunder were filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended February 2, 1991, and are incorporated herein by reference.

         (10.7) 1995 Stock Option and Incentive Award Plan was filed as Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended July 29,1995 and is incorporated herein by reference.

         (10.8) 1995 Stock Option Plan for Outside Directors was filed as Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended January 28, 1995 and is incorporated herein by reference.

         (10.9)           Employment agreement between the Company and Robert B.
                          Stein, Jr. dated June 8, 1995 was filed as Exhibit
                          10.2 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

         (10.10)          Employment agreement between the Company and Gregory
                          G. Landry dated June 8, 1995 was filed as Exhibit 10.3 of the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and is incorporated herein by reference.

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

         (10.20) DM Associates Limited Partnership Agreement, dated March 12, 1992, and filed herewith.

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

         (10.25) Third Amendment to Partnership Agreement of New DM Management Associates I, dated as of December 12, 1997, was filed as exhibit 1 of the Company's Form 8-K for the December 12, 1997 event and is incorporated herein by reference.

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

         (23) Consent of Arthur Andersen LLP to the incorporation of their reports included in this Form 10-K, for the fiscal year ended January 31, 1998, into the Company's previously filed Registration Statements on Forms S-8.

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

(b)      Reports on Form 8-K

         On December 22, 1997, the Company filed a Current Report on Form 8-K, in which the Company reported that it had entered into a Third Amendment (the "Amendment") to the Partnership Agreement of DM Associates Limited Partnership, a Connecticut limited partnership ("DM Associates"). The Amendment, made as of December 12, 1997, was executed by New DM Management Associates I, the general partner of DM Associates, HNB Investment Corp., the Class A limited partner of DM Associates, and the Company, as the Class B limited partner of DM Associates.


         No Financial Statements were filed with any of the Current Reports.


(c)      See (3) above.


(d)      See (2) above.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:         May 1, 1998


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


Dated: May 1, 1998                      /s/ Robert B. Stein, Jr.
                                        ---------------------------------------
                                        Robert B. Stein, Jr.
                                        President, Chief Executive Officer,
                                        Chairman of the Board (Principal
                                        Executive Officer) and Director



Dated: May 1, 1998                      /s/ Gregory G. Landry
                                        ---------------------------------------
                                        Gregory G. Landry
                                        Executive Vice President,
                                        Chief Financial Officer, (Principal
                                        Financial and Accounting Officer) and
                                        Director



Dated: May 1, 1998                      /s/ Frank W. Barrett
                                        ---------------------------------------
                                        Frank W. Barrett
                                        Director



Dated: May 1, 1998                      /s/ J. Kermit Birchfield, Jr.
                                        ---------------------------------------
                                        J. Kermit Birchfield, Jr.
                                        Director



Dated: May 1, 1998                      /s/ John W. Everets, Jr.
                                        ---------------------------------------
                                        John W. Everets, Jr.
                                        Director



Dated: May 1, 1998                      /s/ Thomas W. Janes
                                        ---------------------------------------
                                        Thomas W. Janes
                                        Director

                       DAIRY MART CONVENIENCE STORES, INC.
                          INDEX TO FINANCIAL STATEMENTS




                                                                  Form 10-K
                                                                    Page
                                                                    ----

Report of Independent Public Accountants on                          36
  Consolidated Financial Statements

Consolidated Statements of Operations                                37
  and Stockholders' Equity for the
  Fiscal Years Ended January 31, 1998,
  February 1, 1997 and February 3, 1996

Consolidated Balance Sheets as of                                    38
  January 31, 1998 and February 1, 1997

Consolidated Statements of Cash Flows for                            39
  the Fiscal Years Ended January 31, 1998,
  February 1, 1997 and February 3, 1996

Notes to Consolidated Financial Statements                        40 - 57
  for the Fiscal Years Ended January 31, 1998,
  February 1, 1997 and February 3, 1996

Report of Independent Public Accountants                             58
  on Schedule II
                                                                     59
Schedule II

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dairy Mart Convenience Stores, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.




Cleveland, Ohio,                                       ARTHUR ANDERSEN LLP
April 30, 1998.

CONSOLIDATED STATEMENTS OF OPERATIONS                         DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------
For The Years Ended January 31, 1998,
February 1, 1997 and  February 3, 1996                                     1998            1997            1996
------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands, except per share amounts)

Revenues (including excise taxes of $29,641, $36,427, and $36,331)      $ 501,359       $ 585,746       $ 571,311
                                                                        -----------------------------------------
Cost of goods sold and expenses:

   Cost of goods sold ............................................        364,932         431,851         413,548
   Operating and administrative expenses .........................        128,221         145,631         157,322
   Interest expense ..............................................         10,612          10,877           9,661
                                                                        -----------------------------------------
                                                                          503,765         588,359         580,531
                                                                        -----------------------------------------
   Loss before income taxes ......................................         (2,406)         (2,613)         (9,220)

   Benefit from income taxes .....................................            696             727           3,220
                                                                        -----------------------------------------
   Net Loss ......................................................      $  (1,710)      $  (1,886)      $  (6,000)

LOSS PER SHARE ...................................................      $   (0.37)      $   (0.42)      $   (1.12)

================================================================================


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------

FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997, AND FEBRUARY 3, 1996
--------------------------------------------------------------------------------
                                 (in thousands)


                                                   Common Stock                                                            Note
                                            ---------------------------               Retained        Treasury Stock    Receivable
                                            Class A    Class B             Paid-in    Earnings       ----------------    from DM
                                             Shares     Shares    Amount   Capital   (Deficit)       Shares    Amount   Associates
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - JANUARY 28, 1995 ...............    3,290      2,962    $   62   $ 27,581   $    179         698   $ (5,005)          -
ISSUANCE OF COMMON STOCK .................       33          -         -        110          -           -          -           -
EXCHANGE OF CLASS B SHARES
  FOR CLASS A SHARES .....................        3         (3)        -          -          -           -          -           -
ISSUANCE OF WARRANTS .....................        -          -         -      2,281          -           -          -           -
NOTE RECEIVABLE FROM DM ASSOCIATES .......        -          -         -          -          -           -          -     (10,000)
NET LOSS .................................        -          -         -          -     (6,000)          -          -           -
==================================================================================================================================

BALANCE - FEBRUARY 3, 1996 ...............    3,326      2,959        62     29,972     (5,821)        698     (5,005)    (10,000)
ISSUANCE OF COMMON STOCK .................      184          -         2        589          -           -          -           -
EXCHANGE OF CLASS B SHARES
  FOR CLASS A SHARES .....................       34        (34)        -          -          -           -          -           -
NET LOSS .................................        -          -         -          -     (1,886)          -          -
==================================================================================================================================

BALANCE - FEBRUARY 1, 1997 ...............    3,544      2,925        64     30,561     (7,707)        698     (5,005)    (10,000)
ISSUANCE OF COMMON STOCK .................       78          -         1        241          -           -          -           -
EXCHANGE OF CLASS B SHARES
  FOR CLASS A SHARES .....................        1         (1)        -          -          -           -          -           -
NOTE RECEIVABLE FROM DM ASSOCIATES .......        -          -         -          -          -           -          -      10,000
PURCHASE OF TREASURY STOCK ...............        -          -         -          -          -       1,220    (10,000)          -
NET LOSS .................................        -          -         -          -     (1,710)          -          -           -
                                           ---------------------------------------------------------------------------------------


==================================================================================================================================

BALANCE JANUARY 31, 1998 .................    3,623      2,924    $   65   $ 30,802   $ (9,417)      1,918   $(15,005)   $      -

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                                   Dairy Mart Convenience Stores, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------

January 31, 1998 and February 1, 1997                                                      1998             1997
====================================================================================================================
                                                                                       (dollars in thousands, except
                                                                                           per share in amounts)

ASSETS

Current Assets:
Cash ...........................................................................        $   3,806         $   9,290
Short-term investments .........................................................            3,629             1,533
Accounts and notes receivable ..................................................           14,970            13,588
Inventory ......................................................................           16,808            20,184
Prepaid expenses and other current assets ......................................            2,231             3,329
Deferred income taxes ..........................................................            1,048             1,811
                                                                                        ---------------------------
Total current assets ...........................................................           42,492            49,735

Assets Held For Sale ...........................................................           10,715             9,543
Property and Equipment, net ....................................................           82,589            89,448
Intangible Assets, net .........................................................           16,017            17,039
Other Assets, net ..............................................................           13,291             9,790
                                                                                        ---------------------------
Total assets ...................................................................        $ 165,104         $ 175,555

====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current  maturities of long-term obligations ...................................        $   2,056         $   1,383
Accounts payable ...............................................................           31,297            30,690
Accrued expenses ...............................................................           18,177            13,167
Accrued interest ...............................................................            3,567             3,635
                                                                                        ---------------------------
Total current liabilities ......................................................           55,097            48,875
                                                                                        ---------------------------
Long-Term Obligations, less current portion above ..............................           94,392           109,045
                                                                                        ---------------------------
Other Liabilities ..............................................................            9,170             9,722
                                                                                        ---------------------------
Commitments and Contingencies (Notes 7, 8, 15)

Stockholders' Equity:
Preferred Stock (serial), par value $.01, 1,000,000 shares
 authorized, no shares issued ..................................................                -                 -
Class A Common Stock, par value $.01, 20,000,000 shares authorized 3,622,663 and
 3,543,676 issued ..............................................................               36                35
Class B Common Stock, par value $.01, 10,000,000 shares
 authorized, 2,924,016 and 2,924,917 issued ....................................               29                29
Paid-in capital ................................................................           30,802            30,561
Retained deficit ...............................................................           (9,417)           (7,707)
Treasury stock, at cost ........................................................          (15,005)           (5,005)
Note receivable from DM Associates .............................................                -           (10,000)
                                                                                        ---------------------------
Total stockholders' equity .....................................................            6,445             7,913
                                                                                        ---------------------------
Total liabilities and stockholders' equity .....................................        $ 165,104         $ 175,555

====================================================================================================================

The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS                       Dairy Mart Convenience Stores, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------
For The Years Ended January 31, 1998, February 1, 1997, February 3, 1996
==================================================================================================================


                                                                             1998          1997           1996
                                                                          --------------------------------------
                                                                                              (in thousands)
Cash flows from operating activities:

Net loss..............................................................     $(1,710)      $ (1,886)      $ (6,000)
 Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
Depreciation and amortization ........................................      10,842         11,874         12,390
Change in deferred income taxes ......................................      (1,454)          (865)        (2,873)
(Gain)loss on dispositions
  of properties, net .................................................      (1,856)           958           (376)
Net changes in assets and liabilities:
  Accounts and notes receivable ......................................      (4,562)        (3,836)         2,646
  Inventory ..........................................................         385            744          5,116
  Accounts Payable ...................................................         607           (113)         1,861
  Accrued interest ...................................................         (68)           280            303
  Other assets and liabilities .......................................       5,692          2,454         (3,172)
                                                                          --------------------------------------

Net cash provided by operating activities ............................       7,876          9,610          9,895
                                                                          --------------------------------------

Cash flows from investing activities:
Purchase of short-term investments ...................................      (2,096)        (1,533)             -
Proceeds from sale of short-term investments .........................           -              -          2,053
Purchase of property & equipment .....................................     (31,604)       (23,782)       (20,232)
Proceeds from sale of property, equipment, & assets
     held for sale ...................................................      32,552          2,628         14,741
Increase in long-term notes receivable ...............................        (653)        (1,435)        (1,579)
Proceeds from collection of long-term notes receivable ...............         998          1,513          1,706
Decrease(increase) in intangibles and other assets ...................       1,317           (372)            79
                                                                          --------------------------------------

Net cash provided (used) by investing activities .....................         514        (22,981)        (3,232)
                                                                          --------------------------------------


Cash flows from financing activities:
    Issuance of long-term obligations
      and related warrants ...........................................           -         10,930         13,500
    Repayment of long-term obligations ...............................     (14,116)        (1,514)        (2,131)
    Note receivable from DM Associates ...............................           -              -        (10,000)
    Issuance of common stock .........................................         242            591            110
                                                                          --------------------------------------

Net cash (used) provided by financing activities .....................     (13,874)        10,007          1,479
                                                                          --------------------------------------

(Decrease) increase in cash ..........................................      (5,484)        (3,364)         8,142
Cash at beginning of year ............................................       9,290         12,654          4,512
                                                                          --------------------------------------

Cash at end of year ..................................................    $  3,806       $  9,290       $ 12,654
==================================================================================================================

Supplemental disclosures:
Cash paid during the year-
  Interest ...........................................................    $ 10,544       $ 10,466       $  9,359
  Income taxes refunded ..............................................      (1,188)           (97)        (1,172)
Non - cash investing and financing activities-
  Note receivable from DM Associates .................................      10,000              -              -
  Purchase of treasury stock .........................................     (10,000)             -              -
  Issuance of warrants ...............................................           -              -            665
  Capital lease obligations ..........................................           -              -            828

The accompanying notes are an integral part of these financial statements.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 1998, FEBRUARY 1, 1997, AND FEBRUARY 3, 1996


1.    SIGNIFICANT ACCOUNTING POLICIES:

CORPORATE ORGANIZATION AND CONSOLIDATION - The accompanying financial statements include the accounts of Dairy Mart Convenience Stores, Inc. and its subsidiaries (the Company). All intercompany transactions have been eliminated.

NATURE OF THE BUSINESS - The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline. The convenience stores are primarily located in 7 states in the Midwest and the Southeast. The stores offer a wide range of products including groceries, dairy products, tobacco products, beverages, general merchandise, health and beauty aids and deli products.

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to January
31. There were 52 weeks included in the fiscal years ended January 31, 1998 and February 1, 1997 and 53 weeks included in the fiscal year ended February 3, 1996.

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

SHORT-TERM INVESTMENTS - As of January 31, 1998 and February 1, 1997, the Company's short-term investments consisted of U.S. Treasury Bills having original maturities of less than one year. The Company accounted for these investments as being available for sale. As of January 31, 1998 and February 1, 1997, the fair market values of the U.S. Treasury Bills approximated cost.

INVENTORY - Midwest convenience store inventory is stated primarily at the lower of last-in, first-out(LIFO) cost or market. Southeast convenience store inventory and gasoline inventory are stated at the lower of first-in, first-out
(FIFO) cost or market.

ASSETS HELD FOR SALE - Assets held for sale represent operating and non-operating assets which the Company intends to sell in the near term and are carried at the lower of cost or estimated net realizable value. The Company reduced the carrying value of certain of these assets to their estimated net realizable value by taking a special charge to earnings in fiscal year 1996 (see
Note 16). The amounts the Company may ultimately realize could differ materially from the amounts assumed in arriving at the carrying value.

Assets held for sale at the end of fiscal year 1997 included $4.2 million for the Company's former headquarters and plant facility in Cuyahoga Falls, Ohio. In fiscal year 1998, the Company recognized a $0.7 million loss on the sale of this facility as a result of costs incurred to remove asbestos and to complete other building repairs.

PROPERTY, EQUIPMENT, AND DEPRECIATION - Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:




Buildings                                                     30-40 years
Equipment                                                      5-30 years
--------------------------------------------------------------------------------

Leasehold improvements are amortized primarily over the lesser of 10 years or the term of the lease.

During fiscal 1997, the Company changed its estimate of the useful lives of new store and gasoline equipment placed in service in fiscal 1995 and thereafter. The change was made in order to reflect the actual useful lives of such assets. The change had the effect of decreasing net loss in fiscal year 1997 by $395,000 ($.09 per share).

LONG-LIVED ASSETS - Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Measurement of the amount of the impairment may be based on market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset. Management has determined that there has been no material impairment to any long-lived assets as of January 31, 1998, other than as provided for in assets held for sale, as discussed above.

SELF INSURANCE RESERVES - The Company is self-insured for certain property, liability, accident and health insurance risks, and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserves specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of January 31, 1998, February 1, 1997, and February 3, 1996, the Company had established reserves for these risks of $4,409,000, $5,350,000, and $7,305,000, respectively, which are recorded on a present value basis using a risk-free rate of return to discount the liability. The ultimate amount of these liabilities could differ from these estimates. In fiscal year 1997, the Company changed its estimate of incurred but not reported claims with respect to its property and liability insurance reserve to reflect favorable claims experience and a reduction in the Company's convenience store base. The change had the effect of decreasing net loss in fiscal year 1997 by $470,000 ($.11 per share). At January 31, 1998, February 1, 1997 and February 3, 1996, the risk-free rate of returns were 5.55%, 6.39% and 5.53%, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has disclosed the fair value, related carrying value and method of determining fair value for the following financial instruments in the accompanying notes as referenced: short-term investments (see Note 1), accounts and notes receivable (see Note 2) and long-term obligations (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Dairy Mart Convenience Stores, Inc. and Subsidiaries
January 31, 1998, February 1, 1997 and February 3, 1996


REVENUE RECOGNITION - The Company recognizes revenues as earned, including franchise revenues and interest income. Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis, for providing merchandising, advertising, store audits, and other operating and administrative support services, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Franchise revenues were $12,481,000, $18,264,000, and $18,805,000 for the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

STORE PREOPENING AND CLOSING COSTS - Consistent with the requirements of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", expenditures of a non-capital nature associated with opening a new store are expensed as incurred. At the time the decision is made to close a store, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for the present value of future lease obligations, less the present value of estimated future sub-rental income. The Company utilizes a risk-free rate of return to discount its future lease obligations and sub-rental income. As of January 31, 1998, February 1, 1997 and February 3, 1996, the risk-free rate of return was 5.55%, 6.39% and 5.53%, respectively.

EARNINGS (LOSS) PER SHARE - In the fourth quarter of Fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", for computing basic and diluted earnings (loss) per share. Earnings
(loss) per share have been calculated based on the weighted average number of shares of common stock outstanding and the effect of stock options, if dilutive, during each year. As required, all previously reported earnings per share have been restated using the computational requirements of SFAS No. 128. Additionally during fiscal 1996, the Company acquired a $10,000,000 note receivable (Note) from DM Associates Limited Partnership (DM Associates) collateralized by 1,220,000 shares of the Company's Class B Common Stock (Pledged Shares). In fiscal 1998, DM Associates relinquished its right to the Pledged Shares in satisfaction of the note principal and therefore these shares are reflected as treasury stock for earnings (loss) per share purposes (See Note 16). The weighted average number of shares used in the calculation of basic earnings
(loss) per share was 4,605,054, 4,440,997 and 5,373,784 for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. As the Company had net losses in each of the fiscal years 1998, 1997, 1996, diluted earnings (loss) per share has not been presented.

RECLASSIFICATIONS - Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year.


--------------------------------------------------------------------------------


2.   ACCOUNTS AND NOTES RECEIVABLE:

A summary of accounts and notes receivable as of January 31, 1998 and February 1, 1997 is as follows:


                                                                   1998         1997
-------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)

Franchise accounts receivable .............................      $ 8,901      $ 4,905
Franchise notes receivable ................................        2,654        3,071
Marketing allowances ......................................        2,390        3,100
Other receivable...........................................        8,391        6,346
                                                                 --------------------
                                                                  22,336       17,422
Less allowance for doubtful accounts and notes  receivable         2,241        1,545
                                                                 --------------------

Net accounts and notes receivable .........................       20,095       15,877
Less noncurrent notes receivable (included in other assets)        5,125        2,289
                                                                 --------------------

Current accounts and notes receivable .....................      $14,970      $13,588

--------------------------------------------------------------------------------

The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables. The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of January 31, 1998 and February 1, 1997, the fair values of the noncurrent notes receivable approximate their carrying values.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

--------------------------------------------------------------------------------

3.   INVENTORY:

A summary of inventory as of January 31, 1998 and February 1, 1997 is as follows:


                                                1998            1997
-----------------------------------------------------------------------

                                                    (in thousands)

Inventory valued at FIFO cost................. $21,088        $ 24,775
LIFO reserve..................................  (4,280)         (4,591)
                                               ------------------------
Inventory .................................... $16,808        $ 20,184

--------------------------------------------------------------------------------


Approximately 57.2% and 46.3% of inventories were valued under the LIFO method at January 31, 1998 and February 1, 1997, respectively.

The LIFO reserve reflects the difference between stating the inventory at historical LIFO cost and the more current FIFO cost. Had the FIFO method been used, cost of goods sold would have been decreased by $407,000 and $84,000 in 1998 and 1997, respectively, and increased by $249,000 in 1996. Loss per share would have been decreased by $.06 and $.01 in 1998 and 1997, respectively, and increased by $.03 in 1996, had the FIFO method been used.

During 1998, 1997 and 1996, the Company liquidated certain LIFO inventory that was carried at lower costs prevailing in prior years. The effect of the liquidation was to decrease net loss by approximately $11,000 ($.00 per share), $380,000 ($.09 per share) and $488,000 ($.09 per share) in 1998, 1997 and 1996, respectively.

--------------------------------------------------------------------------------


4.   PROPERTY AND EQUIPMENT:

A summary of property and equipment as of January 31, 1998 and February 1, 1997 is as follows:


                                                         1998             1997
---------------------------------------------------------------------------------
                                                             (IN THOUSANDS)

Land and improvements ........................        $   5,697         $   8,898
Building and leasehold improvements ..........           29,303            35,603
Equipment ....................................           95,365            85,785
Assets under capital leases ..................            2,815             3,397
                                                      ---------------------------
                                                        133,180           133,683
Less accumulated depreciation and amortization          (50,591)          (44,235)
                                                      ---------------------------
Property and equipment, net ..................        $  82,589         $  89,448

--------------------------------------------------------------------------------

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $ 2,106,000 and $2,244,000 as of January 31, 1998 and February 1, 1997, respectively.

--------------------------------------------------------------------------------


5.   INTANGIBLE ASSETS:

A summary of intangibles as of January 31, 1998 and February 1, 1997 is as follows:


                                                1998            1997
----------------------------------------------------------------------

                                                    (IN THOUSANDS)

Goodwill..................................... $ 13,890        $ 14,345
Franchise and operating rights...............   10,144          10,144
                                              ------------------------
                                                24,034          24,489
Less accumulated amortization................   (8,017)         (7,450)
                                              ------------------------
Intangible assets, net....................... $ 16,017        $ 17,039


--------------------------------------------------------------------------------

Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over a period of 40 years. Franchise and operating rights represent the value of franchise relationships purchased in connection with past acquisitions and are being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of these intangibles by determining whether the amortization of the goodwill and franchise and operating rights over the remaining lives can be recovered through projected future operating results on an undiscounted basis. The Company's management anticipates a return to profitability in fiscal year 1999 and therefore no provision for impairment was recorded in any period.

--------------------------------------------------------------------------------

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries



6.   ACCRUED EXPENSES:
A summary of accrued expenses as of January 31, 1998 and February 1, 1997 is as follows:

                                                         1998            1997
--------------------------------------------------------------------------------
                                                           (in thousands)
Accrued salaries and wages .....................        $ 3,984        $ 4,089
Accrued environmental assessment and remediation          5,341          1,782
Other accrued expenses .........................          8,852          7,296
                                                        ----------------------
            Total accrued expenses .............        $18,177        $13,167


--------------------------------------------------------------------------------


7.   LONG-TERM OBLIGATIONS:

The company had the following long-term obligations as of January 31, 1998 and February 1, 1997:



                                                                                             JANUARY 31, 1998      FEBRUARY  1, 1997
                                                             INTEREST      MATURITY    --------------------------  -----------------
                                                               RATE      (FISCAL YEAR) CURRENT  LONG-TERM  TOTAL          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (IN THOUSANDS)
Senior Subordinated Notes (Series A Notes) ................    10.25%         2005     $    -    $75,000  $ 75,000      $ 75,000
Senior Subordinated Notes (Series B Notes), Net of
    Original Issue Discount of $1,317 .....................    10.25%         2005          -     12,183    12,183        12,046
Senior Revolving Credit Facility ..........................    various        2000          -          -         -        10,280
Real Estate  Mortgage Notes Payable .......................  6.25%-12.0%   1999-2012      167      2,996     3,163         5,727
Small Business Administration Debentures ..................   6.9%-9.6%    1999-2006    1,100      3,130     4,230         4,230
Equipment Financing .......................................    various     1999-2000      486        269       755         1,513
Capital Leases, Net of Interest and Executory Costs of $292    various     1999-2009      303        814     1,117         1,632
                                                                                       ---------------------------------------------
                                                                                       $2,056    $94,392  $ 96,448      $110,428


--------------------------------------------------------------------------------

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

In December 1995, the Company issued an additional $13,500,000 principal amount of 10.25% senior subordinated notes (the "Series B Notes") due March 15, 2004. The proceeds received from the sale of the Series B Notes were used primarily to purchase the interests of a former majority stockholder of the company and certain of his affiliates in dm associates (See Note 16). The indenture pursuant to which the Company issued the series a notes was amended and restated to apply to the Series B Notes.

In conjunction with the issuance of the Series B Notes, the Company issued to the purchasers of the Series B Notes warrants to purchase 1,215,000 shares of Class A common stock of the Company. In addition, the Company issued to the holders of the Series A Notes warrants to purchase 500,000 shares of the Class A common stock of the Company. The warrants may be exercised any time during the next five years. The initial exercise price of the warrants was $6.95 per share, which was adjusted in December 1996, to $5.45 per share. The exercise price may be adjusted further based upon the occurrence of various events, including stock dividends and issuances of common stock by the company for a per share price less than the exercise price of the warrants or less than the current market value to the Company's Class A common stock.

The Series A and Series B Notes, (collectively, the "Notes") are redeemable, at the option of the Company, after March 15, 1999 at rates starting at 104.75% of principal amount reduced annually through March 15, 2002 at which time they become redeemable at 100% of principal amount. the terms of the notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company and its subsidiaries, the incurrence of additional indebtedness and new operating lease obligations by the Company or any of its subsidiaries, and certain mergers, consolidations and dispositions of assets. Additionally, according to the terms of the Notes, if a change of control occurs, as defined, each holder of the notes will have the right to require the Company to repurchase such holder's notes at 101% of the principal amount thereof.

The Company has a $30,000,000 senior revolving credit facility, of which up to $15,000,000 is available for the issuance of letters of credit. The outstanding balance is due and payable on April 30, 1999; However, the company may extend such date for up to two additional one-year periods, with the consent of the lenders. On April 30, 1998, certain provisions of the revolving credit facility were amended effective January 1, 1998. Revolving credit loans under the amended credit agreement bear interest at the Company's option, at an applicable margin over the agent bank's base rate or the libor rate. the applicable margin, if any, is based upon the ratio of consolidated indebtedness to consolidated ebitda, as defined below. the adjusted credit agreement also provides for a commitment fee of 1/2 % on any unused portion of the revolving credit facility. Among other restrictions, the amended credit agreement contains financial covenants relating to specified levels of: indebtedness (reduced by an amount equal to cash) to earnings before interest expense, taxes, depreciation and amortization (ebitda); ebitda to interest expense; ebitda plus rent, less taxes paid in cash to interest expense, rent expense and principal payments required to be made on indebtedness; and the maintenance of a minimum net worth. in connection with the credit agreement, the Company granted a security interest in substantially all of its non-real estate assets and pledged as collateral the shares of capital stock of certain subsidiary corporations of the Company.

The Company is limited in the amount of cash dividends that it may pay and the amount of capital stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the senior revolving credit facility and notes. As of January 31, 1998, taking into account such limitations, the Company would not have been able to pay cash dividends.

As of January 31, 1998 and February 1, 1997, respectively, the fair values of the real estate mortgage notes payable, small business administration debentures, equipment financing and capital leases, approximated their respective carrying amounts. Fair values of obligations is based on rates available to the Company for debt with similar terms and maturities. As of January 31, 1998, the fair value of the Series B Notes, net of original issue discount, approximated the carrying amount. as of February 1, 1997, the fair value of the Series B Notes, net of original issue discount, was $11,795,000. as of January 31, 1998, the fair value of the Series A Notes approximated the carrying amount. As of February 1, 1997, the fair value of the Series A Notes was $73,605,000. The fair values of the notes were based on quoted market prices as of January 31, 1998 and February 1, 1997, respectively. the revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of February 1, 1997.

As of January 31, 1998, maturities on long-term obligations for the next five years, are as follows:


--------------------------------------------------------------------------------
FISCAL YEAR

--------------------------------------------------------------------------------


                                                                     (IN  THOUSANDS)

1999...............................................................     $ 2,056
2000...............................................................       3,215
2001...............................................................         274
2002...............................................................       2,588
2003...............................................................          98

--------------------------------------------------------------------------------

8.   Operating Leases

The Company leases operating properties, including store locations and office space, under various lease agreements expiring through 2020. Certain of these locations are sublet to the Company's franchisees. The future minimum lease payments related to these properties are included in the following summary.

A summary of future minimum lease payments and sublease receipts as of January 31, 1998 is as follows:



                                                                Operating   Operating         Net
                                                                 Leases     Subleases      Operating
Payable/Receivable in Fiscal Year Ending                         Payable    Receivable       Leases
-----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
1999.......................................................    $  12,035      $1,737        $10,298
2000.......................................................        9,901       1,165          8,736
2001.......................................................        7,593         701          6,892
2002.......................................................        5,691         332          5,359
2003.......................................................        4,263         112          4,151
Thereafter.................................................       21,551         113         21,438
                                                               ------------------------------------


Total......................................................    $  61,034      $4,160        $56,874
-----------------------------------------------------------------------------------------------------


Rental expense for all operating leases was as follows:
=====================================================================================================
                                                                    1998          1997         1996
-----------------------------------------------------------------------------------------------------
                                                                           (in thousands)

Leases..........................................................   $13,038      $15,523      $15,297
Less subleases..................................................     2,509        4,000        4,169
                                                                  ----------------------------------

Net.............................................................   $10,529      $11,523      $11,128

=====================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


9.  FEDERAL AND STATE INCOME TAXES:

The benefit from income taxes for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 was as follows:

                                               1998            1997            1996
------------------------------------------------------------------------------------

                                                           (in thousands)
Current benefit (provision)
   Federal ..........................        $  (286)        $   207         $   495
   State and Local ..................           (472)           (345)           (148)
                                             ---------------------------------------

    Total current benefit (provision)           (758)           (138)            347
                                             ---------------------------------------

Deferred benefit
   Federal ..........................            949             547           2,101
   State and Local ..................            505             318             772
                                             ---------------------------------------

    Total deferred benefit ..........          1,454             865           2,873
                                             ---------------------------------------

Total benefit .......................        $   696         $   727         $ 3,220
======================================================================================

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

                                                                             Percent of Pretax Loss
                                                                         ------------------------------
                                                                          1998        1997         1996
--------------------------------------------------------------------------------------------------------
Statutory federal income tax rate ................................         34%          34%         34%
Increase (decrease) from:
   State income tax benefit (provision), net of federal tax effect          1           (1)          5
   Nondeductible expenses and amortization of acquired assets ....         (6)          (5)         (5)
   Targeted jobs credit ..........................................          -            -           1
                                                                           ---------------------------
Effective income tax rate ........................................         29%          28%         35%
========================================================================================================

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) as of January 31, 1998 and February 1, 1997 were as follows:


                                                            1998             1997
-------------------------------------------------------------------------------------

                                                               (in thousands)
Capitalized leases ...............................        $    158         $    141
Depreciation and amortization ....................         (12,504)         (15,414)
Vacation accrual .................................             269              310
Inventory (LIFO) .................................          (1,176)          (1,236)
Reserve for asset valuations .....................             910              606
Insurance reserves not deductible for tax purposes           1,508            1,654
Income deferred for financial statement purposes .           2,210            2,872
Reserve for closed stores and renovations ........           1,358              476
Accrued restructuring and severance reserves .....             357              585
Write-down of non-operating properties ...........           1,185            1,591
Tax credits and net operating loss carryforwards .          11,133           12,067
Other ............................................             223              525
                                                          -------------------------
Net deferred tax asset ...........................        $  5,631         $  4,177

================================================================================


As of January 31, 1998, the Company had alternative minimum tax credits aggregating $668,000 which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. In addition, the Company had $1,900,000 of targeted jobs credit carryforwards that expire, if unused, from fiscal 2007 to 2011 and $471,000 of foreign tax credit carryforwards that expire, if unused, in fiscal 1999 to 2002. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of January 31, 1998, the Company had regular federal income tax net operating loss carryforwards of $17,848,000 which expire, if unused, from fiscal 2009 to 2012 and net operating loss carryforwards for state income tax purposes of $34,962,000 which expire, if unused from fiscal 1999 to 2012. Realization of the net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration of the operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, would be reduced in the near term if management's estimate of future taxable income during the carryforward period is reduced. No valuation allowance for deferred tax assets was provided as of January 31, 1998 and February 1, 1997.

10.  CAPITAL STOCK:

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

Dividends may be declared and paid on Class A Common Stock without being paid on Class B Common Stock. No dividend may be paid on Class B Common Stock without equal amounts paid concurrently on Class A Common Stock (see Note 7). Holders of Class A Common Stock have one-tenth vote per share and are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Class A Common Stock is at least 10% of the total of all shares of Common Stock outstanding. Holders of Class B Common Stock have one vote per share. Holders of Class B Common Stock have the right to convert their shares at any time for an equivalent number of shares of Class A Common Stock.

In June 1986, the stockholders approved an Employee Stock Purchase Plan. The plan, as amended in September, 1996, provides that employees may purchase quarterly, through payroll deductions, up to 1,000 shares of Class A Common Stock at 85% of the market value. Of the original 1,250,000 shares provided for under this plan, 1,023,892 shares remained available for issuance as of January 31, 1998.

As of January 31, 1998, February 1, 1997 and February 3, 1996, the Company held 521,625 shares of Class A Common Stock as treasury stock. The Company held 1,395,957, 175,957 and 175,957 shares of Class B Common Stock as treasury shares as of January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

--------------------------------------------------------------------------------

11.  STOCK OPTION PLANS, GRANTS AND WARRANTS:

In general, the Company's stock option plans provide for the granting of options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have a ten year term and vest and become exercisable on a pro rata basis over four years.

The Company adopted Stock Option Plans in 1985 and 1990 providing for the granting of options to employees up to an aggregate of 226,875 shares of Class B Common Stock and 750,000 shares of Class A Common Stock. The Company granted incentive stock options pursuant to these Plans totaling 177,887 in fiscal 1996. No options were granted from these plans in either fiscal 1998 or fiscal 1997. As of January 31, 1998, the Company had available for grant under the 1990 Plan options to purchase 56,906 of Class A Common Stock, after considering the lapse of options previously granted. In addition to the incentive stock options granted under the above Plans the Company has granted 47,500, 25,125 and 97,500 non-qualified stock options in fiscal 1998, 1997 and 1996 respectively, which are not part of a specific plan.

In January 1996, the Company adopted a Stock Option and Incentive Award Plan (the "Award Plan") and a non-qualified Stock Option Plan for Outside Directors ("Outside Directors Plan"). The Award Plan provides for granting of stock awards and options to employees up to a total of 650,000 shares of either Class A or Class B Common Stock. In fiscal 1998, 1997 and 1996, the Company granted incentive stock options of 125,000, 22,500 and 82,500, respectively. As of January 31, 1998, the Company had available for grant under the Award plan options to purchase 42,500 shares of Class A Common Stock, after considering the lapse of options previously granted. The Outside Directors Plan provides for the initial grant of an option to purchase 3,500 shares of the Company's Class A Common Stock to each non-employee director and an annual grant of an option to purchase 3,500 shares. The maximum number of shares reserved for issuance under this plan is 50,000. The Company granted 17,500 nonqualified stock options to Outside Directors in fiscal years 1997 and 1996, respectively. As of January 31, 1998, the Company had available for grant under the Outside Directors Plan options to purchase 15,000 shares of Class A Common Stock.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                    1998         1997        1996
------------------------------------------------------------------------------------

Risk-free interest rates.....................       6.19%        6.24%       5.66%
Expected dividend yield......................       0.00%        0.00%       0.00%
Expected volatility..........................      42.64%       39.00%      39.00%

Expected life in years.......................       9.50         6.72        7.51


================================================================================

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information is as follows:

                                                         1998      1997         1996
--------------------------------------------------------------------------------------
Pro forma net loss..................................  ($1,887)   ($2,028)     ($6,057)
Pro forma loss per share............................   ($0.41)    ($0.46)      ($1.13)

================================================================================

The pro forma effect on net loss for fiscal years 1998, 1997 and 1996 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

A summary of the Company's stock option activity and related information for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, is as follows:

                                        (options in thousands)
                                                    Weighted-Average
                                       Options       Exercise Price
                                       -------       --------------
Outstanding January 28, 1995 .........   706             $3.71
Granted ..............................   375              3.98
Exercised ............................   (17)             2.80
Forfeited ............................  (121)             2.98
                                        ----------------------
Outstanding February 3, 1996 .........   943             $3.92
Granted ..............................    65              4.58
Exercised ............................  (170)             3.17
Forfeited ............................  (197)             5.70
                                        ----------------------
Outstanding February 1, 1997 .........   641             $3.64
Granted ..............................   172              4.49
Exercised ............................   (62)             2.84
Forfeited ............................   (84)             3.58
                                        ----------------------
Outstanding January 31, 1998 .........   667             $3.95

================================================================================

The weighted-average fair values of stock options granted during fiscal years 1998, 1997 and 1996 were $3.26, $3.12 and $3.07, respectively.

The following table summarizes information about the Company's stock options outstanding as of January 31, 1998:

----------------------------------------------------------------------------------------------------------
                                                                                               Weighed-
                                                                                Weighted        Average
                                                                                 Average       Remaining
Grant                                            Options       Options           Exercise    Contractural
Price Range                                    Outstanding    Exercisable         Price       Life (Years)
----------------------------------------------------------------------------------------------------------
$2.75 to $2.88............................       261,738        239,397           $2.81          5.7
$3.63 to $4.60............................       210,387         89,944            3.80          7.6
$5.00 to $6.00............................       195,000         37,500            5.64          8.8
----------------------------------------------------------------------------------------------------------
Total                                            667,125        366,841

================================================================================

During fiscal years 1998, 1997 and 1996, the Company awarded, pursuant to the Award plan, restricted stock grants consisting of an aggregate of 137,500, 45,000 and 100,000 shares, respectively, of the Company's Class A Common Stock. In addition, the Company awarded 137,500 shares of the Company's Class B Common Stock in fiscal 1998. No compensation was recorded with respect to the shares awarded under the Award Plan.

In December 1995, the Company issued warrants to purchase 1,715,000 shares of Class A Common Stock, which may be exercised at any time during the next four years (see Notes 7 and 16) at an initial exercise price of $6.95 per share, which exercise price was subsequently adjusted to $5.45 per share as of February 1, 1997. The issuance of the warrants was recorded as an increase in paid-in capital.

12.  GASOLINE OPERATIONS:
A summary of gasoline operations for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, is as follows:

                                                                                1998           1997            1996
---------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Gasoline gallons sold....................................................     171,269         209,478         212,832
Gasoline revenues........................................................    $191,956        $245,718        $226,505
Cost of gasoline sold....................................................     170,537         220,636         201,980
Depreciation.............................................................       2,798           2,651           2,461
Capital expenditures.....................................................       7,288           5,869           7,585
Net book value of gasoline equipment.....................................      21,122          21,801          19,054

================================================================================

13.   EMPLOYEE BENEFIT PLANS:

The Company provides benefits to qualified employees through a defined contribution profit sharing plan. Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. No discretionary contributions to this plan were made in fiscal 1998, 1997 or 1996.

Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 25% of such contributions up to 6% of the employees' annual compensation. Matching contributions from the Company for fiscal years 1998, 1997 and 1996 were $103,000, $117,000 and $128,000, respectively. The Company does not offer any additional postretirement and post-employment benefits to its employees.

--------------------------------------------------------------------------------

14.  UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS:

In fiscal year 1998, the Company completed the sale of assets relating to 156 convenience store and retail gasoline locations in Connecticut, Massachusetts, Rhode Island and New York for $39.1 million. The principal assets sold by the Company include inventories, convenience store and gasoline fixtures and equipment, land, buildings, and building and leasehold improvements. In fiscal 1998, the Company also sold its former office and manufacturing facility in Ohio for $4.1 million. The resulting net pre-tax gain of $3.6 million has been excluded from the pro forma results. The following unaudited pro forma information of the Company for the fiscal years ended January 31, 1998 and February 1, 1997, has been prepared assuming that the asset sales had occurred as of the beginning of the fiscal year ended February 1, 1997. The unaudited pro forma information is not necessarily indicative of the results which would have been reported if the transaction had occurred at the beginning of the fiscal year ended February 1, 1997, or which may be reported in the future. The unaudited pro forma information reflects the exclusion, for both fiscal periods shown, of historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited pro forma information reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale of the assets sold had been received at the beginning of the fiscal year ended February 1, 1997, and also reflects the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited pro forma information is as follows:



                                                   1998                    1997
                                             --------------------------------------
                                             (in thousands, except per share amounts)

Revenues ............................            $ 459,348             $ 471,668
                                             --------------------------------------

Cost of goods sold and expenses:

Cost of goods sold ..................              333,419               346,085
Operating and administrative expenses              121,957               119,387
Interest expense ....................               10,330                10,518
                                             --------------------------------------
                                                 $ 465,706             $ 475,990
                                             --------------------------------------

     Loss before income taxes .......               (6,358)               (4,322)

Benefit from income taxes ...........                1,839                 1,219
                                             --------------------------------------

    Net loss ........................            $  (4,519)            $  (3,103)

Loss per share:

Loss per share ......................            $   (0.98)            $   (0.70)



================================================================================


15.   COMMITMENTS AND CONTINGENCIES:

As of January 31, 1998, the Company was contingently liable for outstanding letters of credit amounting to $7,100,000.

The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. In February 1997, the Company adopted SOP No. 96-1, "Environmental Remediation Liabilities", which provides guidance on specific accounting issues related to the recognition, measurement and disclosure of environmental remediation liabilities. These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year. As of January 31, 1998 and February 1, 1997, the Company had recorded an accrual of $6,770,000 and $1,782,000, respectively, for such costs. The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such funds. As of January 31, 1998 and February 1, 1997, the Company had recorded a reimbursement receivable of $ 4,770,000 and $1,450,000, respectively. For the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, the Company recorded a provision for environmental expenses of $3,354,000, $2,109,000 and $1,048,000, respectively. Additionally, under current federal and state regulatory programs, the Company will be obligated by December 1998 to upgrade or replace most of its existing underground storage tanks ("USTs"). The Company presently estimates that it will be required to make capital expenditures related to the upgrading or replacing of USTs of approximately $3.0 to $4.0 million in the aggregate through December 1998, which capital expenditures could be reduced for locations which may be closed in lieu of the capital costs of compliance. The Company's estimate of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions or other unexpected circumstances. Due to the nature of such information, the actual costs incurred may vary from the Company's estimates, and the ongoing costs of assessment and remediation activities may vary significantly from year to year.

In fiscal 1997, the Company entered into a new agreement for the wholesale supply of various grocery items to its Northeast, Midwest and Southeast region stores. Under the supply agreement, the Company is obligated to purchase annually a minimum amount of merchandise for a period of nine years. Management believes that the level of purchase is readily achievable over the term of the new agreement. Prices to be charged by the supplier must be competitive.

The Company has been named as a nominal defendant, along with those persons who were directors of the Company in fiscal 1996, in two shareholder derivative actions. The plaintiffs allege, among other things, that in connection with the settlement of the dispute between a former majority stockholder of the Company and certain of his affiliates and the Company's board of directors and management with respect to control of the Company, the directors violated their fiduciary duty to the Company and its stockholders, violated provisions of Delaware corporate law and wasted corporate assets. The plaintiffs seek, among other things, a declaration that the current structure of the general partner of DM Associates is invalid and that certain voting rights, with respect to the Class B Common Stock held by DM Associates should be vested in the Company. DM Associates owns approximately 35% of the total voting power of both classes of the Company's Common Stock. The Company is contesting these claims and at this time is not able to determine what the outcome of this litigation will be.

The Company is also a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled NEW ENGLAND DAIRIES, INC. V. DAIRY MART CONVENIENCE STORES, INC. AND DAIRY MART, INC., Civil Action No. 97-0569873 (Conn. Super.). This action was commenced on April 17, 1997 by New England Dairies, Inc. ("NED") alleging that Dairy Mart committed an anticipatory breach of a supply agreement entered into between NED and Dairy Mart on April 25, 1995 (the "Agreement"), when Dairy Mart entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's action seeks lost profits in the amount of $3.7 million. Discovery is proceeding. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be.

In the ordinary course of business, the Company is party to various other actions which the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which the Company currently is party will not have a material adverse effect upon its future results of operations or financial condition.


--------------------------------------------------------------------------------

16.   CORPORATE GOVERNANCE ISSUES AND  RESTRUCTURING INITIATIVES:

In fiscal year 1996, the Company incurred special and/or unusual costs and expenses associated with corporate governance issues and corporate restructuring initiatives and other operating costs which have been included in operating and administrative expenses in the Consolidated Statement of Operations.


                                                                                     1996
----------------------------------------------------------------------------------------------
                                                                                 (in thousands)

Costs and expenses associated with corporate governance issues...............      $  8,985
Corporate restructuring initiatives and other operating costs................         3,215

================================================================================

During fiscal 1996, the Company entered into an agreement with a former majority stockholder of the Company and certain of his affiliates (Former Holder) for purposes of settling a dispute between the Former Holder and the Company's board of directors and management with respect to control of the Company. The dispute arose due to philosophical differences with regards to the strategic direction and management of the Company. The agreement provided for a cash payment of $13,150,000 to the Former Holder comprised of $10,000,000 for the purchase of certain interests of the Former Holder in DM Associates, which then owned 1,858,743 shares of the Company's Class B Common Stock, and $3,150,000 for additional costs and expenses which consisted of $850,000, $800,000 and $1,500,000 for the reimbursement of legal and other costs, for the execution of a non-compete agreement, and for a release of claims against the Company, by or with the Former Holder, respectively. The acquired interests included a 46% limited partnership interest in DM Associates and a promissory note receivable from DM Associates. The promissory note had a principal amount of $7,100,000, and had accrued interest at an annual rate of 9% since its inception in 1992, for a total accreted value as of February 3, 1996 of approximately $10,000,000. The note was collateralized by the Pledged Shares and had a scheduled maturity date of September 12, 1997.

The Company did not attribute value to its acquired limited partnership interest in DM Associates because at the then current market price of the Company's Class B Common Stock, the Company would not receive any distribution upon a dissolution of DM Associates in respect of the interest since the other limited partner of DM Associates is entitled to a preferential return according to the terms and conditions of the partnership agreement. Based upon the market price of the Company's Class B Common Stock as of January 31, 1998, the Company still would not receive any distribution upon a liquidation of DM Associates. The Company attributed a fair value of $10,000,000 to the acquired promissory note and recorded the note as a reduction of stockholders' equity in the Consolidated Balance Sheets. Although DM Associates retained its right to pay the full accreted value of the note at or before maturity, the Company anticipated, based upon the market price of the Company's Class B Common Stock and since DM Associates primary asset was the Pledged Shares, that DM Associates would choose to relinquish its right to the Pledged Shares in full satisfaction of the note. Assuming that the Company received the Pledged Shares in satisfaction of the note and received no value for its limited partnership interest, the Company effectively paid $8.20 per share for the Pledged Shares at the time of the agreement when the quoted market price of the Company's Class B Common Stock was $6.38 per share. The Company's Board of Directors obtained a fairness opinion from a nationally recognized valuation firm prior to consummating the agreement to the effect that the price paid by the Company in the transaction was fair from a financial point of view to the Company and its public stockholders. The aforementioned opinion was based on, among other items: the market multiple approach in which the Company was compared with other publicly traded companies on the basis of operational and economic similarities; the comparable transaction approach in which transactions involving the acquisition of a control position in other convenience and grocery store operators were reviewed; and the discounted cash flow approach in which management's financial projections (which reflected improved profitability and cash flows for fiscal years 1997 through 2001) were reviewed to develop a value indication for the Company. These analyses resulted in a valuation range for the Company's Common Stock of $6.85 to $9.45 per share. In addition, the Company elected to expense the costs associated with the non-compete agreement rather than deferring such costs over the term of the agreement as the future value was deemed to have minimal economic impact on future years.

In September 1997, DM Associates relinquished its right to the Pledged Shares in satisfaction of the note principal and paid $646,000 to the Company as interest on the note. The interest income is included in revenues in the accompanying Consolidated Statement of Operations for fiscal 1998.

During fiscal 1996, the Company incurred $5,835,000 of additional costs and expenses in connection with the aforementioned transactions. These costs and expenses included $2,672,000 for legal and other professional fees, $1,211,000 for the termination of an officer of the Company who was a party to the Former Holder's claims against the Company, $1,287,000 for financing fees primarily incurred to amend the Company's senior revolving credit facility with respect to the purchase of the Former Holder's interest and issuance of Series B Notes (see
Note 7) and $665,000 for the issuance of warrants to purchase 500,000 shares of the Company's Class A Common Stock to holders of the Company's Series A Notes as fee for the consent of such holders for the Company to purchase the interests of the Former Holder and for the waiver of certain alleged defaults under the terms of the Series A Notes.


During fiscal 1996, the Company recorded additional operating and exit costs totaling $3,215,000 related to the aforementioned restructuring initiatives including $1,313,000 incurred during the wind-down of dairy and manufacturing distribution operations since the eventual sales of such operations occurred at later dates than initially anticipated by management and $1,000,000 for the further write-down of the properties held for sale to their estimated net realizable value based upon marketing efforts to dispose of these assets in the fourth quarter of fiscal 1996. In addition, the Company incurred an additional $902,000 of costs related to the sale or closing of the 143 retail convenience stores and 81 retail gasoline facilities since such sales/closings occurred at later dates than originally had been planned by management.

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


17.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION:

The Company's payment obligations under the Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statements of operations, balance sheets and cash flow information for the Company ("Parent Company"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are omitted accordingly.

Investment in subsidiaries is accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 31, 1998


                                                               Parent       Guarantor
                                                              Company      Subsidiaries    FINOP      Eliminations   Consolidated
                                                            ---------------------------------------------------------------------
                                                                                        (in thousands)

Revenues (including excise taxes of $ 29,641) ........      $   1,144       $ 499,737     $   478         $     -     $ 501,359

Cost of goods sold and expenses:
    Cost of goods sold ...............................              -         364,932           -               -       364,932
    Operating and administrative expenses ............            269         127,919          33               -       128,221
    Interest expense .................................          9,776             485         351               -        10,612
                                                            ---------------------------------------------------------------------
                                                               10,045         493,336         384               -       503,765
                                                            ---------------------------------------------------------------------

       Income (loss) before income taxes and equity in
        income of consolidated subsidiaries ..........         (8,901)          6,401          94               -        (2,406)

Benefit from (provision for) income taxes ............          2,573          (1,850)        (27)              -           696
                                                            ---------------------------------------------------------------------

       Income (loss) before equity in income of
        consolidated subsidiaries ....................         (6,328)          4,551          67               -        (1,710)

Equity in income of consolidated subsidiaries ........          4,618              67           -          (4,685)            0
                                                            ---------------------------------------------------------------------

       Net income (loss) .............................      $  (1,710)      $   4,618     $    67       $  (4,685)    $  (1,710)


================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1998


                                                                  Parent     Guarantor
                                                                 Company    Subsidiaries     FINOP      Eliminations  Consolidated
                                                                ----------------------------------------------------------------

                                                                                         (in thousands)
ASSETS
Current Assets:
  Cash ......................................................    $       -    $   3,572    $     234      $      -     $   3,806
  Short-term investments ....................................            -            3        3,626             -         3,629
  Accounts and notes receivable .............................        1,254       13,040          676             -        14,970
  Inventory .................................................            -       16,808            -             -        16,808
  Prepaid expenses and other current assets .................           69        2,162            -             -         2,231
  Deferred income taxes .....................................          852          196            -             -         1,048
                                                                 ----------------------------------------------------------------
     Total current assets ...................................        2,175       35,781        4,536             -        42,492
                                                                 ----------------------------------------------------------------

Assets Held for Sale ........................................            -       10,715            -             -        10,715
Property and Equipment, net .................................            -       82,589            -             -        82,589
Intangible Assets, net ......................................            -       16,017            -             -        16,017
Investment in and Advances to Subsidiaries ..................        1,580        9,929        1,782             -        13,291
Other Assets, net ...........................................      118,672        1,948          137      (120,757)            0
                                                                 ----------------------------------------------------------------

      Total assets ..........................................    $ 122,427    $ 156,979    $   6,455     $(120,757)    $ 165,104
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term obligations .................    $     637    $     319    $   1,100      $      -     $   2,056
Accounts payable ............................................       20,138       11,159            -             -        31,297
Accrued expenses ............................................        1,297       16,857           23             -        18,177
Accrued interest ............................................        3,450            -          117             -         3,567
---------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities ...............................       25,522       28,335        1,240             -        55,097
---------------------------------------------------------------------------------------------------------------------------------

Long-Term Obligations, less current portion above ...........       90,460          802        3,130             -        94,392
Other Liabilities ...........................................            -        9,170            -             -         9,170
Stockholders' Equity ........................................        6,445      118,672        2,085      (120,757)        6,445
---------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity ..............    $ 122,427    $ 156,979    $   6,455     $(120,757)    $ 165,104
=================================================================================================================================


                         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                                 FOR THE YEAR ENDED JANUARY 31, 1998



                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries    FINOP      Eliminations  Consolidated
                                                                   -----------------------------------------------------------------
                                                                                           (in thousands)



NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .............  $   3,844    $   3,993    $      39      $      -     $   7,876
                                                                   -----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments ...........................          -           (3)      (2,093)            -        (2,096)
   Purchase of property and equipment ...........................          -      (31,604)           -             -       (31,604)
   Proceeds from sale of property, equipment and assets
     held for sale ..............................................          -       32,552            -             -        32,552
   Investment in and advances to subsidiaries ...................      8,112       (8,818)         706             -             -
   Increase in long-term notes receivable .......................          -          (92)        (561)            -          (653)
   Proceeds from collection of long-term notes receivable .......          -           35          963             -           998
   Decrease in intangibles and other assets .....................         28        1,281            8             -         1,317
                                                                   -----------------------------------------------------------------
Net cash provided by (used in) investing activities .............      8,140       (6,649)        (977)            -           514
                                                                   -----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term obligations ...........................    (12,326)      (1,790)           -             -       (14,116)
   Issuance of common stock .....................................        242            -            -             -           242
                                                                   -----------------------------------------------------------------
Net cash used in financing activities ...........................    (12,084)      (1,790)           -             -       (13,874)
                                                                   -----------------------------------------------------------------

Decrease in cash ................................................       (100)      (4,446)        (938)            -        (5,484)
Cash at beginning of year .......................................        100        8,018        1,172             -         9,290
                                                                   -----------------------------------------------------------------

Cash at end of year .............................................  $       -    $   3,572    $     234      $      -     $   3,806
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year -
      Interest ..................................................  $   9,710    $     485    $     349      $      -     $  10,544
      Income taxes refunded .....................................     (1,188)           -            -             -        (1,188)
Non-cash investing and financing activities
      Note receivable from DM Associates ........................     10,000            -            -             -        10,000
      Purchase of treasury stock ................................    (10,000)           -            -             -       (10,000)
====================================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED FEBRUARY 1, 1997



                                                                 Parent     Guarantor
                                                                Company    Subsidiaries      FINOP     Eliminations  Consolidated
                                                               ------------------------------------------------------------------
                                                                                         (in thousands)

Revenues (including excise taxes of $36,427) ..............    $     253     $ 584,981     $     512     $      -     $ 585,746

Cost of goods sold and expenses:
   Cost of goods sold .....................................            -       431,851             -            -       431,851
   Operating and administrative expenses ..................          277       145,326            28            -       145,631
   Interest expense .......................................       10,050           472           355            -        10,877
                                                               ----------------------------------------------------------------

                                                                  10,327       577,649           383            -       588,359
                                                               ----------------------------------------------------------------

     Income (loss) before income taxes and equity in income
     of consolidated subsidiaries .........................      (10,074)        7,332           129            -        (2,613)

Benefit from (provision for) income taxes .................        2,802        (2,040)          (35)           -           727
                                                               ----------------------------------------------------------------

     Income (loss) before equity in income of
      consolidated subsidiaries ...........................       (7,272)        5,292            94            -        (1,886)

Equity in income of consolidated subsidiaries .............        5,386            94             -       (5,480)            -
                                                               ----------------------------------------------------------------

     Net income (loss) ....................................    $  (1,886)    $   5,386     $      94    $  (5,480)    $  (1,886)
================================================================================================================================


                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                             AS OF FEBRUARY 1, 1997


                                                      Parent     Guarantor
                                                      Company   Subsidiaries     FINOP    Eliminations  Consolidated
                                                     --------------------------------------------------------------
                                                                             (in thousands)

ASSETS

Current Assets:
   Cash .........................................    $     100    $   8,018    $   1,172    $       -     $   9,290
   Short-term investments .......................            -            -        1,533            -         1,533
   Accounts and notes receivable ................           20       12,897          671            -        13,588
   Inventory ....................................            -       20,184            -            -        20,184
   Prepaid expenses and other current assets ....           20        3,309            -            -         3,329
   Deferred income taxes ........................          933          878            -            -         1,811
                                                     --------------------------------------------------------------
     Total current assets .......................        1,073       45,286        3,376            -        49,735
                                                     --------------------------------------------------------------

Assets Held for Sale ............................            -        9,543            -            -         9,543
Property and Equipment, net .....................            -       89,448            -            -        89,448
Intangible Assets, net ..........................            -       17,039            -            -        17,039
Other Assets, net ...............................        1,389        6,209        2,192            -         9,790
Investment in and Advances to Subsidiaries ......      126,784        1,175          843     (128,802)            -
                                                     --------------------------------------------------------------

   Total assets .................................    $ 129,246    $ 168,700    $   6,411    $(128,802)    $ 175,555
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term obligations ..    $     929    $     454    $       -     $      -     $   1,383
   Accounts payable .............................       13,800       16,890            -            -        30,690
   Accrued expenses .............................          726       12,432            9            -        13,167
   Accrued interest .............................        3,520            -          115            -         3,635
                                                     --------------------------------------------------------------
      Total current liabilities .................       18,975       29,776          124            -        48,875
                                                     --------------------------------------------------------------

Long-Term Obligations, less current portion above      102,358        2,457        4,230            -       109,045
Other Liabilities ...............................            -        9,683           39            -         9,722
Stockholders' Equity ............................        7,913      126,784        2,018     (128,802)        7,913
                                                     --------------------------------------------------------------
Total liabilities and stockholders' equity ......    $ 129,246    $ 168,700    $   6,411    $(128,802)    $ 175,555
===================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED FEBRUARY 1, 1997


                                                              Parent    Guarantor
                                                             Company   Subsidiaries    FINOP   Eliminations  Consolidated
                                                            ------------------------------------------------------------
                                                                                    (in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....    $ (4,406)    $ 13,925     $     91     $      -    $  9,610
                                                            ------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Short-term Investments ...................           -            -       (1,533)           -      (1,533)
  Purchase of property and equipment ...................           -      (23,782)           -            -     (23,782)
  Proceeds from sale of property, equipment and
    assets held for sale ...............................           -        2,628            -            -       2,628
  Investment in and advances to subsidiaries ...........      (7,475)       8,043         (568)           -           -
  Increase in long-term notes receivable ...............           -         (128)      (1,307)           -      (1,435)
  Proceeds from collection of long-term notes receivable           -           98        1,415            -       1,513
  Decrease (increase) in intangibles and other assets ..          (1)        (409)          38            -        (372)
                                                            ------------------------------------------------------------

Net cash used in investing activities ..................      (7,476)     (13,550)      (1,955)           -     (22,981)
                                                            ------------------------------------------------------------

Cash flows from financing activities:
  Issuance of long-term obligations and related warrants      10,580          350            -            -      10,930
  Repayment of long-term obligations ...................        (928)        (578)          (8)           -      (1,514)
  Issuance of common stock .............................         591            -            -            -         591
                                                            ------------------------------------------------------------
Net Cash provided by (used in) financing activities ....      10,243         (228)          (8)           -      10,007
                                                            ------------------------------------------------------------

(Decrease) Increase in cash ............................      (1,639)         147       (1,872)           -      (3,364)
Cash at beginning of year ..............................       1,739        7,871        3,044            -      12,654
                                                            ------------------------------------------------------------
Cash at end of year ....................................    $    100     $  8,018     $  1,172      $     -    $  9,290
========================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year -
  Interest .............................................    $  9,635     $    472     $    359      $     -    $ 10,466
  Income taxes refunded ................................         (97)           -            -            -         (97)


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED FEBRUARY 3, 1996



                                                           Parent      Guarantor
                                                           Company    Subsidiaries     FINOP      Eliminations  Consolidated
                                                         ------------------------------------------------------------------
                                                                                    (in thousands)

Revenues (including excise taxes of $36,331) ........    $     681     $ 570,099     $     531       $     -     $ 571,311

Cost of goods sold and expenses:
  Cost of goods sold ................................            -       413,548             -             -       413,548
  Operating and administrative expenses .............        9,288       148,016            18             -       157,322
  Interest expense ..................................        8,723           594           344             -         9,661
                                                         ------------------------------------------------------------------


                                                            18,011       562,158           362             -       580,531
                                                         ------------------------------------------------------------------
     Income (loss) before income taxes, equity in
       income of consolidated subsidiaries ..........      (17,330)        7,941           169             -        (9,220)

Benefit from (provision for) income taxes ...........        6,052        (2,768)          (64)            -         3,220
                                                         ------------------------------------------------------------------
     Income (loss) before equity in income of
      consolidated subsidiaries .....................      (11,278)        5,173           105             -        (6,000)

Equity in income of consolidated subsidiaries .......        5,278           105             -        (5,383)            -
                                                         ------------------------------------------------------------------

    Net income (loss) ...............................    $  (6,000)    $   5,278     $     105     $  (5,383)    $  (6,000)

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries



               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED FEBRUARY 3, 1996


                                                              Parent    Guarantor
                                                             Company   Subsidiaries    FINOP   Eliminations  Consolidated
                                                            ------------------------------------------------------------
                                                                                   (in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....    $ (9,824)    $ 19,624     $     95     $      -    $  9,895
                                                            ------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments .........           -            -        2,053            -       2,053
  Purchase of property and equipment ...................           -      (20,232)           -            -     (20,232)
  Proceeds from sale of property, equipment and
    assets held for sale ...............................           -       14,741            -            -      14,741
  Investment in and advances to subsidiaries ...........       8,096       (7,831)        (265)           -           -
  Increase in long-term notes receivable ...............           -            -       (1,579)           -      (1,579)
  Proceeds from collection of long-term notes receivable           -           69        1,637            -       1,706
  Decrease (increase) in intangibles and other assets ..         183         (113)           9            -          79
                                                            ------------------------------------------------------------
Net cash used by investing activities ..................       8,279      (13,366)       1,855            -      (3,232)
                                                            ------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term obligations and related warrants      13,500            -            -            -      13,500
  Repayment of long-term obligations ...................        (326)      (1,805)           -            -      (2,131)
  Note Receivable from DM Associates ...................     (10,000)           -            -            -     (10,000)
  Issuance of common stock .............................         110            -            -            -         110
                                                            -----------------------------------------------------------
Net cash provided by (used in) financing activities ....       3,284       (1,805)           -            -       1,479
                                                            ------------------------------------------------------------

Increase in cash .......................................       1,739        4,453        1,950            -       8,142
Cash at beginning of year ..............................           -        3,418        1,094            -       4,512
                                                            ------------------------------------------------------------

Cash at end of year ....................................    $  1,739     $  7,871     $  3,044       $    -    $ 12,654
========================================================================================================================


SUPPLEMENTAL DISCLOSURES:
Cash paid during the year -
  Interest .............................................    $  8,512     $    535     $    312      $     -    $  9,359
  Income taxes paid ....................................      (1,172)           -            -            -      (1,172)

Noncash investing and financing activities -
  Issuance of warrants .................................         665            -            -            -         665
  Capital lease obligations ............................         768           60            -            -         828

========================================================================================================================

                            Dairy Mart Convenience Stores, Inc. and Subsidiaries


18.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Quarterly financial information is as follows:
-------------------------------------------------------------------------------------------------------
                                                               Fiscal Quarter Ended
-------------------------------------------------------------------------------------------------------

                                                May 3,        August 2,      November 1,     January 31,
 Fiscal year ended January 31, 1998             1997             1997           1997            1998
--------------------------------------------------------------------------------------------------------
                                                       (in thousands, except per share amounts)

Revenues ...............................      $ 139,929       $ 136,164      $ 118,313       $ 106,953
Gross Profit ...........................         37,521          36,477         32,226          30,203
Net Income (loss) ......................             17           1,122           (310)         (2,539)
Basic earnings (loss) per share ........           0.00            0.24          (0.07)          (0.54)
Diluted earnings (loss) per share ......           0.00            0.23          (0.07)          (0.54)
--------------------------------------------------------------------------------------------------------

                                               May 4,         August 3,     November 2,     February 1,
Fiscal year ended February 1, 1997              1996            1996           1996            1997
--------------------------------------------------------------------------------------------------------
                                                       (in thousands, except per share amounts)

Revenues ...............................      $ 141,328       $ 156,132      $ 147,344       $ 140,942
Gross profit ...........................         36,246          41,676         40,990          34,983
Net income (loss) ......................           (393)          2,234            193          (3,920)
Basic earnings (loss) per share ........          (0.09)           0.51           0.04           (0.85)
Diluted earnings (loss) per share ......          (0.09)           0.48           0.04           (0.85)
--------------------------------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated April 30, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Cleveland, Ohio,                                       ARTHUR ANDERSEN LLP
April 30, 1998.

SCHEDULE II

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                               VALUATION ACCOUNTS



           Column A                    Column B            Column C             Column D          Column E
--------------------------------      ----------   -------------------------   -----------       -----------

                                                          Additions
                                                   -------------------------
                                      Balance at   Charged to                  Deductions:       Balance at
                                      Beginning    Costs and      Other and    Accounts          End of
         Description                  of period    Expenses       Recoveries   Written off       Period
--------------------------------      ----------   -------------------------   -----------       -----------
Reserve for Doubtful Accounts:

Fiscal Year Ended February 3, 1996    $1,728,242   $1,220,153     $   --       $(1,101,173)      $1,847,222
Fiscal Year Ended February 1, 1997     1,847,222    1,210,771         --        (1,513,256)       1,544,737
Fiscal Year Ended January 31, 1998     1,544,737      986,907         --          (291,006)       2,240,638