Form 10-Q
period 1998-05-02
DAIRY MART CONVENIENCE STORES INC
filed 1998-06-16
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MAY 2, 1998


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


        Registrant's telephone number, including area code (330) 342-6600
                              --------------------


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Shares of Class A Common Stock outstanding May 2, 1998 - 3,134,132

      Shares of Class B Common Stock outstanding May 2, 1998 - 1,528,049

                          PART I. FINANCIAL INFORMATION
              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                       FOR THE FIRST FISCAL
                                                                          QUARTERS ENDED
                                                                    -------------------------
                                                                      MAY 2,         MAY 3,
                                                                      1998            1997
---------------------------------------------------------------------------------------------

      Revenues .................................................    $ 109,849       $ 139,937
                                                                    ---------       ---------
      Cost of goods sold and expenses:

        Cost of goods sold .....................................       78,718         102,416
        Operating and administrative expenses ..................       29,357          34,730
        Interest expense .......................................        2,738           2,767
                                                                    ---------       ---------
                                                                      110,813         139,913

        Income (loss) before income taxes ......................         (964)             24

        Benefit from (provision for)income taxes ...............          318              (7)
                                                                    ---------       ---------

            Net income (loss)  .................................    $    (646)      $      17
----------------------------------------------------------------------------------------------

      Weighted average shares outstanding                               4,662           4,756

      Income (loss) per share  .................................    $   (0.14)      $    0.00
----------------------------------------------------------------------------------------------


      The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)



                                                                               MAY 2, 1998   JANUARY 31, 1998
--------------------------------------------------------------------------------------------------------------
      ASSETS

      Current Assets:
         Cash ..............................................................      $   5,898       $   3,806
         Short-term investments ............................................          3,662           3,629
         Accounts and notes receivable .....................................         14,465          14,970
         Inventory .........................................................         17,286          16,808
         Prepaid expenses and other current assets .........................          2,657           2,231
         Deferred income taxes .............................................            927           1,048
                                                                                  ---------       ---------
             Total current assets ..........................................         44,895          42,492

      Assets Held for Sale .................................................         12,763          10,715

      Property and Equipment, net ..........................................         87,111          82,589

      Intangible Assets, net ...............................................         15,752          16,017

      Other Assets, net ....................................................         12,942          13,291
                                                                                  ---------       ---------

      Total assets .........................................................      $ 173,463       $ 165,104
--------------------------------------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:

      Current maturities of long-term obligations ..........................      $   2,055       $   2,056
      Accounts payable .....................................................         38,504          31,297
      Accrued expenses .....................................................         15,638          18,177
      Accrued interest .....................................................          1,417           3,567
                                                                                  ---------       ---------
             Total current liabilities .....................................         57,614          55,097

      Long-Term Obligations, less current
         portion above .....................................................        101,189          94,392

      Other Liabilities ....................................................          8,761           9,170

      Stockholders' Equity

         Preferred Stock (serial) ..........................................              -               -
         Class A Common Stock ..............................................             37              36
         Class B Common Stock ..............................................             29              29
         Paid-in capital ...................................................         30,901          30,802
         Retained deficit ..................................................        (10,063)         (9,417)
         Treasury stock, at cost ...........................................        (15,005)        (15,005)
                                                                                  ---------       ---------
             Total stockholders' equity ....................................          5,899           6,445
                                                                                  ---------       ---------

      Total liabilities and stockholders' equity ...........................      $ 173,463       $ 165,104
--------------------------------------------------------------------------------------------------------------


      The accompanying notes are an integral part of these balance sheets.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                   FOR THE FIRST FISCAL
                                                                                     QUARTERS ENDED
                                                                                   -------------------

                                                                                MAY 2, 1998       MAY 3, 1997
                                                                                -----------------------------
      Cash flows from operating activities:

      Net income (loss) .....................................................      $   (646)      $     17
         Adjustment to reconcile net income (loss)
         to net cash provided by operating activities:
         Depreciation and amortization ......................................         2,607          3,163
         Change in deferred income taxes ....................................           385            431
         (Gain) loss on disposition of properties, net ......................           (41)            45
         Net change in assets and liabilities:
           Accounts and notes receivable ....................................           505          2,003
           Inventory ........................................................          (478)           562
           Accounts payable .................................................         7,207            868
           Accrued interest .................................................        (2,150)        (2,188)
           Other assets and liabilities .....................................        (3,337)          (379)

-------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities .............................         4,052          4,522
-------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:

         Purchase of and change in short-term investments ...................           (33)            18
         Purchase of property and equipment .................................        (9,254)        (5,124)
         Proceeds from sale of property, equipment
         and assets held for sale ...........................................           408          3,641
         Increase in long-term notes receivable .............................           (75)          (168)
         Proceeds from collection of long-term notes
         receivable .........................................................            87            163
         Decrease (increase) in intangibles and
         other assets .......................................................            48            (25)

-------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities .................................        (8,819)        (1,495)
-------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:

         Increase in revolving loan, net ....................................         7,000          1,620
         Repayment of long-term obligations .................................          (241)          (622)
         Issuance of common stock ...........................................           100            107

-------------------------------------------------------------------------------------------------------------

      Net cash provided by financing activities .............................         6,859          1,105
-------------------------------------------------------------------------------------------------------------


      Increase in cash ......................................................         2,092          4,132
      Cash at beginning of fiscal year ......................................         3,806          9,290
-------------------------------------------------------------------------------------------------------------

      Cash at end of first fiscal quarter ...................................      $  5,898       $ 13,422
-------------------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 2, 1998
                                   (Unaudited)



The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on May 1, 1998.


1.       ACCOUNTING POLICIES
The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 31, 1998 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.


2.       CHANGES IN CAPITAL ACCOUNTS
An analysis of the capital stock accounts for the first fiscal quarter ended May 2, 1998 follows:



                                      CLASS A SHARES       CLASS B SHARES                     PAID-IN CAPITAL
                                         ISSUED AT            ISSUED AT                         IN EXCESS OF
                                      $.01 PAR VALUE       $.01 PAR VALUE          AMOUNT        PAR VALUE
                                      --------------       --------------       -----------   ---------------

Balance January 31, 1998                 3,622,663           2,924,006           $  65,458     $   30,800,680
Employee stock purchase plan                 5,419                   0                  54             22,977
Stock options exercised                     27,675                   0                 277             77,347
                                        ----------          ----------           ---------     --------------

Balance May 2, 1998                      3,655,757           2,924,006           $  65,789     $   30,901,004
                                        ----------          ----------           ---------     --------------

As of May 2, 1998, there were 521,625 shares of Class A Common Stock and 1,395,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $15,004,847, leaving 3,134,132 Class A shares and 1,528,049 Class B shares outstanding.


3.       EARNINGS (LOSS) PER SHARE
Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period.

4.       SEASONALITY

The results of operations for the first fiscal quarter ended May 2, 1998 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.


5.       UNAUDITED PRO FORMA INFORMATION

In fiscal year 1998, the Company sold 156 convenience stores and retail gasoline locations based in the northeastern United States for $39.1 million. The principal assets sold by the Company include inventories, convenience store and gasoline fixtures and equipment, land, buildings, and building and leasehold improvements. In fiscal year 1998, the Company also sold a former office and manufacturing facility in Ohio for $4.1 million. These transactions resulted in a pre-tax gain of $3.6 million which has been excluded from the pro forma results shown below. The following unaudited pro forma information of the Company for the fiscal year ended January 31, 1998 and the first fiscal quarter ended May 2, 1998, has been prepared assuming that the asset sales had occurred as of the beginning of the fiscal year ended January 31, 1998. The unaudited pro forma information is not necessarily indicative of the results which would have been reported if the transaction had occurred at the beginning of the fiscal year ended January 31, 1998, or which may be reported in the future. The unaudited pro forma information reflects the exclusion, for both fiscal periods shown, of historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited pro forma information reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale of assets had been received at the beginning of the fiscal year ended January 31, 1998, and also reflects the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited pro forma information is as follows:


                                   (Unaudited)

                      (in thousands, except per share amounts)



                                                                 FOR THE FISCAL           FOR THE FISCAL
                                                                  QUARTER ENDED             YEAR ENDED
                                                                  -------------          ----------------
                                                                   MAY 2, 1998           JANUARY 31, 1998
                                                                -----------------------------------------

Revenues ...................................................      $ 109,849                 $ 459,348
                                                                  -----------               -------------

Loss before income taxes ...................................           (964)                   (6,358)
                                                                  -----------               -------------

Net loss ...................................................      $    (646)                $  (4,519)
---------------------------------------------------------------------------------------------------------

Loss per share .............................................      $   (0.14)                $   (0.98)
---------------------------------------------------------------------------------------------------------



6.       SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)


The Company's payment obligations under the Series A and Series B Senior Subordinated ("Notes") are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and cash flow information for the Company ("Parent Company"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are accordingly omitted.

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


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                                   May 2, 1998

                                                          Parent        Guarantor
                                                          Company      Subsidiaries       FINOP        Eliminations    Consolidated
                                                          -------      ------------       -----        ------------    ------------
                                                                                    (in thousands)

Revenues .........................................      $      12       $ 109,730       $     107       $       -       $ 109,849

Cost of goods sold and expenses:
   Cost of goods sold ............................              -          78,718               -               -          78,718
   Operating and administrative
    expenses .....................................             65          29,289               3               -          29,357
   Interest expense ..............................          2,463             188              87                           2,738
                                                        ---------       ---------       ---------       ---------       ---------
                                                        $   2,528       $ 108,195       $      90       $       -       $ 110,813
                                                        ---------       ---------       ---------       ---------       ---------

Income (loss) before income
  taxes and equity in income
  of consolidated subsidiaries ...................         (2,516)          1,535              17               -            (964)
Benefit from (provision for)
    income taxes .................................            830            (506)             (6)              -             318
                                                        ---------       ---------       ---------       ---------       ---------

Income (loss) before equity in
  income of consolidated
  subsidiaries ...................................         (1,686)          1,029              11               -            (646)
Equity in income of
  consolidated subsidiaries ......................          1,040              11               -          (1,051)              0
                                                        ---------       ---------       ---------       ---------       ---------

    Net income (loss)  ...........................      $    (646)      $   1,040       $      11       $  (1,051)      $    (646)
                                                        ---------       ---------       ---------       ---------       ---------

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                   May 2, 1998




                                                  Parent       Guarantor
                                                 Company      Subsidiaries       FINOP     Eliminations     Consolidated
                                                 -------      ------------       -----     ------------     ------------
                                                                            (in thousands)
ASSETS

Current Assets:
   Cash ..................................      $       -      $   5,565      $     333      $       -       $   5,898
   Short-term investments ................              -              3          3,659              -           3,662
   Accounts and notes receivable .........            551         13,322            592              -          14,465
   Inventory .............................              -         17,286              -              -          17,286
   Prepaid expenses and other
     current assets ......................             88          2,569              -              -           2,657
   Deferred income taxes .................            677            250              -              -             927
                                                ---------      ---------      ---------      ---------       ---------
       Total current assets ..............          1,316         38,995          4,584              -          44,895
                                                ---------      ---------      ---------      ---------       ---------

Assets Held For Sale .....................              -         12,763              -              -          12,763
Property and Equipment, net ..............              -         87,111              -              -          87,111
Intangible Assets, net ...................              -         15,752              -              -          15,752
Other Assets, net ........................          1,391          9,771          1,780              -          12,942
Investment in and advances to
     subsidiaries ........................        126,031          2,025             71       (128,127)              -
                                                ---------      ---------      ---------      ---------       ---------

Total assets .............................      $ 128,738      $ 166,417      $   6,435      $(128,127)      $ 173,463
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations ...............      $     637      $     318      $   1,100            $ -       $   2,055
   Accounts payable ......................         22,585         15,919              -              -          38,504
   Accrued expenses ......................            948         14,671             19              -          15,638
   Accrued interest ......................          1,327              -             90              -           1,417
                                                ---------      ---------      ---------      ---------       ---------
      Total current liabilities ..........         25,497         30,908          1,209              -          57,614
                                                ---------      ---------      ---------      ---------       ---------

Long-Term Obligations, less
  current portion above ..................         97,342            717          3,130              -         101,189
Other Liabilities ........................              -          8,761              0              -           8,761
Stockholders' Equity .....................          5,899        126,031          2,096       (128,127)          5,899
                                                ---------      ---------      ---------      ---------       ---------

Total liabilities and stockholders
equity ...................................      $ 128,738      $ 166,417      $   6,435      $(128,127)      $ 173,463
----------------------------------------------------------------------------------------------------------------------

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                                   May 2, 1998


                                            Parent         Guarantor
                                           Company        Subsidiaries       FINOP       Eliminations    Consolidated
                                           -------        ------------       -----       ------------    ------------
                                                                        (in thousands)

Net cash provided by
operating activities ................      $     414       $   3,572       $      66       $       -      $   4,052
                                           ---------       ---------       ---------       ---------      ---------

Cash flow from investing activities:
  Purchase of and change in short-
    term investments ................              -               -             (33)              -            (33)
  Purchase of property and equipment               -          (9,254)              -               -         (9,254)
  Proceeds from sale of property,
    equipment and assets held for
    sale ............................              -             408               -               -            408
  Investment in and advances to
    subsidiaries ....................         (7,359)          7,293              66               -              -
  Increase in long-term notes
    receivable ......................              -               -             (75)              -            (75)
  Proceeds from collection of
    long-term notes receivable ......              -              12              75               -             87
  Decrease in intangibles and
    other assets ....................              -              48               -               -             48
                                           ---------       ---------       ---------       ---------      ---------

Net cash provided by (used in)
    investing activities ............         (7,359)         (1,493)             33               -         (8,819)
                                           ---------       ---------       ---------       ---------      ---------

Cash flows from financing activities:
  Increase in revolving loan, net ...          7,000               -               -               -          7,000
  Repayment of long-term obligations            (155)            (86)              -               -           (241)
  Issuance of common stock ..........            100               -               -               -            100
                                           ---------       ---------       ---------       ---------      ---------
Net cash provided by (used in)
financing activities ................          6,945             (86)              0               -          6,859
                                           ---------       ---------       ---------       ---------      ---------

Increase in cash ....................              0           1,993              99               -          2,092
Cash at beginning of year ...........              0           3,572             234               -          3,806
                                           ---------       ---------       ---------       ---------      ---------

Cash at end of first fiscal quarter .      $       0       $   5,565       $     333       $       -      $   5,898
                                           ---------       ---------       ---------       ---------      ---------

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                                   May 3,1997

                                                     Parent         Guarantor
                                                     Company       Subsidiaries       FINOP       Eliminations    Consolidated
                                                     -------       ------------       -----       ------------    ------------
                                                                               (in thousands)
Revenues .....................................      $      68       $ 139,782       $      87       $       -       $ 139,937

Cost of goods sold and expenses:
   Cost of goods sold ........................              -         102,416               -               -         102,416
   Operating and administrative
    expenses .................................             69          34,657               4               -          34,730
   Interest expense ..........................          2,487             192              88                           2,767
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $   2,556       $ 137,265       $      92       $       -       $ 139,913
                                                    ---------       ---------       ---------       ---------       ---------

   Income (loss) before income
    taxes and equity in income
    (loss) of consolidated
    subsidiaries .............................         (2,488)          2,517              (5)              -              24
Benefit from (provision for)
    income taxes .............................            697            (705)              1               -              (7)
                                                    ---------       ---------       ---------       ---------       ---------

  Income (loss) before equity in
   income (loss) of consolidated
   subsidiaries ..............................         (1,791)          1,812              (4)              -              17
Equity in income (loss) of
   consolidated subsidiaries .................          1,808              (4)              -          (1,804)              -
                                                    ---------       ---------       ---------       ---------       ---------

    Net income (loss)  .......................      $      17       $   1,808       $      (4)      $  (1,804)      $      17
                                                    ---------       ---------       ---------       ---------       ---------

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                January 31, 1998


                                                    Parent      Guarantor
                                                    Company    Subsidiaries      FINOP     Eliminations    Consolidated
                                                    -------    ------------      -----     ------------    ------------
                                                                            (in thousands)
ASSETS

Current Assets:
   Cash ......................................     $       -     $   3,572     $     234     $       -      $   3,806
   Short-term investments.....................             -             3         3,626             -          3,629
   Accounts and notes receivable .............         1,254        13,040           676             -         14,970
   Inventory .................................             -        16,808             -             -         16,808
   Prepaid expenses and other
     current assets ..........................            69         2,162             -             -          2,231
   Deferred income taxes .....................           852           196             -             -          1,048
                                                   ---------     ---------     ---------     ---------      ---------
       Total current assets ..................         2,175        35,781         4,536             -         42,492
                                                   ---------     ---------     ---------     ---------      ---------

Assets Held For Sale .........................             -        10,715             -             -         10,715
Property and Equipment, net ..................             -        82,589             -             -         82,589
Intangible Assets, net .......................             -        16,017             -             -         16,017
Other Assets, net ............................         1,580         9,929         1,782             -         13,291
Investment in and advances to
     subsidiaries ............................       118,672         1,948           137      (120,757)             -
                                                   ---------     ---------     ---------     ---------      ---------

Total assets .................................     $ 122,427     $ 156,979     $   6,455     $(120,757)     $ 165,104

---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
     long-term obligations ...................     $     637     $     319     $   1,100     $       -      $   2,056
   Accounts payable ..........................        20,138        11,159             -             -         31,297
   Accrued expenses ..........................         1,297        16,857            23             -         18,177
   Accrued interest ..........................         3,450             -           117             -          3,567
                                                   ---------     ---------     ---------     ---------      ---------
      Total current liabilities ..............        25,522        28,335         1,240             -         55,097
                                                   ---------     ---------     ---------     ---------      ---------

Long-Term Obligations, less
  current portion above ......................        90,460           802         3,130             -         94,392
Other Liabilities ............................             -         9,170             -             -          9,170
Stockholders' Equity .........................         6,445       118,672         2,085      (120,757)         6,445
                                                   ---------     ---------     ---------     ---------      ---------
      Total liabilities and
        stockholders equity ..................     $ 122,427     $ 156,979     $   6,455     $(120,757)     $ 165,104
---------------------------------------------------------------------------------------------------------------------

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                                   May 3, 1997


                                                    Parent      Guarantor
                                                    Company    Subsidiaries     FINOP     Eliminations  Consolidated
                                                    -------    ------------     -----     ------------  ------------
                                                                            (in thousands)

Net Cash provided (used) by operating
  activities .................................     $ (1,340)     $  5,590      $    272     $      -      $  4,522
                                                   --------      --------      --------     --------      --------

Cash flow from investing activities:
  Purchase of and increase in short-
    term investments .........................            -             -            18            -            18
  Purchase of property and equipment .........            -        (5,124)            -            -        (5,124)
  Proceeds from sale of property,
    equipment and assets held for
    sale .....................................            -         3,641             -            -         3,641
  Investment in and advances to
    subsidiaries .............................        3,297        (3,784)          487            -             -
  Increase in long-term notes
    receivable ...............................            -          (168)            -            -          (168)
  Proceeds from collection of
    long-term notes receivable ...............            -           163             -            -           163
  Increase in intangibles and other
    assets ...................................            1           (28)            2            -           (25)
                                                   --------      --------      --------     --------      --------

Net cash provided by (used in)
    investing activities .....................        3,298        (5,300)          507            -        (1,495)
                                                   --------      --------      --------     --------      --------

Cash flows from financing activities:
  Increase in revolving loan, net ............        1,620             -             -            -         1,620
  Repayment of long-term obligations .........         (456)         (166)            -            -          (622)
  Issuance of common stock ...................          107             -             -            -           107
                                                   --------      --------      --------     --------      --------
Net cash provided by (used in) financing
    activities ...............................        1,271          (166)            -            -         1,105
                                                   --------      --------      --------     --------      --------

Increase in cash .............................        3,229           124           779            -         4,132
Cash at beginning of year ....................          100         8,018         1,172            -         9,290
                                                   --------      --------      --------     --------      --------

Cash at end of first fiscal quarter ..........     $  3,329      $  8,142      $  1,951     $      -      $ 13,422
                                                   --------      --------      --------     --------      --------


7.         SUBSEQUENT EVENTS

In May 1998, the Company announced that it has leased its former headquarters facility in Enfield, Connecticut, and will relocate certain administrative functions from that building to its headquarters in Hudson, Ohio. The Company has estimated that the cost of consolidating these functions will be approximately $1.3 million which costs will be primarily spent in fiscal year 1999. Additionally, the Company has estimated that the operating expenses associated with the leased facility will be reduced annually by approximately $0.7 million beginning in fiscal year 2000.

In May 1998, the Company also announced that it has entered into a long-term supply and branding agreement with Chevron Products Company to sell Chevron-branded gasoline and related products at its convenience stores in Kentucky and southern Indiana. Approximately 60 existing Dairy Mart locations in Kentucky and southern Indiana will carry the Chevron brand, as well as many of the Company's new locations planned to be constructed in that region.

In May, 1998, the Company received a $47.2 million forward commitment providing real estate sale/leaseback or mortgage financing on a long term basis. The Company intends to use the proceeds under this agreement to reduce outstanding borrowings on its revolving line of credit and to finance the real estate associated with its new store development program. Borrowing under this facility will initially bear an interest rate equal to the sum of the ten year U.S. Treasury Note plus 3.5%.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

During fiscal year 1998, the Company sold 156 convenience store and retail gasoline locations based in the northeastern United States for $39.1 million. The Company also sold a former office and manufacturing facility for $4.1 million. The following discussion and analysis of Results of Operations is based on unaudited Pro Forma Consolidated Statements of Operations, as shown below, for the current fiscal year quarter as compared to the corresponding period of the prior fiscal year. The unaudited Pro Forma Consolidated Statements of Operations as presented below reflect exclusion, for the two fiscal quarters shown, of the historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited Pro Forma Consolidated Statements of Operations reflect the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the asset sales had been received as of the beginning of the prior fiscal year, and also reflect the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited Pro Forma Consolidated Statements of Operations for the comparative first fiscal quarters are as follows:

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except share amounts)

                                                         FOR THE FIRST FISCAL
                                                             QUARTER ENDED
                                                         --------------------

                                                          MAY 2,        MAY 3,
                                                          1998          1997

---------------------------------------------------------------------------------------

Revenues .........................................     $ 109,849      $ 113,220
                                                       ---------      ---------

Cost of goods sold and expenses:
Cost of goods sold ...............................        78,718         82,648
Operating and administrative expenses ............        29,357         28,742
Interest expense .................................         2,738          2,601
                                                       ---------      ---------
                                                         110,813        113,991
                                                       ---------      ---------

Loss before income taxes .........................          (964)          (771)

Benefit from income taxes ........................           318            225
                                                       ---------      ---------

     Net loss ....................................     $    (646)     $    (546)
---------------------------------------------------------------------------------------

Weighted average shares outstanding ..............         4,662          4,756
                                                       ---------      ---------

Loss per share ...................................     $   (0.14)     $   (0.11)
---------------------------------------------------------------------------------------

REVENUES

Revenues for the current year first fiscal quarter decreased by $3.4 million from the prior year first fiscal quarter. A summary of revenues by functional area for the comparative first fiscal quarter is as follows:

                                                    FOR THE FIRST FISCAL
                                                       QUARTERS ENDED
                                                    --------------------
                                                       (IN MILLIONS)

                                                     MAY 2,       MAY 3,
                                                      1998         1997
                                                    --------------------

CONVENIENCE STORES ..........................     $    72.6     $    68.0
GASOLINE ....................................          36.7          44.7
OTHER .......................................           0.5           0.5
                                                  ---------     ---------
                             TOTAL                $   109.8     $   113.2
                                                  ---------     ---------


Convenience store revenues increased by $4.6 million, or 6.8%, in the current first fiscal quarter as compared to the prior year first fiscal quarter primarily due to a 7.4% increase in comparable company operated store sales coupled with the opening of 10 new stores, partially offset by the closure and/or sale of 25 underperforming stores. Although the reduction in stores has a negative impact on revenues, it did not have a material adverse effect on results of operations, because the majority of these stores closed and/or sold had been operating at a loss.

Gasoline revenues decreased $8.0 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter as a result of a decrease in the average selling price of gasoline of 16.1 cents per gallon and a decrease in total gallons sold of 1.6 million. The decreases in average selling price and in gasoline gallons sold was a result of a highly competitive retailing environment experienced by the Company, particularly in its Southeast market where the Company's gasoline volumes have historically been strong.

GROSS PROFITS

Gross profits for the current year first fiscal quarter increased $0.5 million from the prior year first fiscal quarter. A summary of the gross profits by functional area for the comparative first fiscal quarter is as follows:



                                                    FOR THE FIRST FISCAL
                                                       QUARTERS ENDED
                                                    --------------------
                                                       (IN MILLIONS)
                                                     MAY 2,       MAY 3,
                                                      1998         1997
                                                    --------------------
CONVENIENCE STORES ...........................     $    26.1     $    25.1
GASOLINE .....................................           4.5           5.0
OTHER ........................................           0.5           0.5
                                                   ---------     ---------
                             TOTAL                 $    31.1     $    30.6
                                                   ---------     ---------




Convenience store gross profits increased by $1.0 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter. The increase was primarily due to the increase in comparable store sales, as described above, offset in part by slightly lower product gross margins.

Gasoline gross profits decreased by $0.5 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter, due to a decrease in gasoline gross profit of 0.8 cents per gallon in the current fiscal quarter as compared to the prior year quarter and a decline in gasoline gallons sold as described above.


OPERATING AND ADMINISTRATIVE EXPENSES


Operating and administrative expenses for the current year first fiscal quarter increased $0.7 million from the prior year first fiscal quarter. Certain expenses in the prior year first fiscal quarter related to gasoline operations have been reclassed to convenience store operations to conform with current year presentation. A summary of expenses by functional area for the comparative first fiscal quarter is as follows:

                                                    FOR THE FIRST FISCAL
                                                        QUARTERS ENDED
                                                   -----------------------
                                                        (IN MILLIONS)
                                                      MAY 2,     MAY 3,
                                                      1998         1997
--------------------------------------------------------------------------

CONVENIENCE STORES ...........................     $    22.0     $    20.9
GASOLINE .....................................           1.7           1.8
OTHER ........................................           5.7           6.0
                                                   ---------     ---------
                             TOTAL                 $    29.4     $    28.7
                                                   ---------     ---------



Convenience store operating expenses increased $1.1 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter as a result of higher store labor, store supplies, depreciation and store rent expenses, partially offset by the reduction in the number of underperforming stores, as described above.

Gasoline operating expenses decreased by $0.1 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter. This decrease is primarily due to lower gasoline commissions paid to franchisees, mostly offset by higher depreciation expenses.

Administrative and other expenses decreased by $0.3 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter as a result of lower commercial insurance expense. The lower commercial insurance expense is a result of lower claims experienced by the Company for its general liability and workers' compensation insurances.


INTEREST EXPENSE AND TAXES


Pro forma interest expense increased by $0.1 million in the current year first fiscal quarter as compared to the prior year first fiscal quarter due to interest expense associated with the Company's use of its revolving line of credit.

The effective tax rate for the Company was a benefit of 33% for the current year first fiscal quarter versus a benefit of 29% for the corresponding periods of the prior year.


LIQUIDITY AND CAPITAL RESOURCES


The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term obligations. Additionally, the Company has a revolving line of credit available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. The capital expenditures of the Company were primarily funded by the Company's borrowings under its revolving line of credit coupled with the excess cash flow available after debt service. Management believes that the cash flow from operations, the proceeds from the sale of certain assets, supplemented by the availability of a revolving credit facility or other forms of asset financing and/or leasing, if necessary, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see "Capital Expenditures").


CASH PROVIDED BY OPERATING ACTIVITIES


Net cash provided by operating activities decreased by $0.5 million in the current year first fiscal quarter as compared to the corresponding period of the prior year primarily due to a reduced Results of Operations (see Consolidated Statements of Operations) and a net unfavorable change in other assets and liabilities, offset in part by a favorable change in working capital accounts. The unfavorable change in other assets and liabilities was due to a decrease in various accrued expense related primarily to environmental accruals, accrued wages and workers' compensation and liability insurance reserves. The net favorable change in working capital was primarily due to the timing of payments to the issuers of money orders, partially offset by a reduced favorable change in accounts receivable and notes receivable in the current year first fiscal quarter as compared to the prior year first fiscal quarter and the collection of a gasoline excise tax rebate due to the Company in the prior year first fiscal quarter.



CASH USED IN INVESTING ACTIVITIES



Net cash used in investing activities increased by $7.3 million in the current year first fiscal quarter as compared to the corresponding period of the prior year primarily due an increased level of capital expenditures with respect to new store construction, store automation and remodeling of existing store locations and a reduced level of net proceeds generated from the sale of property and equipment.


CASH PROVIDED BY FINANCING ACTIVITIES


Cash provided by financing activities increased $5.8 million in the current year first fiscal quarter as compared to the corresponding period of the prior year primarily due to an increase in the outstanding balance of the Company's revolving credit facility. The Company has a $30.0 million senior revolving credit facility with $15.0 million available for issuance of letters of credit. The Company may utilize the revolving credit facility for working capital and general corporate purposes. As of May 2, 1998, the Company had $7.0 million in outstanding revolving credit loans and had $9.8 million in outstanding letters of credit.


CAPITAL EXPENDITURES

The Company anticipates spending approximately $35 million for capital expenditures in fiscal year 1999 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations, implementing and/or upgrading office and store technology and meeting the Company's requirements to comply with federal and state underground gasoline storage tank regulations (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations, the proceeds from the sale of certain assets held for sale as of May 2, 1998, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary. The Company intends to lease the real estate for the majority of new store locations.

ENVIRONMENTAL RESPONSIBILITY


The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of May 2,1998, the Company had recorded an accrual of $6,050,000 for such costs, the majority of which are anticipated to be spent over the next one to five years.

The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of May 2, 1998, the Company has recorded a net state trust fund reimbursement receivable of $4,500,000. Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from the state environmental trust funds will be received within one to five years from the payment of the reimbursable assessment and remediation expenses.

In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $3.0 to $4.0 million in the aggregate through December 1998. These costs could be reduced for low volume locations closed in lieu of the capital cost of compliance.

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


(b.)  8-K REPORTS:
During the first quarter of fiscal year 1999, the Company filed no reports on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     DAIRY MART CONVENIENCE STORES, INC.


Date: June 16, 1998                       /s/ Dale W. Fuller
                                          --------------------------
                                          Dale W. Fuller
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)