Form 10-Q
period 1998-08-01
DAIRY MART CONVENIENCE STORES INC
filed 1998-09-15
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended AUGUST 1, 1998


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number 0-12497
                         ------------------------------
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


        Registrant's telephone number, including area code (330) 342-6600
        -----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
SHARES OF CLASS A COMMON STOCK OUTSTANDING AUGUST 1, 1998 - 3,145,213 SHARES OF CLASS B COMMON STOCK OUTSTANDING AUGUST 1, 1998 - 1,528,049

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                               FOR THE SECOND FISCAL               FOR THE TWO FISCAL
                                                                    QUARTER ENDED                    QUARTERS ENDED
                                                                    -------------                    --------------

                                                               AUGUST 1,       AUGUST 2,         AUGUST 1,        AUGUST 2,
                                                                1998             1997              1998              1997

----------------------------------------------------------------------------------------------------------------------------------
    Revenues . . . . . . . . . . . . . . . .                 $  126,129       $ 136,160         $  235,978        $ 276,097
                                                             ------------     -----------       ------------      ---------

    Cost of goods sold and expenses:
      Cost of goods sold . . . . . . . . . .                     90,315          99,684            169,033          202,100
      Operating and administrative expenses.                     31,788          31,774             61,145           66,504
      Interest expense . . . . . . . . . . .                      2,594           2,692              5,332            5,459
                                                             -----------      -----------       ------------      ---------

                                                                124,697         134,150            235,510          274,063
                                                             ------------     -----------       ------------      ---------

    Income before incomes taxes. . . . . . .                      1,432           2,010                468            2,034

    Provision for income taxes . . . . . . .                       (533)           (888)              (215)            (895)
                                                             -----------      ----------        -----------       ----------

      Net income . . . . . . . . . . . . . .                 $      899       $   1,122         $      253        $   1,139
------------------------------------------------------------ ---------------- ----------------- ----------------- ----------------

    Earnings per share - Basic . . . . . . .                 $     0.19       $    0.24         $     0.05        $    0.25

    Earnings per share - Diluted . . . . . .                 $     0.19       $    0.23         $     0.05        $    0.24
------------------------------------------------------------ ---------------- ----------------- ----------------- ----------------



   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                            AUGUST 1, 1998       JANUARY 31, 1998

-------------------------------------------------------------------------- ----------------------------------------------------

ASSETS

Current Assets:

    Cash . . . . . . . . . . . . . . . . . . . . . . .                     $      3,471             $     3,806
    Short-term investments . . . . . . . . . . . . . .                            3,713                   3,629
    Accounts and notes receivable. . . . . . . . . . .                           14,969                  14,970
    Inventory. . . . . . . . . . . . . . . . . . . . .                           19,184                  16,808
    Prepaid expenses and other current assets. . . . .                            2,790                   2,231
    Deferred income taxes. . . . . . . . . . . . . . .                            1,072                   1,048
                                                                           --------------           -----------
       Total current assets. . . . . . . . . . . . . .                           45,199                  42,492

    Assets Held For Sale . . . . . . . . . . . . . . .                           18,847                  10,715

    Property and Equipment, net. . . . . . . . . . . .                           85,703                  82,589

    Intangible Assets, net . . . . . . . . . . . . . .                           15,559                  16,017

    Other Assets, net. . . . . . . . . . . . . . . . .                           12,929                  13,291
                                                                           --------------           -----------

    Total assets . . . . . . . . . . . . . . . . . . .                     $    178,237             $   165,104
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

    Current maturities of long-term obligations. . . .                     $      2,053             $     2,056
    Accounts payable . . . . . . . . . . . . . . . . .                           38,767                  31,297
    Accrued expenses . . . . . . . . . . . . . . . . .                           15,846                  18,177
    Accrued interest . . . . . . . . . . . . . . . . .                            3,703                   3,567
                                                                           --------------           -----------
      Total current liabilities. . . . . . . . . . . .                           60,369                  55,097

 Long-Term Obligations, less current portion above . .                          103,183                  94,392

 Other Liabilities . . . . . . . . . . . . . . . . . .                            7,852                   9,170

 Stockholders' Equity:
    Preferred Stock (serial) . . . . . . . . . . . . .                              -                       -
    Class A Common Stock . . . . . . . . . . . . . . .                               37                      36
    Class B Common Stock . . . . . . . . . . . . . . .                               29                      29
    Paid-in capital. . . . . . . . . . . . . . . . . .                           30,936                  30,802
    Retained deficit . . . . . . . . . . . . . . . . .                           (9,164)                 (9,417)
    Treasury stock, at cost. . . . . . . . . . . . . .                          (15,005)                (15,005)
                                                                           -------------            ------------
       Total stockholders' equity. . . . . . . . . . .                            6,833                   6,445
                                                                           --------------           -----------

 Total liabilities and stockholders' equity. . . . . .                     $    178,237             $   165,104
-------------------------------------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these balance sheets.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                               FOR THE TWO FISCAL QUARTERS ENDED
                                                                               ---------------------------------

                                                                              AUGUST 1, 1998         AUGUST 2, 1997
-----------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . .                    $        253           $      1,139
    Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .                           5,245                  6,020
     Change in deferred income taxes . . . . . . . . . . .                             347                 (1,223)
     (Gain) loss on disposition of properties, net . . . .                             312                 (1,633)
     Net change in assets and liabilities:
       Accounts and notes receivable . . . . . . . . . . .                               1                 (5,200)
       Inventory . . . . . . . . . . . . . . . . . . . . .                          (2,376)                  (445)
       Accounts payable. . . . . . . . . . . . . . . . . .                           7,470                  1,833
       Accrued interest. . . . . . . . . . . . . . . . . .                             136                    (83)
       Other assets and liabilities. . . . . . . . . . . .                          (4,134)                10,453
-----------------------------------------------------------------------------------------------------------------------------

 Net cash provided by operating activities . . . . . . . .                           7,254                 10,861
-----------------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:

    Purchase of and increase in short-term investments . .                             (84)               (20,679)
    Purchase of property and equipment . . . . . . . . . .                         (16,797)               (13,438)
    Proceeds from sale of property, equipment and
      assets held for sale . . . . . . . . . . . . . . . .                             573                 31,830
    Increase in long-term notes receivable . . . . . . . .                            (345)                  (418)
    Proceeds from collection of long-term notes receivable                             368                    631
    (Increase) decrease in intangibles and other assets. .                            (153)                 1,709
-----------------------------------------------------------------------------------------------------------------------------

 Net cash used by investing activities . . . . . . . . . .                         (16,438)                  (365)
-----------------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:

    Increase (decrease) in revolving loan, net . . . . . .                           9,200                (10,280)
    Repayment of long-term obligations . . . . . . . . . .                            (486)                (3,281)
    Issuance of common stock . . . . . . . . . . . . . . .                             135                    164
-----------------------------------------------------------------------------------------------------------------------------

 Net cash provided by (used in) financing activities . . .                           8,849                (13,397)
-----------------------------------------------------------------------------------------------------------------------------

 Decrease in cash  . . . . . . . . . . . . . . . . . . . .                            (335)                (2,901)
 Cash at beginning of fiscal year. . . . . . . . . . . . .                           3,806                  9,290
-----------------------------------------------------------------------------------------------------------------------------

 Cash at end of second fiscal quarter. . . . . . . . . . .                    $      3,471           $      6,389
-----------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 1998
                                   (Unaudited)


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


2.       Changes in Capital Accounts
         ---------------------------
An analysis of the capital stock accounts for the first two fiscal quarters ended August 1, 1998 follows:

                                                                       COMMON STOCK
                                      ------------------------------------------------------------------------
                                      CLASS A SHARES       CLASS B SHARES                      PAID-IN CAPITAL
                                         ISSUED AT            ISSUED AT                          IN EXCESS OF
                                      $.01 PAR VALUE       $.01 PAR VALUE        AMOUNT            PAR VALUE
                                      --------------       --------------     ------------    ---------------
Balance January 31, 1998                 3,622,663            2,924,006          $  65,458     $  30,800,680
Employee stock purchase plan                10,250                   -                 102            40,900
Stock options exercised                     33,925                   -                 339            94,797
                                        ----------           ----------          ---------     -------------
Balance August 1, 1998                   3,666,838            2,924,006          $  65,899     $  30,936,377
                                        ----------           ----------          ---------     -------------

As of August 1, 1998, there were 521,625 shares of Class A Common Stock and 1,395,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $15,004,847, leaving 3,145,213 Class A shares and 1,528,049 Class B shares outstanding.


3.       Earnings (Loss) Per Share
         -------------------------
Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share was 4,670,402 and 4,601,700 for the second fiscal quarter ended August 1, 1998 and August 2, 1997, respectively, and 4,666,291 and 4,586,500 for the two fiscal quarters ended August 1, 1998 and August 2, 1997, respectively. The weighted average number of shares used in the calculation of diluted earnings per share was 4,751,330 and 4,828,431 for the second fiscal quarter ended August 1, 1998 and August 2, 1997, respectively, and 4,751,009 and 4,791,996 for the two fiscal quarters ended August 1, 1998 and August 2, 1997, respectively.


4.       Seasonality
         -----------
The results of operations for the first two fiscal quarters ended August 1, 1998 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.


5.       Unaudited Pro Forma Information
         -------------------------------
In fiscal year 1998, the Company sold 156 convenience store and gasoline locations in the northeastern United States for $39.1 million. The principal assets sold by the Company included inventories, convenience store and gasoline fixtures and equipment, land, buildings, and building and leasehold improvements. In fiscal year 1998, the Company also sold a former office and manufacturing facility in Ohio for $4.1 million. The resulting net pre-tax gain of $3.6 million recognized in the fiscal year ended January 31, 1998 has been excluded from the pro forma results shown below. The following unaudited pro forma information of the Company for the fiscal year ended January 31, 1998 and the first two fiscal quarters ended August 1, 1998, has been prepared assuming that the asset sales had occurred as of the beginning of the fiscal year ended January 31, 1998. The unaudited pro forma information is not necessarily indicative of the results which would have been reported if the transaction had occurred at the beginning of the fiscal year ended January 31, 1998, or which may be reported in the future. The unaudited pro forma information reflects the exclusion, for both fiscal periods shown, of historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited pro forma information reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale of assets had been received at the beginning of the fiscal year ended January 31, 1998, and also reflects the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited pro forma information is as follows:

                                                                                  (Unaudited)

                                                                    (in thousands, except per share amounts)


                                                              FOR THE TWO FISCAL                   FOR THE FISCAL
                                                                 QUARTERS ENDED                     YEAR ENDED
                                                              ------------------                   --------------
                                                                  AUGUST 1,                          JANUARY 31,
                                                                   1998                                 1998
--------------------------------------------------------------------------------------------------------------------------------

  Revenues. . . . . . . . . . . . . . .                        $     235,978                    $     459,348
                                                               ---------------                  -------------

  Income (loss) before income taxes . .                                  468                           (6,358)
                                                               ---------------                  --------------

  Net income (loss) . . . . . . . . . .                        $         253                    $      (4,519)
-------------------------------------------------------------- -----------------------------------------------------------------

  Earnings (loss) per share - Basic . .                        $        0.05                    $       (0.98)

  Earnings (loss) per share - Diluted .                        $        0.05                    $       (0.98)
-------------------------------------------------------------- -----------------------------------------------------------------

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

               Supplemental Consolidating Statement of Operations
                for the Two Fiscal Quarters Ended August 1, 1998
                                 (in thousands)

                                                     Parent       Guarantor
                                                    Company      Subsidiaries        FINOP        Eliminations   Consolidated
                                                   ---------     ------------    -----------      ------------   ------------

Revenues. . . . . . . . . . . . . . . .           $    45       $ 235,701        $     232       $     -          $ 235,978

Cost of goods sold and expenses:
  Cost of goods sold. . . . . . . . . .                -          169,033               -              -            169,033
  Operating and administrative expenses               131          61,004               10             -             61,145
  Interest expense. . . . . . . . . . .             4,903             254              175             -              5,332
                                                  --------------------------------------------------------------------------------

                                                    5,034         230,291              185             -            235,510
                                                  --------------------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income of consolidated
   subsidiaries . . . . . . . . . . . .            (4,989)          5,410               47             -                468

(Provision for) benefit from
    income taxes. . . . . . . . . . . .             2,295          (2,488)             (22)            -               (215)
                                                  --------------------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries            (2,694)          2,922               25             -                253

Equity in income of consolidated
  subsidiaries. . . . . . . . . . . . .             2,947              25               -          (2,972)               -
                                                  --------------------------------------------------------------------------------

    Net income. . . . . . . . . . . . .           $   253       $   2,947        $      25       $ (2,972)        $     253
===================================================================================================================================

                    Supplemental Consolidating Balance Sheets
                              as of August 1, 1998
                                 (in thousands)

                                                   Parent         Guarantor
                                                  Company        Subsidiaries       FINOP        Eliminations     Consolidated
                                                  -------        ------------      --------      ------------     ------------

ASSETS

Current Assets:
   Cash . . . . . . . . . . . . . . . .           $      -        $     3,328      $     143      $      -        $    3,471
   Short-term investments . . . . . . .                  -                  3          3,710             -             3,713
   Accounts and notes receivable. . . .                 583            13,765            621             -            14,969
   Inventory. . . . . . . . . . . . . .                  -             19,184             -              -            19,184
   Prepaid expenses and other
     current assets . . . . . . . . . .                  31             2,759             -              -             2,790
   Deferred income taxes. . . . . . . .                 963               109             -              -             1,072
                                                   --------------------------------------------------------------------------------
     Total current assets . . . . . . .               1,577            39,148          4,474             -            45,199


Assets Held For Sale. . . . . . . . . .                  -             18,847             -              -            18,847
Property and Equipment, net . . . . . .                  -             85,703             -              -            85,703
Intangible Assets, net. . . . . . . . .                  -             15,559             -              -            15,559
Other Assets, net . . . . . . . . . . .               1,409             9,742          1,778             -            12,929
Investment in and Advances to
   subsidiaries . . . . . . . . . . . .             129,461             1,888            222       (131,571)              -
                                                  --------------------------------------------------------------------------------

Total assets. . . . . . . . . . . . . .           $ 132,447       $   170,887      $   6,474      $(131,571)      $  178,237
----------------------------------------------------------------------------------------------------------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term
     obligations. . . . . . . . . . . .           $     637       $       316      $   1,100      $      -        $    2,053
   Accounts payable . . . . . . . . . .              21,260            17,507             -              -            38,767
   Accrued expenses . . . . . . . . . .                 715            15,115             16             -            15,846
   Accrued interest . . . . . . . . . .               3,585                -             118             -             3,703
                                                  --------------------------------------------------------------------------------
     Total current liabilities. . . . .              26,197            32,938          1,234             -            60,369
                                                  --------------------------------------------------------------------------------

Long-Term Obligations, less
   current portion above. . . . . . . .              99,417               636          3,130             -           103,183
Other Liabilities . . . . . . . . . . .                  -              7,852             -              -             7,852
Stockholders' Equity. . . . . . . . . .               6,833           129,461          2,110       (131,571)           6,833
                                                  --------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity . . . . . . . .           $ 132,447       $   170,887      $   6,474      $(131,571)      $  178,237
==================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                for the Two Fiscal Quarters Ended August 1, 1998
                                 (in thousands)

                                                    Parent          Guarantor
                                                    Company       Subsidiaries       FINOP       Eliminations     Consolidated
                                                    -------       ------------       -----       ------------     ------------
Net cash provided by operating
  activities . . . . . . . . . . . . .            $   1,902      $    5,274       $      78      $      -         $     7,254
                                                  --------------------------------------------------------------------------------

Cash flows from investing activities:                                                                   -
  Purchase of and change in                                                                             -
    short-term investments . . . . . .                   -               -              (84)            -                 (84)
  Purchase of property and equipment .                   -          (16,797)             -              -             (16,797)
  Net proceeds from sale of property,
    equipment and assets held for sale                   -              573              -              -                 573
  Investment in and advances to
    subsidiaries . . . . . . . . . . .              (10,789)         10,874             (85)            -                  -
  Increase in long-term notes
    receivables. . . . . . . . . . . .                   -               (7)           (338)            -                (345)
  Proceeds from collection of
    long-term receivables. . . . . . .                   -               30             338             -                 368
  Increase in intangibles and
    other assets . . . . . . . . . . .                 (130)            (23)             -              -                (153)
                                                  ================================================================================
Net cash used by investing
  activities . . . . . . . . . . . . .              (10,919)         (5,350)           (169)            -             (16,438)
                                                  --------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase in revolving loan, net. . .                9,200              -               -              -               9,200
  Repayment of long-term obligations .                 (318)           (168)             -              -                (486)
  Issuance of common stock . . . . . .                  135              -               -              -                 135
                                                  --------------------------------------------------------------------------------

Net cash provided by (used in)
financing activities . . . . . . . .                  9,017            (168)             -              -               8,849
                                                  --------------------------------------------------------------------------------

Decrease in cash . . . . . . . . . . .                    0            (244)            (91)            -                (335)
Cash at beginning of fiscal year . . .                    0           3,572             234             -               3,806
                                                  --------------------------------------------------------------------------------

Cash at end of second fiscal quarter .            $       0      $    3,328       $     143      $      -         $     3,471
==================================================================================================================================

               Supplemental Consolidating Statement of Operations
                for the Two Fiscal Quarters Ended August 2, 1997
                                 (in thousands)

                                                      Parent         Guarantor
                                                     Company       Subsidiaries       FINOP      Eliminations     Consolidated
                                                     -------       ------------     ---------    ------------     ------------

Revenues . . . . . . . . . . . . . . .            $    267       $ 275,611        $    219       $      -         $ 276,097

Cost of goods sold and expenses:
  Cost of goods sold . . . . . . . . .                  -          202,100              -               -           202,100
  Operating and administrative expenses                139          66,350              15              -            66,504
  Interest expense . . . . . . . . . .               4,883             400             176              -             5,459
                                                  --------------------------------------------------------------------------------

                                                     5,022         268,850             191              -           274,063
                                                  --------------------------------------------------------------------------------

  Income (loss) before income taxes
    and equity in income of
    consolidated subsidiaries. . . . .              (4,755)          6,761              28              -             2,034

  (Provision for) benefit from
    income taxes . . . . . . . . . . .               2,092          (2,975)            (12)             -              (895)
                                                  --------------------------------------------------------------------------------

    Income (loss) before equity in
      income of consolidated
      subsidiaries . . . . . . . . . .              (2,663)          3,786              16              -             1,139

   Equity in income of
      consolidated subsidiaries. . . .               3,802              16              -           (3,818)              -
                                                  --------------------------------------------------------------------------------

        Net income . . . . . . . . . .            $  1,139       $   3,802        $     16       $  (3,818)       $   1,139
==================================================================================================================================

                    Supplemental Consolidating Balance Sheets
                             as of January 31, 1998
                                 (in thousands)

                                                    Parent        Guarantor
                                                    Company      Subsidiaries        FINOP       Eliminations     Consolidated
                                                    -------      ------------      --------      ------------     ------------

ASSETS

Current Assets:
   Cash . . . . . . . . . . . . . . . .           $     -        $    3,572       $     234             -         $    3,806
   Short-term investments . . . . . . .                 -                 3           3,626             -              3,629
   Accounts and notes receivable. . . .              1,254           13,040             676             -             14,970
   Inventory. . . . . . . . . . . . . .                 -            16,808              -              -             16,808
   Prepaid expenses and other
     current assets . . . . . . . . . .                 69            2,162              -              -              2,231
   Deferred income taxes. . . . . . . .                852              196              -              -              1,048
                                                  --------------------------------------------------------------------------------
     Total current assets . . . . . . .              2,175           35,781           4,536             -             42,492
                                                  --------------------------------------------------------------------------------

Assets Held For Sale. . . . . . . . . .                 -            10,715              -              -             10,715
Property and Equipment, net . . . . . .                 -            82,589              -              -             82,589
Intangible Assets, net. . . . . . . . .                 -            16,017              -              -             16,017
Other Assets, net . . . . . . . . . . .              1,580            9,929           1,782             -             13,291
Investment in and Advances to
   Subsidiaries . . . . . . . . . . . .            118,672            1,948             137       (120,757)               -
                                                  ================================================================================

Total assets. . . . . . . . . . . . . .           $122,427       $  156,979       $   6,455      $(120,757)       $  165,104
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current maturities of
     long-term obligations. . . . . . .           $    637       $      319       $   1,100      $      -         $    2,056
   Accounts payable . . . . . . . . . .             20,138           11,159              -              -             31,297
   Accrued expenses . . . . . . . . . .              1,297           16,857              23             -             18,177
   Accrued interest . . . . . . . . . .              3,450               -              117             -              3,567
                                                  --------------------------------------------------------------------------------
     Total current liabilities. . . . .             25,522           28,335           1,240             -             55,097
                                                  --------------------------------------------------------------------------------

Long-Term Obligations, less
   current portion above. . . . . . . .             90,460              802           3,130             -             94,392
Other Liabilities . . . . . . . . . . .                 -             9,170              -              -              9,170
Stockholders' Equity. . . . . . . . . .              6,445          118,672           2,085        (120,757)           6,445
                                                  --------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity . . . . . . . .           $122,427       $  156,979        $  6,455      $ (120,757)      $  165,104
==================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                    for the Two Quarters Ended August 2, 1997
                                 (in thousands)

                                                     Parent       Guarantor
                                                     Company     Subsidiaries        FINOP        Eliminations    Consolidated
                                                    ---------    ------------      --------       ------------    ------------

Net cash provided by operating
  activities . . . . . . . . . . . . .            $  5,518       $    5,205       $    138       $      -         $  10,861
                                                  --------------------------------------------------------------------------------


Cash flows from investing activities:
  Purchase of and increase in
    short-term investments . . . . . .                  -           (19,878)          (801)             -           (20,679)
  Purchase of property and equipment .                  -           (13,438)            -               -           (13,438)
  Net proceeds from sale of property,
    equipment and assets held for sale                  -            31,830             -               -            31,830
  Investment in and advances to
    subsidiaries . . . . . . . . . . .               7,764           (7,971)           207              -                -
  Increase in long-term notes
    receivables. . . . . . . . . . . .                  -               (23)          (395)             -              (418)
  Proceeds from collection of
    long-term receivables. . . . . . .                  -                26            605              -               631
  Decrease in intangibles and
    other assets . . . . . . . . . . .                  29            1,676              4              -             1,709
                                                  --------------------------------------------------------------------------------

Net cash provided by (used in)
  investing activities . . . . . . . .               7,793           (7,778)          (380)             -              (365)
                                                  --------------------------------------------------------------------------------

Cash flows from financing activities:
  Decrease in revolving loan, net. . .             (10,280)              -              -               -           (10,280)
  Repayment of long-term obligations .              (1,672)          (1,609)            -               -            (3,281)
  Issuance of common stock . . . . . .                 164               -              -               -               164
                                                  --------------------------------------------------------------------------------
Net cash used in financing
  activities . . . . . . . . . . . . .             (11,788)          (1,609)            -               -           (13,397)
                                                  --------------------------------------------------------------------------------

Increase (decrease) in cash. . . . . .               1,523           (4,182)          (242)             -            (2,901)
Cash at beginning of fiscal year . . .                 100            8,018          1,172              -             9,290
                                                  --------------------------------------------------------------------------------

Cash at end of second fiscal quarter .            $  1,623       $    3,836       $    930       $      -         $   6,389
----------------------------------------------------------------------------------------------------------------------------------

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS
---------------------
During fiscal year 1998, the Company sold 156 convenience store and retail gasoline locations based in the northeastern United States for $39.1 million. The Company also sold a former office and manufacturing facility for $4.1 million. The following discussion and analysis of Results of Operations is based on unaudited Pro Forma Consolidated Statements of Operations, as shown below, for the current year first two fiscal quarters and current year second fiscal quarter as compared to the corresponding periods of the prior fiscal year. The unaudited Pro Forma Consolidated Statements of Operations as presented below reflect exclusion, for all comparative fiscal periods shown, of the historical revenues, cost of goods sold, operating expenses, direct and indirect administrative expenses and the pre-tax gain associated with the assets sold. Additionally, the unaudited Pro Forma Consolidated Statements of Operations reflect the elimination of historical interest expense related to the debt retired based on the assumption that proceeds from the asset sales had been received as of the beginning of the prior fiscal year, and also reflect the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited Pro Forma Consolidated Statements of Operations for the comparative second fiscal quarter and the first two fiscal quarters are as follows:

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                               FOR THE SECOND FISCAL               FOR THE TWO FISCAL
                                                                    QUARTER ENDED                    QUARTERS ENDED
                                                               -------------------------          -------------------------
                                                               AUGUST 1,       AUGUST 2,          AUGUST 1,       AUGUST 2,
                                                                 1998            1997               1998            1997
---------------------------------------------------------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . . . . . .                 $  126,129       $ 120,829         $  235,978        $ 234,049
                                                             ------------     -----------       ------------      ---------

    Cost of goods sold and expenses:
      Cost of goods sold . . . . . . . . . .                     90,315          88,012            169,033          170,660
      Operating and administrative expenses.                     31,788          30,661             61,145`          59,403
      Interest expense . . . . . . . . . . .                      2,594           2,577              5,332            5,178
                                                             -----------      -----------       ------------      ---------
                                                             $  124,697       $ 121,250         $  235,510        $ 235,241
                                                             ------------     -----------       ------------      ---------

    Income (loss) before incomes taxes . . .                      1,432            (421)               468           (1,192)

    Provision for income taxes . . . . . . .                       (533)            185               (215)             525
                                                             -----------      -----------       -----------       ---------

      Net income . . . . . . . . . . . . . .                 $      899       $    (236)        $      253        $    (667)
----------------------------------------------------------------------------------------------------------------------------------

    Earnings per share - Basic . . . . . . .                 $     0.19       $   (0.05)        $     0.05        $   (0.15)

    Earnings per share - Diluted . . . . . .                 $     0.19       $   (0.05)        $     0.05        $   (0.15)
----------------------------------------------------------------------------------------------------------------------------------

REVENUES
--------
Revenues for the current year first two fiscal quarters increased by $2.0 million from the prior year first two fiscal quarters, and revenues for the current year second fiscal quarter increased by $5.3 million from the prior year second fiscal quarter. A summary of revenues by functional area for the comparative second fiscal quarter and the first two fiscal quarters is as follows:

                                                  FOR THE SECOND FISCAL                 FOR THE TWO FISCAL
                                                      QUARTER ENDED                       QUARTERS ENDED
                                               ---------------------------            -----------------------
                                                 AUGUST 1,       AUGUST 2,            AUGUST 1,    AUGUST 2,
(IN MILLIONS)                                      1998            1997                   1998        1997
--------------------------------------------------------------------------            ----------------------
CONVENIENCE STORES                             $     83.0         $  75.0             $    155.7     $ 143.0
GASOLINE                                             42.7            45.1                   79.4        89.8
OTHER                                                 0.4             0.7                    0.9         1.2
                                               ---------------------------            -----------------------
          TOTAL                                $    126.1         $ 120.8             $    236.0     $ 234.0
                                               ===========================            =======================

Convenience store revenues increased by $12.7 million, or 8.9%, in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and convenience store revenues for the current year second fiscal quarter increased by $8.0 million, or 10.7%, as compared to the prior year second fiscal quarter. These increases were primarily due to increases in comparable company-operated store sales. The increase in comparable company-operated store sales in the current year two fiscal quarters was 9.7%, and the increase in comparable company-operated store sales for the current year second fiscal quarter was 11.1%. In addition to the increase in comparable company-operated store sales, the Company has opened ten new stores in the last twelve months. These increases are partially offset by the closure and/or sale of 33 underperforming stores in the last twelve months. Although the reduction in stores has a negative impact on revenues, it does not have a material adverse effect on results of operations, because the majority of these stores closed and/or sold had been operating at a loss.

Gasoline revenues decreased $10.4 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and gasoline revenues for the current year second fiscal quarter decreased $2.4 million as compared to the prior year second fiscal quarter. The decrease in gasoline revenues for the first two fiscal quarters was due to a decrease in the average selling price of gasoline of 14.5 cents per gallon, partially offset by an increase in total gallons sold of 1.1 million. The decrease in gasoline revenue for the second fiscal quarter was due to a decrease in the average selling price of gasoline of 13.2 cents per gallon, partially offset by an increase in total gallons sold of 2.7 million.

GROSS PROFITS
Gross profits for the current year first two fiscal quarters increased $3.5 million from the prior year first two fiscal quarters, and gross profits for the current year second fiscal quarter increased $3.0 million from the prior year second fiscal quarter. A summary of the gross profits by functional area for the comparative second fiscal quarter and the first two fiscal quarters is as follows:

                                      FOR THE SECOND FISCAL            FOR THE TWO FISCAL
                                          QUARTER ENDED                  QUARTERS ENDED
                                   ---------------------------   ---------------------------
                                      AUGUST 1,     AUGUST 2,        AUGUST 1,    AUGUST 2,
           (IN MILLIONS)                  1998          1997           1998         1997
           ---------------------------------------------------   ---------------------------
CONVENIENCE STORES                 $       30.4   $       27.1   $       56.5   $       52.2
GASOLINE                                    5.0            5.0            9.5           10.0
OTHER                                       0.4            0.7            0.9            1.2
                                   ---------------------------   ---------------------------
 TOTAL                             $       35.8   $       32.8   $       66.9   $       63.4
                                   ===========================   ===========================


Convenience store gross profits increased by $4.3 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and convenience store gross profits increased $3.3 million in the current year second fiscal quarter as compared to the prior year second fiscal quarter. The increase in the current year first two fiscal quarters was due to the increase in comparable store sales, as described above, offset in part by slightly lower store-related gross margins. The increase in the current year second fiscal quarter was primarily due to the increase in comparable stores, as described above, and higher gross margins.

Gasoline gross profits decreased by $0.5 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and gasoline gross profits were unchanged in the current year second fiscal quarter as compared to the prior year second fiscal quarter. The decrease in the current year first two fiscal quarters was a result of a decrease in gasoline gross profit of 0.8 cents per gallon in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, offset in part by an increase in gasoline gallons sold, as described above. In the current year second fiscal quarter, gasoline gallons increased 2.7 million as compared to the prior year second fiscal quarter, offset by a decrease in gasoline gross profit of 0.8 cents per gallon.

Other gross profits decreased by $0.3 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and other gross profits decreased $0.3 million in the current year second fiscal quarter as compared to the prior year second fiscal quarter. These decreases were primarily a result of interest income generated in the prior year on the proceeds from the sale of certain assets in fiscal year 1998.

OPERATING AND ADMINISTRATIVE EXPENSES
Operating and administrative expenses for the current year first two fiscal quarters increased $1.7 million from the prior year first two fiscal quarters, and operating and administrative expenses for the current year second fiscal quarter increased by $1.0 million from the prior year second fiscal quarter. These increases were primarily due to higher store labor and depreciation expenses, and certain expenses related to the relocation of the Company's information processing center from Connecticut to Ohio. These increases were partially offset by lower commercial insurance and environmental remediation-related expense.

INTEREST EXPENSE AND TAXES
Pro forma interest expense increased $0.2 million in the current year first two fiscal quarters as compared to the prior year first two fiscal quarters, and interest expense remained constant in the current year second fiscal quarter as compared to the prior year second fiscal quarter. The increase in interest expense is a result of the Company's increased borrowings under its revolving line of credit.

The effective tax rate for the Company was a provision of 46% and 37% for the current year first two fiscal quarters and the current year second fiscal quarter, respectively, and a benefit of 44% and 44% for the corresponding periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term obligations. In May 1998 the Company received a $47.2 million forward commitment that provides real estate sale/leaseback or mortgage financing on a long-term basis. Additionally, the Company has a $30.0 million senior revolving credit facility with $15.0 million available for issuance of letters of credit. The Company uses the revolving line of credit to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. As of August 1, 1998, the Company had $9.2 million in outstanding revolving credit loans and had $7.8 million in outstanding letters of credit.

The Capital expenditures of the Company during the first two quarters of fiscal year 1999 were funded by the borrowings under the Company's revolving line of credit, proceeds from real estate sale/leasebacks, and excess operating cash flow available after debt service. Management believes that the cash flow from operations, the proceeds from the sale of assets held for sale or other forms of long-term asset financing and/or leasing, supplemented by the availability of the revolving credit facility, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see "Capital Expenditures").

CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $3.6 million in the current year first two fiscal quarters as compared to the corresponding period of the prior year primarily due to a net unfavorable change in other assets and liabilities, partially offset by a favorable change in working capital accounts. The unfavorable change in other assets and liabilities is a result of an increase in certain liabilities in the prior year related to the sale of the 156 Northeastern stores and the Company's former manufacturing facility, as described above. The net favorable change in working capital was primarily due to the timing of payments to the issuers of money orders and an increase in trade accounts payable, coupled with a favorable change in accounts and notes receivable partially offset by an increase in the average store inventory required to support the increases in comparable store sales, as described above.


CAPITAL EXPENDITURES
The Company anticipates spending approximately $30 to $35 million, net of sale/leaseback transactions, for capital expenditures in fiscal year 1999 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations, implementing and/or upgrading office and store technology and meeting the Company's requirements to comply with federal and state underground gasoline storage tank regulations (see "Environmental Responsibility"). These capital expenditures will be funded primarily by cash generated from operations, the proceeds from the sale of certain assets held for sale as of August 1, 1998, and other forms of long-term equipment financing and/or leasing, supplemented by the availability of the senior revolving credit facility, if necessary.


ENVIRONMENTAL RESPONSIBILITY
The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of August 1, 1998, the Company had recorded an accrual of $5,147,000 for such costs, the majority of which are anticipated to be spent over the next one to five years.

The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of August 1, 1998, the Company had recorded a net state trust fund reimbursement receivable of $4,662,000. Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from the state environmental trust funds will be received within one to five years from the payment of the reimbursable assessment and remediation expenses.

In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $2.0 to $3.0 million in the aggregate through December 1998. These costs could be reduced for low volume retail gasoline locations closed in lieu of the capital cost of compliance.

The Company's estimate of costs to be incurred for environmental assessment and remediation and for required underground storage tank upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements or detection of unanticipated environmental conditions.

YEAR 2000 COMPUTER COSTS
During fiscal year 1998 the Company undertook the implementation of its store automation program. The first phase of this program was completed in fiscal year 1998 with the remaining two phases expected to be completed by the end of fiscal year 2000. The store automation program, when fully implemented, is expected to enhance accounting and management controls, improve retail margins through centralized retail pricing, improve inventory management and achieve efficiencies. In conjunction with the development of this and other systems, the Company has been addressing the functionality of all the Company's computer systems for the year 2000. The systems implemented by the Company are designed to be year 2000 compliant. The Company does not expect to incur significant costs in the future that would have material impact on Company's operating results. The Company is also in the process of reviewing the efforts being undertaken by its vendors and customers to become year 2000 compliant to ensure that no business interruption is experienced at the turn of the century. The Company is not currently aware of vendor or customer circumstances that may have a material adverse impact on the Company.

                           PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 25, 1998, the Company held its Annual Meeting of its stockholders. The following matters were voted on at the Annual Meeting:


         1. The election of Thomas W. Janes and Albert T. Adams as Class A Directors and Frank W. Barrett, Jr., Kermit Birchfield, Jr.,
            John W. Everets, Jr., Gregory G. Landry, and Robert B. Stein, Jr. as Class B Directors; and


         2. Amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock for which awards may be granted from 650,000 shares to 1,150,000 shares.


The following chart shows the number of votes cast for or against, as well as the number of abstentions and nonvotes, as to each matter voted on at the Annual Meeting:

                                       For     Against  Abstain  Nonvotes
                                     -------   -------  -------  --------

1. Election of Mr. Janes . . . . .   218,792    5,738      -        -

2. Election of Mr. Adams . . . . .   218,943    5,587      -        -

3. Election of Mr. Barrett . . . . 1,297,629   12,538      -        -

4. Election of Mr. Birchfield  . . 1,298,929   11,238      -        -

5. Election of Mr. Everets . . . . 1,298,929   11,238      -        -

6. Election of Mr. Landry  . . . . 1,298,929   11,238      -        -

7. Election of Mr. Stein . . . . . 1,298,929   11,238      -        -

8. Amendment to the Company's

      1995 Stock Option Plan . . .   897,927  102,821    1,361   532,588

Item 5.   OTHER INFORMATION.

          Pursuant to an amendment to Securities Exchange Act Rule 14a-4 (c)
(1) which became effective June 29, 1998, the persons acting under proxies solicited by this Company's Board of Directors in connection with the Company's 1999 annual meeting of stockholders will have discretionary authority to vote the shares represented thereby on any matter properly presented by a stockholder at such meeting that is not specifically set forth in the notice of such meeting if the Company does not have notice of such matter on or before April 15, 1999 (unless the date of the 1999 annual meeting is changed by more than 30 days from June 17, 1999 in which event such persons will have such discretionary authority if the Company does not have notice of such matter a reasonable time before the Company mails its proxy materials for such meeting).

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a) Exhibits:

             1. Exhibit (11) - Statement re Computation of Per-Share Earnings.
             2. Exhibit (27) - Financial Data Schedule.
                   Submitted in electronic format only.

          b) Reports on Form 8-K

             During the second quarter of fiscal year 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DAIRY MART CONVENIENCE STORES, INC.


DATE:   September 15, 1998                 /s/ Dale W. Fuller
                                           -------------------------------------
                                               Dale W. Fuller
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)