Form 10-Q
period 1998-10-31
DAIRY MART CONVENIENCE STORES INC
filed 1998-12-15
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended OCTOBER 31, 1998


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     SHARES OF CLASS A COMMON STOCK OUTSTANDING OCTOBER 31, 1998 - 3,177,587 SHARES OF CLASS B COMMON STOCK OUTSTANDING OCTOBER 31, 1998 - 1,521,799

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                               FOR THE THIRD FISCAL                FOR THE THREE FISCAL
                                                                    QUARTER ENDED                     QUARTERS ENDED
                                                             ---------------------------        ---------------------------
                                                             OCTOBER 31,      NOVEMBER 1,       OCTOBER 31,      NOVEMBER 1,
                                                                1998             1997              1998             1997

---------------------------------------------------------------------------------------------------------------------------

    Revenues . . . . . . . . . . . . . . . .                 $  126,183       $ 118,313         $  362,161        $ 394,410
                                                             ------------     -----------       ------------      ---------

    Cost of goods sold and expenses:
      Cost of goods sold . . . . . . . . . .                     88,721          86,095            257,754          288,195
      Operating and administrative expenses.                     33,658          30,163             94,803           96,667
      Interest expense . . . . . . . . . . .                      2,695           2,607              8,027            8,066
                                                             -----------      -----------       ------------      ---------

                                                                125,074         118,865            360,584          392,928
                                                             ------------     -----------       ------------      ---------

    Income (loss) before incomes taxes . . .                      1,109            (552)             1,577            1,482

    (Provision) benefit for income taxes . .                       (508)            242               (723)            (653)
                                                             -----------      -----------       ------------      ---------

      Net income . . . . . . . . . . . . . .                 $      601       $    (310)        $      854        $     829
------------------------------------------------------------ ---------------- ----------------- ----------------- ---------

    Earnings (loss) per share - Basic  . . .                 $     0.13       $   (0.07)        $     0.18        $    0.18

    Earnings (loss) per share - Diluted  . .                 $     0.13       $   (0.07)        $     0.18        $    0.17
------------------------------------------------------------ ---------------- ----------------- ----------------- ---------



   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                         OCTOBER 31, 1998         JANUARY 31, 1998
-------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:

    Cash . . . . . . . . . . . . . . . . . . . . . . .                     $      6,037             $     3,806
    Short-term investments . . . . . . . . . . . . . .                            2,543                   3,629
    Accounts and notes receivable. . . . . . . . . . .                           19,591                  14,970
    Inventory. . . . . . . . . . . . . . . . . . . . .                           19,370                  16,808
    Prepaid expenses and other current assets. . . . .                            1,648                   2,231
    Deferred income taxes. . . . . . . . . . . . . . .                              821                   1,048
                                                                           --------------           -----------
       Total current assets. . . . . . . . . . . . . .                           50,010                  42,492

    Assets Held For Sale . . . . . . . . . . . . . . .                           10,094                  10,715

    Property and Equipment, net. . . . . . . . . . . .                           88,703                  82,589

    Intangible Assets, net . . . . . . . . . . . . . .                           15,367                  16,017

    Other Assets, net. . . . . . . . . . . . . . . . .                           15,434                  13,291
                                                                           --------------           -----------

    Total assets . . . . . . . . . . . . . . . . . . .                     $    179,608             $   165,104
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

    Current maturities of long-term obligations. . . .                     $      3,353             $     2,056
    Accounts payable . . . . . . . . . . . . . . . . .                           39,835                  31,297
    Accrued expenses . . . . . . . . . . . . . . . . .                           15,483                  18,177
    Accrued interest . . . . . . . . . . . . . . . . .                            1,427                   3,567
                                                                           --------------           -----------
      Total current liabilities. . . . . . . . . . . .                           60,098                  55,097

 Long-Term Obligations, less current portion above . .                          104,186                  94,392

 Other Liabilities . . . . . . . . . . . . . . . . . .                            7,811                   9,170

 Stockholders' Equity:
    Preferred Stock (serial) . . . . . . . . . . . . .                              -                       -
    Class A Common Stock . . . . . . . . . . . . . . .                               37                      36
    Class B Common Stock . . . . . . . . . . . . . . .                               29                      29
    Paid-in capital. . . . . . . . . . . . . . . . . .                           31,015                  30,802
    Retained deficit . . . . . . . . . . . . . . . . .                           (8,563)                 (9,417)
    Treasury stock, at cost. . . . . . . . . . . . . .                          (15,005)                (15,005)
                                                                           -------------            ------------
       Total stockholders' equity. . . . . . . . . . .                            7,513                   6,445
                                                                           --------------           -----------

 Total liabilities and stockholders' equity. . . . . .                     $    179,608             $   165,104
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

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                  FOR THE THREE FISCAL QUARTERS ENDED
                                                                                  -----------------------------------

                                                                             OCTOBER 31, 1998            NOVEMBER 1, 1997
--------------------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . .                     $        854                $        829
    Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .                            8,008                       8,351
     Change in deferred income taxes . . . . . . . . . . .                              454                         435
     (Gain) loss on disposition of properties, net . . . .                              615                      (1,765)
     Net change in assets and liabilities:
       Accounts and notes receivable . . . . . . . . . . .                           (4,621)                     (3,492)
       Inventory . . . . . . . . . . . . . . . . . . . . .                           (2,562)                       (505)
       Accounts payable. . . . . . . . . . . . . . . . . .                            8,538                       3,655
       Accrued interest. . . . . . . . . . . . . . . . . .                           (2,140)                     (2,363)
       Other assets and liabilities. . . . . . . . . . . .                           (3,356)                      2,833
--------------------------------------------------------------------------------------------------------------------------------

 Net cash provided by operating activities . . . . . . . .                            5,790                       7,978
--------------------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:

    Purchase of and increase in short-term investments . .                            1,086                      (5,747)
    Purchase of property and equipment . . . . . . . . . .                          (37,174)                    (22,427)
    Proceeds from sale of property, equipment and
      assets held for sale . . . . . . . . . . . . . . . .                           22,056                      31,277
    Increase in long-term notes receivable . . . . . . . .                           (1,097)                       (419)
    Proceeds from collection of long-term notes receivable                              798                         639
    (Increase) decrease in intangibles and other assets. .                             (419)                      1,706
--------------------------------------------------------------------------------------------------------------------------------

 Net cash (used in) provided by investing activities . . .                          (14,750)                      5,029
--------------------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:

    Increase (decrease) in revolving loan, net . . . . . .                           12,800                     (10,280)
    Repayment of long-term obligations . . . . . . . . . .                           (1,823)                     (3,613)
    Issuance of common stock . . . . . . . . . . . . . . .                              214                         220
--------------------------------------------------------------------------------------------------------------------------------

 Net cash provided by (used in) financing activities . . .                           11,191                     (13,673)
--------------------------------------------------------------------------------------------------------------------------------

 Increase (decrease) in cash  . . . . . . . . . . . . . . . .                         2,231                        (666)
 Cash at beginning of fiscal year. . . . . . . . . . . . .                            3,806                       9,290
--------------------------------------------------------------------------------------------------------------------------------

 Cash at end of third fiscal quarter . . . . . . . . . . .                     $      6,037                $      8,624
--------------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)


The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on May 1, 1998.


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


2.       Changes in Capital Accounts
         ---------------------------

An analysis of the capital stock accounts for the first three fiscal quarters ended October 31, 1998 follows:

                                                                    COMMON STOCK
                                      -----------------------------------------------------------------------
                                      CLASS A SHARES       CLASS B SHARES                     PAID-IN CAPITAL
                                         ISSUED AT            ISSUED AT                          IN EXCESS OF
                                      $.01 PAR VALUE       $.01 PAR VALUE         AMOUNT            PAR VALUE
                                      --------------       --------------     ------------    ---------------
Balance January 31, 1998                 3,622,663            2,924,006          $  65,458     $  30,800,680
Employee stock purchase plan                17,174                   -                 172            64,026
Stock options exercised                     53,125                   -                 531           149,901
Exchange of Class B Shares
  for Class A Shares                         6,250               (6,250)                 -                 -
                                        ----------           ----------          ---------     --------------
Balance October 31, 1998                 3,699,212            2,917,756          $  66,161     $  31,014,607
                                        ----------           ----------          ---------     -------------

As of October 31, 1998, there were 521,625 shares of Class A Common Stock and 1,395,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $15,004,847, leaving 3,177,587 Class A shares and 1,521,799 Class B shares outstanding.


3.       Earnings (Loss) Per Share
         -------------------------

Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share was 4,681,970 and 4,618,126 for the third fiscal quarter ended October 31, 1998 and November 1, 1997, respectively, and 4,671,518 and 4,597,042 for the three fiscal quarters ended October 31, 1998 and November 1, 1997, respectively. The weighted average number of shares used in the calculation of diluted earnings per share was 4,729,095 and 4,618,126 for the third fiscal quarter ended October 31, 1998 and November 1, 1997, respectively, and 4,743,704 and 4,796,350 for the three fiscal quarters ended October 31, 1998 and November 1, 1997, respectively.


4.       Seasonality
         -----------

The results of operations for the first three fiscal quarters ended October 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.


5.       Unaudited Pro Forma Information
         -------------------------------

In fiscal year 1998, the Company sold 156 convenience store and gasoline locations in the northeastern United States for $39.1 million. The principal assets sold by the Company included inventories, convenience store and gasoline fixtures and equipment, land, buildings, and building and leasehold improvements. In fiscal year 1998, the Company also sold a former office and manufacturing facility in Ohio for $4.1 million. The resulting net pre-tax gain of $3.6 million recognized in the fiscal year ended January 31, 1998 has been excluded from the pro forma results shown below. The following unaudited pro forma information of the Company for the fiscal year ended January 31, 1998 and the first three fiscal quarters ended October 31, 1998, has been prepared assuming that the asset sales had occurred as of the beginning of the fiscal year ended January 31, 1998. The unaudited pro forma information is not necessarily indicative of the results which would have been reported if the transaction had occurred at the beginning of the fiscal year ended January 31, 1998, or which may be reported in the future. The unaudited pro forma information reflects the exclusion, for both fiscal periods shown, of historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited pro forma information reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale of assets had been received at the beginning of the fiscal year ended January 31, 1998, and also reflects the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited pro forma information is as follows:


                                                                                  (Unaudited)

                                                              (in thousands, except per share amounts)


                                                             FOR THE THREE FISCAL               FOR THE FISCAL
                                                                QUARTERS ENDED                    YEAR ENDED
                                                             --------------------               --------------

                                                                  OCTOBER 31,                     JANUARY 31,
                                                                    1998                             1998
--------------------------------------------------------------------------------------------------------------------------------

  Revenues. . . . . . . . . . . . . . .                        $     362,161                    $     459,348
                                                               ---------------                  -------------

  Income (loss) before income taxes . .                                1,577                           (6,358)
                                                               ---------------                  --------------

  Net income (loss) . . . . . . . . . .                        $         854                    $      (4,519)
--------------------------------------------------------------------------------------------------------------------------------

  Earnings (loss) per share - Basic . .                        $        0.18                    $       (0.98)

  Earnings (loss) per share - Diluted .                        $        0.18                    $       (0.98)
--------------------------------------------------------------------------------------------------------------------------------

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

               Supplemental Consolidating Statement of Operations
              for the Three Fiscal Quarters Ended October 31, 1998




                                                  Parent       Guarantor
                                                  Company     Subsidiaries         FINOP       Eliminations     Consolidated
                                                  -------     ------------         -----       ------------     ------------


Revenues. . . . . . . . . . . . . . . .           $    76       $ 361,750        $     335       $     -          $ 362,161

Cost of goods sold and expenses:
  Cost of goods sold. . . . . . . . . .                -          257,754               -              -            257,754
  Operating and administrative expenses               201          94,586               16             -             94,803
  Interest expense. . . . . . . . . . .             7,326             456              245             -              8,027
                                                 ----------------------------------------------------------------------------

                                                    7,527         352,796              261             -            360,584
                                                 ----------------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income of consolidated
   subsidiaries . . . . . . . . . . . .            (7,451)          8,954               74             -              1,577

Benefit from (provision for)
    income taxes. . . . . . . . . . . .             3,428          (4,117)             (34)            -               (723)
                                                                                                        -
                                                 ----------------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries            (4,023)          4,837               40             -                854

Equity in income of consolidated
  subsidiaries. . . . . . . . . . . . .             4,877              40               -          (4,917)                -
                                                 ----------------------------------------------------------------------------

    Net income. . . . . . . . . . . . .           $   854       $   4,877        $      40       $ (4,917)        $     854
=============================================================================================================================

                    Supplemental Consolidating Balance Sheets
                             as of October 31, 1998
                                 (in thousands)



                                                   Parent         Guarantor
                                                   Company       Subsidiaries       FINOP      Eliminations       Consolidated
                                                   -------       ------------       -----      ------------       ------------

ASSETS

Current Assets:
   Cash . . . . . . . . . . . . . . . .           $     100       $    5,785       $     152      $      -        $    6,037
   Short-term investments . . . . . . .                  -                 3           2,540             -             2,543
   Accounts and notes receivable. . . .                 890           18,128             573             -            19,591
   Inventory. . . . . . . . . . . . . .                  -            19,370              -              -            19,370
   Prepaid expenses and other
     current assets . . . . . . . . . .                  15            1,633              -              -             1,648
   Deferred income taxes. . . . . . . .                 953             (132)             -              -               821
                                               --------------------------------------------------------------------------------
     Total current assets . . . . . . .               1,958           44,787           3,265             -            50,010

Assets Held For Sale. . . . . . . . . .                  -            10,094              -              -            10,094
Property and Equipment, net . . . . . .                  -            88,703              -              -            88,703
Intangible Assets, net. . . . . . . . .                  -            15,367              -              -            15,367
Other Assets, net . . . . . . . . . . .               1,552           12,106           1,776             -            15,434
Investment in and Advances to
   subsidiaries . . . . . . . . . . . .             129,291            1,828             297       (131,416)              -
                                               --------------------------------------------------------------------------------

Total assets. . . . . . . . . . . . . .           $ 132,801       $  172,885       $   5,338      $(131,416)      $  179,608
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term
     obligations. . . . . . . . . . . .           $   3,094       $      259       $      -       $      -        $    3,353
   Accounts payable . . . . . . . . . .              20,235           19,600              -              -            39,835
   Accrued expenses . . . . . . . . . .                 170           15,301              12             -            15,483
   Accrued interest . . . . . . . . . .               1,356               -               71             -             1,427
                                               --------------------------------------------------------------------------------
     Total current liabilities. . . . .              24,855           35,160              83             -            60,098
                                               --------------------------------------------------------------------------------

Long-Term Obligations, less
   current portion above. . . . . . . .             100,433              623           3,130             -           104,186
Other Liabilities . . . . . . . . . . .                  -             7,811              -              -             7,811
Stockholders' Equity. . . . . . . . . .               7,513          129,291           2,125       (131,416)           7,513
                                               --------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity . . . . . . . .           $ 132,801       $  172,885       $   5,338      $(131,416)      $  179,608
===============================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
              for the Three Fiscal Quarters Ended October 31, 1998


                                                  Parent         Guarantor
                                                  Company        Subsidiaries       FINOP       Eliminations     Consolidated
                                                  -------        ------------       -----       ------------     ------------

Net cash provided by (used in)
operating activities . . . . . . . . . .          $  (1,589)     $    7,287       $      92      $      -         $     5,790
                                               --------------------------------------------------------------------------------

Cash flows from investing activities:                                                                   -
  Decrease in short-term investments . .                 -               -            1,086             -               1,086
  Purchase of property and equipment .                   -          (37,174)             -              -             (37,174)
  Net proceeds from sale of property,
    equipment and assets held for sale                   -           22,056              -              -              22,056
  Investment in and advances to
    subsidiaries . . . . . . . . . . .              (10,486)         10,646            (160)            -                  -
  Increase in long-term notes
    receivables. . . . . . . . . . . .                   -           (1,097)             -              -              (1,097)
  Proceeds from collection of
    long-term receivables. . . . . . .                   -              798              -              -                 798
  Increase in intangibles and
    other assets . . . . . . . . . . .                 (355)            (64)             -              -                (419)
                                               --------------------------------------------------------------------------------
Net cash provided by (used by)
  investing activities . . . . . . . .              (10,841)         (4,835)            926             -             (14,750)
                                               --------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of long-term obligations. .                   -               -               -              -                  -
  Increase in revolving loan, net. . .               12,800              -               -              -              12,800
  Repayment of long-term obligations .                 (484)           (239)         (1,100)            -              (1,823)
  Issuance of common stock . . . . . .                  214              -               -              -                 214
                                               --------------------------------------------------------------------------------

Net cash provided by (used in)
  financing activities . . . . . . . .               12,530            (239)         (1,100)            -              11,191
                                               --------------------------------------------------------------------------------

Increase (decrease) in cash  . . . . .                  100           2,213             (82)            -               2,231
Cash at beginning of fiscal year . . .                   -            3,572             234             -               3,806
                                               --------------------------------------------------------------------------------

Cash at end of third fiscal quarter. .            $     100      $    5,785       $     152      $      -         $     6,037
================================================================================================================================

               Supplemental Consolidating Statement of Operations
              for the Three Fiscal Quarters Ended November 1, 1997
                                 (in thousands)


                                                    Parent     Guarantor
                                                    Company    Subsidiaries        FINOP       Eliminations     Consolidated
                                                    -------    ------------        -----       ------------     ------------


Revenues . . . . . . . . . . . . . . .            $  1,098       $ 392,977        $    335       $      -         $ 394,410

Cost of goods sold and expenses:
  Cost of goods sold . . . . . . . . .                  -          288,195              -               -           288,195
  Operating and administrative expenses                204          96,439              24              -            96,667
  Interest expense . . . . . . . . . .               7,308             494             264              -             8,066
                                                --------------------------------------------------------------------------------
                                                     7,512         385,128             288              -           392,928

  Income (loss) before income taxes
    and equity in income of
    consolidated subsidiaries. . . . .              (6,414)          7,849              47              -             1,482

  Benefit from (provision for)
    income taxes . . . . . . . . . . .               2,822          (3,454)            (21)             -              (653)
                                                --------------------------------------------------------------------------------

    Income (loss) before equity in
      income of consolidated
      subsidiaries . . . . . . . . . .              (3,592)          4,395              26              -               829

   Equity in income of
      consolidated subsidiaries. . . .               4,421              26              -           (4,447)              -
                                                --------------------------------------------------------------------------------

        Net income . . . . . . . . . .            $    829       $   4,421        $     26       $  (4,447)       $     829
================================================================================================================================

                    Supplemental Consolidating Balance Sheets
                             as of January 31, 1998
                                 (in thousands)


                                                  Parent         Guarantor
                                                  Company       Subsidiaries       FINOP       Eliminations      Consolidated
                                                  -------       ------------       -----       ------------      ------------


ASSETS

Current Assets:
   Cash . . . . . . . . . . . . . . . .           $     -        $    3,572       $     234             -         $    3,806
   Short-term investments . . . . . . .                 -                 3           3,626             -              3,629
   Accounts and notes receivable. . . .              1,254           13,040             676             -             14,970
   Inventory. . . . . . . . . . . . . .                 -            16,808              -              -             16,808
   Prepaid expenses and other
     current assets . . . . . . . . . .                 69            2,162              -              -              2,231
   Deferred income taxes. . . . . . . .                852              196              -              -              1,048
                                                --------------------------------------------------------------------------------
     Total current assets . . . . . . .              2,175           35,781           4,536             -             42,492
                                                --------------------------------------------------------------------------------

Assets Held For Sale. . . . . . . . . .                 -            10,715              -              -             10,715
Property and Equipment, net . . . . . .                 -            82,589              -              -             82,589
Intangible Assets, net. . . . . . . . .                 -            16,017              -              -             16,017
Other Assets, net . . . . . . . . . . .              1,580            9,929           1,782             -             13,291
Investment in and Advances to
   Subsidiaries . . . . . . . . . . . .            118,672            1,948             137       (120,757)               -
                                                --------------------------------------------------------------------------------

Total assets. . . . . . . . . . . . . .           $122,427       $  156,979       $   6,455      $(120,757)       $  165,104
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current maturities of
     long-term obligations. . . . . . .           $    637       $      319       $   1,100      $      -         $    2,056
   Accounts payable . . . . . . . . . .             20,138           11,159              -              -             31,297
   Accrued expenses . . . . . . . . . .              1,297           16,857              23             -             18,177
   Accrued interest . . . . . . . . . .              3,450               -              117             -              3,567
                                                --------------------------------------------------------------------------------
     Total current liabilities. . . . .             25,522           28,335           1,240             -             55,097
                                                --------------------------------------------------------------------------------

Long-Term Obligations, less
   current portion above. . . . . . . .             90,460              802           3,130             -             94,392
Other Liabilities . . . . . . . . . . .                 -             9,170              -              -              9,170
Stockholders' Equity. . . . . . . . . .              6,445          118,672           2,085        (120,757)           6,445
                                                --------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity . . . . . . . .           $122,427       $  156,979        $  6,455      $ (120,757)      $  165,104
================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                  for the Three Quarters Ended November 1, 1997
                                 (in thousands)



                                                   Parent       Guarantor
                                                   Company      Subsidiaries       FINOP       Eliminations      Consolidated
                                                   -------      ------------       -----       ------------      ------------


Net cash (used in) provided by operating
activities . . . . . . . . . . . . . .            $  (577)       $    8,283       $    272       $      -         $   7,978
                                               --------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of and increase in
    short-term investments . . . . . .                  -            (4,905)          (842)             -            (5,747)
  Purchase of property and equipment .                  -           (22,427)            -               -           (22,427)
  Net proceeds from sale of property,
    equipment and assets held for sale                  -            31,277             -               -            31,277
  Investment in and advances to
    subsidiaries . . . . . . . . . . .             15,631           (16,420)           789              -                -
  Increase in long-term notes
    receivables. . . . . . . . . . . .                  -              (419)            -               -              (419)
  Proceeds from collection of
    long-term receivables. . . . . . .                  -               429            210              -               639
  Decrease in intangibles and
    other assets . . . . . . . . . . .                 29             1,671              6              -             1,706
                                               --------------------------------------------------------------------------------

Net cash provided by (used in)
  investing activities . . . . . . . .             15,660           (10,794)           163              -             5,029
                                               --------------------------------------------------------------------------------

Cash flows from financing activities:
  Decrease in revolving loan, net. . .            (10,280)               -              -               -           (10,280)
  Repayment of long-term obligations .             (1,913)           (1,700)            -               -            (3,613)
  Issuance of common stock . . . . . .                220                -              -               -               220
                                               --------------------------------------------------------------------------------
Net cash used in financing
  activities . . . . . . . . . . . . .            (11,973)           (1,700)            -               -           (13,673)
                                               --------------------------------------------------------------------------------

Increase (decrease) in cash. . . . . .              3,110            (4,211)           435              -              (666)
Cash at beginning of fiscal year . . .                100             8,018          1,172              -             9,290
                                               --------------------------------------------------------------------------------

Cash at end of third fiscal quarter. .            $ 3,210        $    3,807       $  1,607       $      -         $   8,624
===============================================================================================================================

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS

During fiscal year 1998, the Company sold 156 convenience store and retail gasoline locations based in the northeastern United States for $39.1 million. The Company also sold a former office and manufacturing facility for $4.1 million. The following discussion and analysis of Results of Operations is based on unaudited Pro Forma Consolidated Statements of Operations, as shown below, for the current year first three fiscal quarters and current year third fiscal quarter as compared to the corresponding periods of the prior fiscal year. The unaudited Pro Forma Consolidated Statements of Operations as presented below reflect exclusion, for all comparative fiscal periods shown, of the historical revenues, cost of goods sold, operating expenses, direct and indirect administrative expenses, and the pre-tax gain associated with the assets sold. Additionally, the unaudited Pro Forma Consolidated Statements of Operations reflect the elimination of historical interest expense related to the debt retired based on the assumption that proceeds from the asset sales had been received as of the beginning of the prior fiscal year, and also reflect the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited Pro Forma Consolidated Statements of Operations for the comparative third fiscal quarter and the first three fiscal quarters are as follows:

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                FOR THE THIRD FISCAL              FOR THE THREE FISCAL
                                                                    QUARTER ENDED                    QUARTERS ENDED
                                                                --------------------              --------------------

                                                             OCTOBER 31,      NOVEMBER 1,       OCTOBER 31       NOVEMBER 1,
                                                                1998             1997              1998              1997
----------------------------------------------------------------------------------------------------------------------------

Revenues . . . . . . . . . . . . . . . . . .                 $  126,183       $ 118,297         $  362,161        $ 352,346
                                                             ------------     -----------       ------------      ---------

    Cost of goods sold and expenses:
      Cost of goods sold . . . . . . . . . .                     88,721          86,018            257,754          256,678
      Operating and administrative expenses.                     33,658          30,273             94,803           89,676
      Interest expense . . . . . . . . . . .                      2,695           2,606              8,027            7,784
                                                             -----------      -----------       ------------      ---------
                                                             $  125,074       $ 118,897         $  360,584        $ 354,138
                                                             -----------      -----------       ------------      ---------

    Income (loss) before incomes taxes . . .                      1,109            (600)             1,577           (1,792)

    (Provision) benefit for income taxes . .                       (508)            264               (723)             788
                                                             -----------      -----------       ------------      ---------

      Net income (loss). . . . . . . . . . .                 $      601       $    (336)        $      854        $  (1,004)
----------------------------------------------------------------------------------------------------------------------------

    Earnings (loss) per share - Basic  . . .                 $     0.13       $   (0.07)        $     0.18        $   (0.22)

    Earnings (loss) per share - Diluted  . .                 $     0.13       $   (0.07)        $     0.18        $   (0.22)
----------------------------------------------------------------------------------------------------------------------------




REVENUES

Revenues for the current year first three fiscal quarters increased by $9.9 million from the prior year first three fiscal quarters, and revenues for the current year third fiscal quarter increased by $7.9 million from the prior year third fiscal quarter. A summary of revenues by functional area for the comparative third fiscal quarter and the first three fiscal quarters is as follows:

                                                  FOR THE THIRD FISCAL                     FOR THE THREE FISCAL
                                                     QUARTERS ENDED                           QUARTER ENDED
                                               ---------------------------            ----------------------------
                                               OCTOBER 31,      NOVEMBER 1,             OCTOBER 31,     NOVEMBER 1,
(IN MILLIONS)                                      1998             1997                    1998            1997
--------------------------------------------------------------------------            ----------------------------
CONVENIENCE STORES                             $     80.8         $  73.9               $    236.5       $   216.9
GASOLINE                                             41.9            43.1                    121.3           132.9
OTHER                                                 3.5             1.3                      4.4             2.5
                                               --------------------------               --------------------------
          TOTAL                                $    126.2         $ 118.3               $    362.2       $   352.3
                                               ==========================               ==========================



Convenience store revenues increased $19.6 million, or 9.0%, in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and convenience store revenues for the current year third fiscal quarter increased by $6.9 million, or 9.3%, as compared to the prior year third fiscal quarter. These increases were primarily due to increases in comparable company-operated store sales. The increase in comparable company-operated store sales in the current year three fiscal quarters was 9.4%, and the increase in comparable company-operated store sales for the current year third fiscal quarter was 8.6%. In addition to these increases in comparable company-operated store sales, the Company has opened sixteen new stores in the last twelve months. These increases are partially offset by the closure and/or sale of 35 underperforming stores in the last twelve months. Although the reduction in stores has a negative impact on revenues, it does not have a material adverse effect on results of operations, because the majority of these stores closed and/or sold had been operating at a loss.

Gasoline revenues decreased $11.6 million in the current year first three fiscal quarters as compared to the prior year first three quarters, and gasoline revenues for the current year third fiscal quarter decreased $1.2 million as compared to the prior year third fiscal quarter. The decrease in gasoline revenues for the first three fiscal quarters was due to a decrease in the average selling price of gasoline of 16.0 cents per gallon, partially offset by an increase in total gallons sold of 7.0 million. The decrease in gasoline revenue for the third fiscal quarter was due to a decrease in the average selling price of gasoline of 18.5 cents per gallon, partially offset by an increase in total gallons sold of 6.0 million.

GROSS PROFITS

Gross profits for the current year first three fiscal quarters increased $8.7 million from the prior year first three fiscal quarters, and gross profits for the current year third fiscal quarter increased $5.2 million from the prior year third fiscal quarter. A summary of the gross profits by functional area for the comparative third fiscal quarter and the first three fiscal quarters is as follows:


                                                 FOR THE THIRD FISCAL          FOR THE THREE FISCAL
                                                      QUARTER ENDED               QUARTERS ENDED
                                              ---------------------------     ------------------------
                                              OCTOBER 31,     NOVEMBER 1,     OCTOBER 31,  NOVEMBER 1,
           (IN MILLIONS)                          1998           1997             1998         1997
           --------------------------------------------------------------     ------------------------
           CONVENIENCE STORES                  $    28.9     $       26.3      $   85.4      $  78.5
           GASOLINE                                  5.1              4.7          14.6         14.7
           OTHER                                     3.5              1.3           4.4          2.5
                                               ---------------------------     ---------------------
            TOTAL                              $    37.5     $       32.3      $  104.4      $  95.7
                                               ===========================     =====================


Convenience store gross profits increased by $6.9 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and convenience store gross profits increased $2.6 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter. These increases are primarily due to the increase in comparable store sales, as described above.

Gasoline gross profits decreased $0.1 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and gasoline gross profits increased $0.4 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter. The decrease in the current year first three fiscal quarters was due to a decrease in gasoline gross profit of 0.7 cents per gallon as compared to the prior year first three fiscal quarters, offset by an increase in gasoline gallons sold, as described above. The increase in the current year third fiscal quarter was primarily due to an increase in gasoline gallons sold of 6.0 million as compared to the prior year third fiscal quarter, partially offset by a decrease in gasoline gross profit of
0.6 cents per gallon.

Other gross profits increased by $1.9 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and other gross profits increased $2.2 million in the current year third fiscal quarter. These increases were primarily a result of a fee due the Company of $3.0 million on the termination of a long-term ATM agreement. The Company's former partner in the agreement has agreed to the termination fee in lieu of its ongoing payment obligations under the agreement which were approximately $130,000 per month. These increases were partially offset by the recognition in the prior year third fiscal quarter of $0.6 million in interest income associated with the retirement of the note receivable from DM Associates
Limited Partnership.


OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses for the current year first three fiscal quarters increased $5.1 million from the prior year first three fiscal quarters, and operating and administrative expenses for the current year third fiscal quarter increased $3.4 million from the prior year third fiscal quarter. The increase in the current year first three fiscal quarters was primarily due to higher store labor and depreciation expenses and certain expenses related to the relocation of the Company's information processing center from Connecticut to Ohio, partially offset by lower environmental remediation-related expense. The increase in the current year third fiscal quarter was primarily due to higher store labor and depreciation expenses and certain expenses related to the relocation of the Company's information processing center.


INTEREST EXPENSE AND TAXES

Pro forma interest expense increased $0.2 million in the current year first three fiscal quarters as compared to the prior year first three fiscal quarters, and interest expense increased $0.1 million in the current year third fiscal quarter as compared to the prior year third fiscal quarter. The increase in interest expense is a result of the Company's increased borrowings under its revolving line of credit.

The effective tax rate for the Company was a provision of 46% for both the current year first three fiscal quarters and the current year third fiscal quarter, respectively, and a benefit of 44% for each of the corresponding periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates substantial operating cash flow since most of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term obligations. In May 1998 the Company received a $47.2 million forward commitment that provides real estate sale/leaseback or mortgage financing on a long-term basis. Additionally, the Company has a $30.0 million senior revolving credit facility with $15.0 million available for issuance of letters of credit. The Company uses the revolving line of credit to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. As of October 31, 1998, the Company had $12.8 million in outstanding revolving credit loans and had $7.9 million in outstanding letters of credit.

The capital expenditures of the Company during the first three quarters of fiscal year 1999 were funded by the borrowings under the Company's revolving line of credit, proceeds from real estate sale/leasebacks, and excess operating cash flow available after debt service. Management believes that the cash flow from operations, the proceeds from the sale of assets held for sale or other forms of long-term asset financing and/or leasing, supplemented by the availability of the revolving credit facility, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives in its retail operations (see "Capital Expenditures").


CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities decreased $2.2 million in the current year first three fiscal quarters as compared to the corresponding period of the prior year primarily due to a net unfavorable change in other assets and liabilities, partially offset by a change in working capital accounts. The unfavorable change in other assets and liabilities is a result of an increase in certain liabilities in the prior year related to the sale of the 156 Northeastern stores and the Company's former manufacturing facility, as described above. The net favorable change in working capital was primarily due to the timing of payments to the issuers of money orders and an increase in trade accounts payable, partially offset by an increase in the average store inventory required to support the increases in comparable store sales, as described above, and an increase in accounts and notes receivable.


CAPITAL EXPENDITURES

The Company anticipates spending approximately $20 to $25 million, net of sale/leaseback transactions, for capital expenditures in fiscal year 1999 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations, implementing and/or upgrading office and store technology and meeting the Company's requirements to comply with federal and state underground gasoline storage tank regulations (see "Environmental Responsibility"). These capital expenditures will be funded primarily by excess cash generated from operations, the proceeds from the sale of certain assets held for sale as of October 31, 1998 and other forms of long-term equipment financing and/or leasing, supplemented by the availability of the senior revolving credit facility, if necessary.


ENVIRONMENTAL RESPONSIBILITY

The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. As of October 31, 1998, the Company had recorded an accrual of $5,057,000 for such costs, the majority of which are anticipated to be spent over the next one to five years.

The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such trust funds. As of October 31, 1998, the Company had recorded a net state trust fund reimbursement receivable of $4,579,000. Although there are no assurances as to the timing, the Company believes that it is probable that reimbursements from the state environmental trust funds will be received within one to five years from the payment of the reimbursable assessment and remediation expenses.

In addition, the Company estimates that future capital expenditure requirements to comply with federal and state underground gasoline storage tank regulations will be approximately $1.0 to $2.0 million in the aggregate through December 1998. These costs could be reduced for low volume retail gasoline locations closed in lieu of the capital cost of compliance.

The Company's estimate of costs to be incurred for environmental assessment and remediation and for required underground storage tank upgrading and other regulatory compliance are based on factors and assumptions that could change due to modifications of regulatory requirements or detection of unanticipated environmental conditions.


YEAR 2000 COMPUTER COSTS

During fiscal year 1998 the Company undertook the implementation of its store automation program in order to link its retail stores, which were previously not automated, to the home office. The first phase of this program was completed in fiscal year 1998, with the remaining two phases expected to be completed by the end of fiscal year 2000. The store automation program, when fully implemented, is expected to enhance accounting and management controls, improve retail margins through centralized retail pricing, improve inventory management and achieve efficiencies. In conjunction with the development of this and other systems, the Company has been addressing the functionality of all the Company's computer systems for the year 2000. The new systems implemented by the Company are designed to be year 2000 compliant. The Company is also in the process of evaluating the year 2000 compliance of various non-information technology systems. Because the implementation and timing of the automation project were not affected by year 2000 concerns, the Company does not consider the costs of this project to be related to year 2000 compliance. The Company does not expect to incur significant additional costs in the future that would have material impact on Company's operating results.

The Company is also in the process of reviewing the efforts being undertaken by its third party suppliers and vendors to become year 2000 compliant to ensure that no business interruption is experienced at the turn of the century. The Company has sent questionnaires to all of its material vendors to ascertain their state of year 2000 readiness and is in the process of receiving and evaluating their responses. The Company hopes to complete its assessment of its supplier and vendor year 2000 compliance in the next quarter.

Due to the Company's ongoing efforts to assess the year 2000 readiness of suppliers and vendors, the Company is unable to determine a reasonable worst case scenario at this time. Although currently considered unlikely, a material interruption in the Company's business could result from the failure of the Company's primary suppliers and vendors to receive orders and deliver goods and services. The Company will determine whether a contingency plan is needed after it has evaluated responses to its vendor and customer questionnaires.

BUSINESS OUTLOOK

Statements contained in this 10-Q that are not historical facts, including those relating to future financial performance, capital expenditures, estimated costs for environmental remediation, and year 2000 compliance, may constitute forward-looking statements with respect to Dairy Mart's future performance. Forward-looking statements are generally identified by the words "anticipate," "believe," "expect," "plan," "intend," "should," "estimate," and similar expressions. Factors that could cause actual results to differ materially from those in the forward-looking statements include competition, general economic conditions, the availability of capital, the ability to obtain suitable locations for new stores, construction delays, the ability to attract and retain key personnel and other factors disclosed in this 10-Q and Dairy Mart's other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION




Item 5.  OTHER INFORMATION.

         Pursuant to an amendment to Securities Exchange Act Rule 14a-4 ( c )(1) which became effective June 29, 1998, the persons acting under proxies solicited by the Company's Board of Directors in connection with the Company's 1999 annual meeting of stockholders will have discretionary authority to vote the shares represented thereby on any matter properly presented by a stockholder at such meeting that is not specifically set forth in the notice of such meeting if the Company does not have notice of such matter on or before April 15, 1999 (unless the date of the 1999 annual meeting is changed by more than 30 days from June 17, 1999 in which event such persons will have such discretionary authority if the Company does not have notice of such matter a reasonable time before the Company mails its proxy materials for such meeting).



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               a)     Exhibits:

                       1.   Exhibit (11)- Statement re Computation of Per-Share
                               Earnings.
                       2.   Exhibit (27) - Financial Data Schedule.
                               Submitted in electronic format only.

               b)      Reports on Form 8-K

              During the third quarter of fiscal year 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DAIRY MART CONVENIENCE STORES, INC.




DATE:   December 15, 1998                /s/  Dale W. Fuller
                                         ---------------------------------------
                                         Dale W. Fuller
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)