Form 10-K
period 1999-01-30
DAIRY MART CONVENIENCE STORES INC
filed 1999-04-30
CIK 721675

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   (Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the fiscal year ended JANUARY 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 26, 1999, 3,222,598 shares of Class A Common Stock and 1,485,199 shares of Class B Common Stock were outstanding, and the aggregate market value of both classes of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $13,937,741.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Portions of Registrant's 1999 definitive proxy statement to be filed pursuant to Registration 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

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

GENERAL

Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart") operate one of the nation's largest regional convenience store chains. Founded in 1957, the Company operates or franchises 618 stores under the "Dairy Mart" name in seven states located in the Midwest and Southeast United States. 282 stores sell gasoline and 141 stores are franchised.

During fiscal year 1998, the Company sold 156 convenience store and retail gasoline locations in Connecticut, Rhode Island, Massachusetts and New York to the DB Companies, Inc., a Rhode Island-based convenience store operator and gasoline wholesaler and retailer for approximately $39.1 million.

Dairy Mart stores offer a wide range of products and services which cater to the convenience needs of its customers, including milk, ice cream, groceries, beverages, snack foods, candy, deli products, publications, health and beauty care aids, tobacco products, select highly consumable general merchandise, lottery tickets, money orders and select customer focused services. The stores are typically located in densely populated, suburban areas on sites which are easily accessible to customers and provide ample parking. Dairy Mart stores are generally free standing structures which are well-lit and are designed to encourage customers to purchase high profit margin products, such as deli items, coffee, fountain drinks and other fast food items.

The Company is incorporated in Delaware and maintains its principal executive offices at One Dairy Mart Way, 300 Executive Parkway West, Hudson, Ohio 44236. The Company's telephone number is (330) 342-6600.

STORES

The Company's stores are generally located in suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. 282 locations also sell gasoline, which the Company believes is an important convenience for customers. Shelving and displays, including refrigeration units, deli and other fast food counters and displays, are designed to encourage customers to purchase high profit margin products including impulse purchase items such as candy, fountain drinks and ice cream novelties. All of the Company's stores also offer extended hours for additional convenience, with over one-half of the stores open 24 hours per day. A typical Dairy Mart store ranges between 2,400 and 3,800 square feet and is a free standing structure.

As of January 30, 1999, the Company operated and franchised retail convenience stores in the following states:


                                                        Number of
                                                        Stores
                                                        ---------
Ohio                                                          388
Kentucky                                                      129
Michigan                                                       32
Pennsylvania                                                   30
Indiana                                                        20
Tennessee                                                      13
North Carolina                                                  6
                                                              ---
   Total Stores                                               618
                                                              ---


The following table shows the number of Company and franchise stores that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:


                                January 30, 1999                January 31, 1998                February 1, 1997
                          ------------------------------  ------------------------------  ------------------------------
                          Company     Franchise            Company    Franchise            Company    Franchise
                          Operated    Operated    Total    Operated   Operated    Total    Operated   Operated    Total
                          ---------- ----------- -------  ---------  ----------  -------  ---------  ----------  -------

At beginning of period      469         158        627      543          268        811       587         290       877

Opened or acquired           25           -         25        7            -          7         9           -         9

Closed or sold              (16)        (18)       (34)     (89)        (102)      (191)      (55)        (20)      (75)

Transferred (net)            (1)          1          0        8           (8)         -         2          (2)        -
                           -----      ------     ------    -----       ------     ------    ------      ------    ------

At end of period            477         141        618      469          158        627       543         268       811
                           =====      ======     ======    =====       ======     ======    ======      ======    ======



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

The Company evaluates the performance of each of its stores in order to determine its contribution to the Company's overall profitability. Management determines a minimum acceptable level of store performance required for a store to be eligible for on-going capital expenditures and/or lease option renewal or renegotiation. Accordingly, in fiscal year 1999, the Company closed 21 of its retail facilities because of their inability to meet the Company's economic and non-economic criteria for long-term stability and growth. An additional 13 stores were sold to independent operators in fiscal year 1999.

NEW STORES

A major component of the Company's growth strategy is to continue to build new stores and increase gasoline sales. During fiscal year 1999, the Company opened twenty-five new 3,800 square-foot-stores, all which offer gasoline through modern facilities which include credit card readers in the gasoline dispensers.

The Company plans to accelerate the pace of new store development during fiscal year 2000, with a target of up to 40 new stores by the end of fiscal year 2000. The Company believes adequate sources of financing will continue to be available to support new store development.

TECHNOLOGICAL UPGRADE

During fiscal year 1999, the Company entered the final 18-month phase of its chain-wide, reengineering project that included installation of a new Unix-based host accounting system, new point-of-sale (POS) devices, new fueling automation systems, new laptop computers for managers, and computers for store-based customer service managers.

RETAIL AUTOMATION IMPLEMENTATION


                                                                   ACTUAL/PROJECTED COMPLETION
                                                          ---------------------------------------------
PHASE/INITIATIVE                                            FY'98       FY'99      FY'00       FY'01
-------------------------------------------------------------------------------------------------------

Phase I:   POS Rollout                                       100%
Phase II:  Implement Host Accounting System                             100%
Phase III: Implement Store-Level Computer
           Systems                                                      100%

Phase IV:  Implement Centralized Automated
           Pricebook                                                     25%         75%

Phase V:   Implement Evolution Initiatives
           * Payroll Time & Attendance                                              100%
           * Process Payroll from Money Order
             Device                                                                  50%         50%

           * Computer Assisted Ordering                                              30%         70%

Phases one, two and three provided a new foundation for store accounting and management reporting. The new host system is driven by the concept of centralized store control. This allows for the collection and distribution of more detailed and timely information from store operations and provides the basis for the formation and implementation of improved merchandising strategies.

Phase four, the implementation of a centralized automated pricebook, allows the definition of market zones and the management of a retail pricing strategy from the corporate office. The implementation of a centralized automated pricebook is expected to improve retail margins through increased accuracy of retail pricing and verification of agreed upon vendor costs. Additionally, the pricebook is expected to save data entry time, reduce data entry errors, and provide greater control over store merchandise inventory.

GASOLINE OPERATIONS

Gasoline sales accounted for approximately 34% of total revenue in fiscal year 1999, 38% for fiscal year 1998 and 42% in fiscal year 1997. As of January 30, 1999, 282 stores sold gasoline.

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

In an effort to provide name-brand recognition, the Company entered into a long term agreement with Chevron U.S.A. Products Company in August 1998, to sell branded gasoline at approximately fifty eight of its locations in Kentucky and Southern Indiana. The Company finished conversion of these stores during the fourth quarter of fiscal year 1999. During fiscal year 2000, the Company expects to finalize the appropriate major-oil brand affiliation for most of its gasoline dispensing stores in Ohio and Michigan. Branding the Company's gasoline assets has improved the overall quality of these assets and is considered important in attracting new customers who prefer to purchase major-oil branded gasoline. Branding also offers the Company access to the credit card base of the branding partner, whose branded customers tend to purchase higher octane fuels that carry a higher gross margin.

Gasoline profit margins have a significant impact on the Company's income. Such profit margins could be adversely influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market due to supply interruptions. In addition, gasoline profit margins are continually influenced by competition in each local market area.

PRODUCT SELECTION

All stores generally offer more than 3,000 core food and non-food convenience items featuring well-known national brand names, as well as the Company's private label products. Food items include a wide variety of products, including canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, cappuccino, hot dogs, deli meats and deli sandwiches and similar foods. General merchandise available includes gasoline (at 282 stores), cigarettes, health and beauty aids, publications, lottery tickets and money orders.

The Company has installed branded food service which carries a relatively higher gross profit margin, at 29 store locations, including 19 Taco Bells(R), 1 Pizza Hut(R) and 8 Subways(R). The Company opened five branded food service locations, during fiscal year 1999. The Company has entered into an exclusive agreement with Restaurants Developers Corporation to develop Mr. Hero quick-serve restaurants in selected stores in most of Ohio and all of Kentucky. The Company also has an agreement to install Arabica(R) Coffee houses in selected stores. Mr. Hero(R) sandwiches and Arabica(R) Coffee houses are well-established regional brands with strong consumer recognition in Northeastern Ohio. These branded food service offerings allow the Company to offer competitive, high-quality food service and increase customer traffic providing ancillary sales opportunities for gasoline and other convenience items.

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

The Company has signed a five year agreement with Millstone, a subsidiary of Proctor & Gamble, to exclusively sell Millstone brand coffee blends in Dairy Mart stores. Dairy Mart will be the only convenience store chain in its markets selling Millstone coffee.

The Company has also entered into a five year agreement with Coca-Cola Fountain, U.S.A., to exclusively sell Coca-Cola fountain products in the store's fountain centers.

In March 1999, the Company entered into an agreement to provide no-fee ATM services at all of its locations. The contract term is for one year and is renewable for an additional seven year term. The Company believes this service should be a significant traffic builder.

FRANCHISE OPERATIONS

The Company franchises 141 stores. Franchise stores generally follow the same operating policies as Company stores, and are subject to Company supervision under franchise agreements. Company operated and franchise stores are of the same basic store design and sell substantially the same products.

The Company offers two types of franchising arrangements: a "full" franchise and a "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store, and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of January 30, 1999, there were 56 full franchise locations and 85 limited franchise locations.

INTERNATIONAL OPERATIONS

The Company conducts business outside the United States as a licensor or as a consultant. Currently, the Company is a party to two agreements with convenience store operators in South Korea and Malaysia. As with the Company's prior international arrangements, both agreements require a specified commitment of Company personnel, but do not require any significant commitment of capital. At the end of fiscal year 1999, there were 236 stores in South Korea and 21 stores in Malaysia operating under these agreements.

ADVERTISING

To promote a uniform image for all stores, the Company designs and coordinates advertising for most stores to complement its marketing strategy, which is derived, in part, from market history and research. In-store, newspaper, direct-mail advertising, special promotions, outdoor billboard and radio and television advertising usually feature certain specially priced items designed to attract today's time-constrained consumers in search of convenience related items, and typically include national brand items for which advertising costs are often supplemented by the national brand vendor partners. Sales promotions are generally established and maintained on a bi-weekly or monthly basis.

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

EMPLOYEES

As of January 30, 1999, exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 3,600 employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

ENVIRONMENTAL COMPLIANCE

The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures relating to its gasoline operations. These laws and regulations relate primarily to underground storage tanks ("USTs"). The United States Environmental Protection Agency has established standards for, among other things: (i) maintaining leak detection;
(ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing USTs to prevent future releases; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. A number of states in which the Company operates also have adopted UST regulatory programs. The Company has retained an outside third party to perform testing and remediation services.

In the ordinary course of business, the Company periodically detects releases of gasoline or other regulated substances from USTs it owns or operates. As part of its program to manage USTs, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Additionally, the Company records receivables based upon the estimated reimbursement of a portion of the total costs from various state environmental trust funds which have provisions for sharing or reimbursing certain costs incurred by UST owners or operators based upon compliance with the terms and conditions of such funds. Because of the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year. Under current federal and state regulatory programs, the Company was obligated to either upgrade or replace most existing USTs it owned or operated or close them by December 22, 1998 to meet certain corrosion, overfill- and spill-protection and leak-detection requirements. The Company met this obligation prior to December 22, 1998 for all operating locations. Gasoline operations at 14 locations were closed on or prior to December 22, 1998. The Company is in the process of negotiating for the sale of these locations. There can be no assurance that the Company will be able to sell these locations.

ITEM 2.   PROPERTIES

Of the 618 stores in operation as of January 30, 1999, 61 store locations were owned by the Company and 557 were leased. In addition, the Company owns 21 locations and is the primary lessee for 36 locations not currently operated as Dairy Mart stores. The Company's policy is to endeavor to lease or sublease such locations to third parties. From time to time the Company enters into sale-leaseback transactions whereby the Company sells retail locations and leases such locations back from the purchasers.

In fiscal year 1998, the Company sold its former office building and manufacturing facility located in Cuyahoga Falls, Ohio (see Note 1 to the Consolidated Financial Statements). The Company relocated its corporate headquarters to a 47,000 square foot facility in Hudson, Ohio which is leased from a third party. In addition, the Company leases administrative offices for various regional operations.

The Company is in the process of marketing for sale or lease two facilities it owns in Enfield, Connecticut: the Company's former corporate headquarters facility with approximately 77,000 square feet located on eighty-eight acres of land and the Company's former Northeast regional operating office building and former manufacturing and processing plant located in a 33,000 square foot building. In October 1998, the Company entered into a long term lease for the former corporate headquarters. Effective April 1999, the Company entered into an agreement to sell the former corporate headquarters.

ITEM 3.   LEGAL PROCEEDINGS

The Company has been named as a nominal defendant, along with certain of those persons who were directors of the Company in fiscal year 1996, in two shareholder derivative actions. The two cases have been consolidated as Dairy Mart Convenience Stores, Inc. Derivative Litigation, and the case is currently pending in the Delaware Court of Chancery of New Castle County as Consolidated C.A. No. 14713. The plaintiffs allege, among other things, that in connection with the settlement of the dispute between Charles Nirenberg and the Company's management with respect to control of the Company, the directors violated their fiduciary duty to the Company and its stockholders, violated provisions of the Delaware general corporation law and wasted corporate assets. Mr. Nirenberg is a former shareholder, director and officer of the Company. The plaintiffs seek, among other things, a declaration that the current structure of the general partner of DM Associates Limited Partnership ("DM Associates") is invalid, that certain interests in the general partner of DM Associates should be vested in the Company, and that the voting rights associated with the Class B Common Stock held by DM Associates should be neutralized. On August 9, 1996, the Court granted in part and denied in part defendants' motions to dismiss. The Court held the plaintiffs failed to state (1) a claim for waste, (2) a claim that the defendants did not make adequate disclosure in connection with the transaction with Mr. Nirenberg and (3) any claim under the Delaware General Corporation Law. The Court, however, refused to dismiss at the pleading stage certain claims for breach of fiduciary duty. Discovery is now closed and both sides have moved for summary judgment and are awaiting the Court's decision. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be.

The Company is also a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 97-0569873 (Conn. Super.) This action was commenced on April 17, 1997 by New England Dairies, Inc. ("NED") alleging that Dairy Mart committed an anticipatory breach of a supply agreement entered into between NED and Dairy Mart on April 25, 1995 ("the Agreement"), when Dairy Mart entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's complaint alleges lost profits in the amount of $3.7 million. Both sides have moved for summary judgment which was subsequently denied on March 12, 1999 for both parties. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. The company has recognized no provision for any possible loss in the accompanying financial statements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II
                                     -------

ITEM 5. MARKET INFORMATION FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has not paid any cash dividends during the last three fiscal years, and pursuant to loan covenants contained in the Company's senior revolving credit facility, as amended, is currently restricted from paying any dividends and from repurchasing its capital stock. The Company's Class A Common Stock and Class B Common Stock trade on the American Stock Exchange under the symbols DMCa and DMCb, respectively. The Company's Class A Common Stock and Class B Common Stock were previously traded on the NASDAQ Stock Market under the symbols DMCVA and DMCVB, respectively. The following table sets forth the high and low sales prices per share of both classes of the Company's Common Stock, as quoted on The American Stock Exchange for the last two fiscal years.

                                            Class A            Class B
                                            Common             Common
                                             Stock              Stock
                                           ---------          --------
                                        High       Low      High     Low
  ------------------------------------------------------------------------
                       Fiscal Year Ended January 30, 1999:
  ------------------------------------------------------------------------
  First Quarter                         4 5/8     3 9/16    4 3/4    3 7/8
  Second Quarter                        4 1/2     3 9/16    4 3/8    3 5/8
  Third Quarter                         4         2 7/8     4 3/8    3
  Fourth Quarter                        4 3/8     3 1/4     4 1/4    2 3/4

  ------------------------------------------------------------------------
                       Fiscal Year Ended January 31, 1998:
  ------------------------------------------------------------------------

  First Quarter                         6 3/16    3 3/4     6 1/4    4 1/8
  Second Quarter                        6 3/8     4 5/8     6 3/8    4 3/4
  Third Quarter                         6 1/4     4 3/8     6 1/8    4 1/2
  Fourth Quarter                        5 1/4     4 1/8     5 1/16   4 1/4

  ------------------------------------------------------------------------





There were approximately 948 holders of the Company's Class A and Class B Common Stock as of April 26, 1999. Included in this number are shares held in nominee or street names.

                         ITEM 6. SELECTED FINANCIAL DATA

                        FIVE YEARS ENDED JANUARY 30, 1999
                    (in thousands, except per share amounts)


                                                     1999       1998        1997         1996        1995
                                                  ----------  ---------  ----------  ----------- -----------

OPERATING RESULTS:

   Revenues                                       $477,047    $501,359   $585,746    $ 571,311   $ 596,782
                                                  ----------------------------------------------------------

   Interest Expense                                 10,806      10,612     10,877        9,661      10,435
                                                  ----------------------------------------------------------

   Income (Loss) Before Income Taxes,
     Extraordinary Item and Cumulative Effect
     of Account Change(a)                              175      (1,999)    (2,529)      (9,492)    (17,192)
                                                  ----------------------------------------------------------

   Net Income (Loss)(a)                                 25      (1,468)    (1,836)      (6,162)    (11,075)
                                                  ----------------------------------------------------------

EARNINGS (LOSS) PER SHARE:

   Before Extraordinary Item and Cumulative
     Effect of Accounting Change(a)                    .01        (.32)      (.41)       (1.15)      (1.93)
                                                  ----------------------------------------------------------
   Net Earnings (Loss) Per Share-Basic
     and Diluted(a)                                    .01        (.32)      (.41)       (1.15)      (2.00)
                                                  ----------------------------------------------------------

BALANCE SHEET DATA:

   Net Property and Equipment                     $ 98,829    $ 82,589   $ 89,448     $ 80,387    $ 70,578
                                                  ----------------------------------------------------------
   Total assets(a)                                 181,331     167,647    177,805      167,188     174,640
                                                  ----------------------------------------------------------
   Long-term obligations (b)                       108,507      96,448    110,428      100,881      90,268
                                                  ----------------------------------------------------------
   Stockholders' Equity(a)                           9,257       8,988     10,214       11,459      25,230
                                                  ----------------------------------------------------------

OTHER DATA:
   Earnings Before Interest Expense, Income
     Taxes, Depreciation and Amortization
     (EBITDA) (a)(c)                              $ 21,233    $ 19,455   $ 20,222      $12,559     $ 5,720
                                                  ----------------------------------------------------------

(a) As restated from previously reported for the change from the LIFO inventory valuation method.

(b) Long-term obligations include the current portion of long-term obligations.

(c) EBITDA is significant to the Company's calculations of its financial covenants and is defined as earnings before interest expense, income taxes and depreciation and amortization expenses. EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income (loss) or cash flow from operations.

                              FINANCIAL HIGHLIGHTS

             FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998
                              AND FEBRUARY 1, 1997
                (in thousands, except number of locations, gross
                     profits per gallon and per share data)


                                                  1999          1998          1997

                                               ------------ ------------  -------------

FINANCIAL DATA:
   Revenues:
   Merchandise Sales                              $313,076    $306,062       $335,661
   Gasoline Sales                                  159,815     191,956        245,718
   Other                                             4,156       3,341          4,367
                                               ------------ ------------  -------------
         Total Revenues                           $477,047    $501,359       $585,746
                                               ------------ ------------  -------------
Net income (loss) (1)                             $     25    $ (1,468)      $ (1,836)
                                               ------------ ------------  -------------
STORE DATA:
   Company Operated:
   Gross profit(1)                                $103,229    $ 99,594       $106,283
   Average sales per store (2)                        $651    $    590       $    562
   Average gross profit per store (2)                 $219    $    200       $    188
   Number of stores at year end                        477         469            543

   Franchise Operated:
   Franchise fee                                  $ 10,255    $ 12,481       $ 18,264
   Average sales per store (2)                    $    612    $    572       $    577
   Average franchise fees per store (2)           $     68    $     61       $     65
   Number of stores at year end                        141         158            268

   Total Stores:
   Gross profit(1)                                $113,484     112,075        124,547
   Average sales per store (2)                    $    641    $    584       $    567
   Average Combined Gross Profit
     and Franchise Fees per                       $    182    $    160       $    148
     Store (2)
   Number of stores at year end                        618         627            811

GASOLINE DATA:
   Gallons Sold                                    169,916     171,269        209,478
   Gross profit                                   $ 20,085    $ 21,418       $ 25,082
   Average gallons sold per                            590         535            571
   location
   Gross profit per gallon                        $ 0.1182    $ 0.1251       $ 0.1138
   Number of gasoline locations
     at year end                                       282         293            360

OTHER DATA:
   Weighted average number of                        4,679       4,605          4,441
     shares
   Book value per share (3)(1)                    $   1.32    $   1.31       $   1.63



(1) As restated from previously reported for the change from the LIFO inventory valuation method.

(2) The calculation of sales per store, gross profit per store, franchise fees per store and gasoline gallons per store is based on a weighted average number of stores open during Fiscal 1999, 1998 and 1997, respectively.

(3) The calculation utilizes total outstanding shares including the dilutive effect of stock options, stock grants and stock warrants as of January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During fiscal year 1998, the Company sold 156 convenience store and retail gasoline locations in the northeastern United States for $39.1 million. The Company also sold a former office and manufacturing facility for $4.1 million. These transactions resulted in a pre-tax gain of $3.6 million which has been excluded from the pro forma results shown below. The following discussion and analysis of Results of Operations for fiscal year 1999 compared to fiscal year 1998 and fiscal year 1998 compared to fiscal year 1997 is based on unaudited Pro Forma Consolidated Statements of Operations for fiscal years 1998 and 1997. The unaudited Pro Forma Consolidated Statements of Operations as presented below reflect the exclusion, for fiscal years 1998 and 1997, of the historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited Pro Forma Consolidated Statements of Operations reflect the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the asset sales had been received as of the beginning of fiscal year 1997, and also reflect the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited Pro Forma Consolidated Statements of Operations also reflect the change from the LIFO inventory valuation method retroactively applied.

FISCAL YEAR 1999 RESULTS COMPARED TO PRO FORMA FISCAL YEAR 1998 RESULTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  For the Years Ended January 30, 1999, January 31, 1998 and February 1, 1997

                                                                      Pro Forma         Pro forma
                                                           1999          1998             1997
                                                          ------      ----------        ---------
                                                                     (Unaudited)        (Unaudited)

        Revenues                                          $ 477.0       $459.3          $471.7

        Cost of goods sold and expenses:
                   Cost of goods sold                       339.3        333.0           346.1
        Operating & administrative expenses                 126.7        121.9           119.4
                    Interest expense                         10.8         10.3            10.5
                                                          -------       ------         -------
                                                            476.8        465.2           476.0

        Income (loss) before income taxes                     0.2         (5.9)           (4.3)

        (Provision) benefit from income taxes                (0.2)         1.6             1.2
                                                          -------       ------         -------
                  Net income (loss)                       $   0.0       $ (4.3)         $ (3.1)

               Income (loss) per share                    $  0.01       $(0.93)         $(0.70)


REVENUES

Revenues for fiscal year 1999 increased $17.7 million compared to fiscal year 1998. A summary of revenues by functional area is shown below:


                                                      Pro
                                                     Forma
                                          1999        1998
                                         ------      ------
                                           (in millions)

      Convenience Stores                 $313.0      $285.7
      Gasoline                            159.8       170.5
      Other                                 4.2         3.1
                                         ======      ======
      Total                              $477.0      $459.3
                                         ======      ======

Convenience store revenues increased $27.3 million, or 9.6%, in fiscal year 1999 compared to fiscal year 1998 as a result of a 9.2% increase in comparable Company operated store sales and the opening of twenty-five new stores during fiscal year 1999, partially offset by the closure and/or sale of thirty-four underperforming stores during the last twelve months. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations, because the majority of stores closed and/or sold had been operating at a loss.

Gasoline revenues decreased $10.7 million in fiscal year 1999 compared to fiscal year 1998 as a result of a decrease in the average selling price of gasoline of
16.0 cents per gallon primarily due to a general market decline in retail gasoline prices during fiscal year 1999. This decline in gasoline revenues was partially offset by an increase in gallons sold of 14.4 million primarily as a result of opening of new stores.

GROSS PROFITS

Gross profits increased $11.4 million from fiscal year 1998 to fiscal year 1999. A summary of gross profits by functional area is shown below:


                                                      Pro
                                                     Forma
                                          1999        1998
                                         ------      ------
                                           (in millions)

    Convenience Stores                   $113.4      $103.7
    Gasoline                               20.1        19.5
    Other                                   4.2         3.1
                                         ======      ======
                  Total                  $137.7      $126.3
                                         ======      ======

Convenience store gross profit increased by $9.7 million in fiscal year 1999 compared to fiscal year 1998. The increase was a result of the increase in convenience store sales, as described above. Convenience store gross profit margins remained constant in fiscal year 1999 compared to fiscal year 1998.

Gasoline gross profits increased $0.6 million in fiscal year 1999 compared to fiscal year 1998. This increase is primarily attributable to the increase in gallons sold in fiscal year 1999 compared to fiscal year 1998, offset partially by a decrease in gross profit per gallon of $.007.

Other revenues and gross profits increased $1.1 million in fiscal year 1999 compared to fiscal year 1998. In fiscal year 1999, the Company recognized a $3.0 million one-time pre-tax fee earned through the termination of a long-term ATM (automatic teller machine) agreement. The Company's former partner in the agreement agreed to the termination fee in lieu of its ongoing payment obligations under the agreement which were approximately $130,000 per month. This fee was partially offset by a decrease in interest income. In fiscal year 1998, proceeds received from the sale of certain assets were invested resulting in higher interest income.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $4.8 million in fiscal year 1999 compared to fiscal year 1998. A summary of operating and administrative expenses is shown below:

                                                     Pro
                                                    Forma
                                         1999       1998
                                       ---------  ---------
                                            (in millions)

Operating Expenses                        $ 99.8     $ 94.7
General & Administrative                    26.9       27.2
Expenses
                                       =========  =========
Total                                     $126.7     $121.9
                                       =========  =========

The increase was primarily due to higher store wages, depreciation expense, repair and maintenance expenses, and certain expenses related to the relocation of the Company's information processing center from Connecticut to Ohio. These increases were partially offset by lower environmental remediation expenses.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense in fiscal year 1999 increased $0.5 million compared to fiscal year 1998 as a result of increased borrowings under the Company's revolving line of credit.

Inflation did not have a material effect on the Company's revenues, gross profits, operating and administrative expenses in fiscal years 1999 and 1998.

The effective tax rate for the Company was a provision of 85.7% and a benefit of 26.6% for fiscal years 1999 and 1998, respectively. The higher effective tax rate in the current year is a result of nondeductible expenses related to the amortization of acquired assets. (See "Notes to Consolidated Financial Statements", Note 9).

PRO FORMA FISCAL YEAR 1998 RESULTS COMPARED TO PRO FORMA FISCAL YEAR 1997
RESULTS

REVENUES

Revenues for fiscal year 1998 decreased $12.4 million compared to fiscal year 1997. A summary of revenues by functional area is shown below:



                                            Pro Forma
                                          1998    1997
                                         ------  ------
                                          (in millions)

      Convenience Stores                 $285.7  $280.7
      Gasoline                            170.5   187.4
      Other                                 3.1     3.6
                                         ------  ------
      Total                              $459.3  $471.7
                                         ======  ======

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

Gasoline revenues decreased $16.9 million in fiscal year 1998 compared to fiscal year 1997 as a result of a decrease in total gallons sold of 11.1 million and a decrease in the average selling price of gasoline of 3.2 cents per gallon. The decreases in the average selling price and in gasoline gallons sold were a result of a highly competitive retailing environment experienced by the Company throughout fiscal year 1998, particularly in its Southeast market where the Company's gasoline volumes historically have been strong.

GROSS PROFITS

Gross profits increased $0.7 million from fiscal year 1997 to fiscal year 1998. A summary of gross profits by functional area is shown below:


                                            Pro Forma
                                         1998     1997
                                         ------  ------
                                         (in millions)

    Convenience Stores                   $103.7  $101.9
    Gasoline                               19.5    20.1
    Other                                   3.1     3.6
                                         ======  ======
    Total                                $126.3  $125.6
                                         ======  ======

Convenience store gross profit increased by $1.8 million in fiscal year 1998 compared to fiscal year 1997. The increase was a result of the increase in convenience store sales, as described above. Convenience store gross profit margins remained constant in fiscal year 1998 compared to fiscal year 1997.

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


OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $2.5 million in fiscal year 1998 compared to fiscal year 1997 primarily as a result of higher store wages, depreciation and repair and maintenance expenses.

INTEREST EXPENSE, INFLATION AND TAXES

Pro forma interest expense in fiscal year 1998 decreased $0.2 million compared to fiscal year 1997 as a result of a reduction in average outstanding mortgage and capital lease obligations.

Inflation did not have a material effect on the Company's pro forma revenues, gross profits, operating and administrative expenses in fiscal years 1998 and 1997.

The effective tax rate for the Company was a benefit of 26.6% and 27.4% for fiscal years 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates substantial operating cash flow since a majority of its revenues are received in cash. The amount of cash generated from operations significantly exceeded the current debt service requirements of the Company's long-term obligations.

The Company is pursuing expansion initiatives in its retail operations (see "Capital Expenditures"). The capital expenditures of the Company are generally funded by the excess operating cash flow available after debt service, the proceeds from the sale of property, equipment and assets held for sale and other forms of long-term asset financing and/or leasing. Additionally, the Company has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. The Company can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 2003 (see Note 7 to the Consolidated Financial Statements). As of January 30,1999, the Company had $10.2 million in outstanding revolving credit loans and had $7.0 million in outstanding letters of credit under the facility.

In May 1998, the Company received a $53.7 million forward commitment that provides real estate sale/leaseback or mortgage financing on a long-term basis to fund the real estate acquisitions associated with its new store development program. At the end of fiscal year 1999, the Company had $25 million available under this agreement. The Company accounts for these real estate sale/leaseback transactions as operating leases. In January 1999, the Company entered into a $3.8 million sale/leaseback arrangement for equipment financing which was fully utilized at the end of the year. The term of this lease is for 48 months with principal and interest due on a monthly basis. The Company accounted for this transaction as a capital lease.

The Company has a real estate mortgage loan on its former corporate headquarters which is due and payable in June 1999. The Company has entered into an agreement to sell this property and has elected not to refinance the mortgage pending completion of the sale prior to June, 1999. Proceeds from the sale will be used, in part, to retire this mortgage.

Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and other forms of asset financing and/or leasing, supplemented by the availability under the revolving credit facility, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives.

CASH PROVIDED BY OPERATING ACTIVITIES

During fiscal year 1999, net cash generated by operations increased $3.0 million compared to fiscal year 1998. The increase in fiscal year 1999 was primarily a result of the Company's improved profitability and improved working capital position, offset partially by a net decrease in other assets and liabilities. The improvement in working capital was primarily a result of an increase in trade and excise tax payables, partially offset by a related increase in store merchandise inventory required to support increased store sales, as described above. The net decrease in other assets and liabilities is primarily a result of a decrease in the Company's environmental remediation liabilities resulting from increased remediation expenditures during fiscal year 1999. (See Note 14).

CASH USED BY INVESTING ACTIVITIES

Net cash used by investing activities was $19.7 million in fiscal year 1999 compared to net cash provided by investing activities of $0.5 million in fiscal year 1998. The increase in cash used by investing activities during fiscal year 1999 compared to fiscal year 1998 was primarily a result of increased capital expenditures in fiscal year 1999 required to support the Company's growth initiatives. The Company opened 25 new stores in fiscal year

1999 compared to 7 new stores in fiscal year 1998. See "Capital Expenditure" section below for further discussion of the Company's capital spending plan.

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $8.4 in fiscal year 1999 compared to a net use of cash of $13.9 million in fiscal year 1998. In fiscal year 1999 the Company borrowed $10.2 million under its revolving credit facility compared to a net repayment of $10.3 million in fiscal year 1998.

CAPITAL EXPENDITURES

The Company anticipates spending approximately $25 million, net of sale/leaseback transactions, for capital expenditures in fiscal year 2000 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations and implementing and/or upgrading office and store technology.

ENVIRONMENTAL RESPONSIBILITY

During fiscal year 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities", which provides guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to release of regulated substances from existing and previously operated retail gasoline facilities. For a related discussion on environmental liabilities, see Note 14 to the Consolidated Financial Statements.

YEAR 2000

The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some of the Company's older computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions in operations.

The Company's process toward resolution of its Y2K issue has been ongoing for the past three years and the project includes a phased approach: (1) awareness;
(2) assessment and replacement; (3) contingency planning; (4) renovation; (5) testing and certification; and, (6) production release. Phases one and two are complete. Phases three through six are in various stages of completion, with all remaining phases expected to be complete by September, 1999.

As a part of the Company's broader initiatives with respect to retail store automation , the Company purchased and implemented a Y2K compliant, commercial-off-the-shelf retail accounting system to replace the existing legacy accounting system and related sub-systems. In conjunction with the implementation of this system, the Company migrated its remaining financial, human resources and other systems from an existing mainframe environment to a new Unix-based client/server architecture certified to be Y2K compliant. The Company is in various stages of testing, renovating and implementing system changes. The Company expects to complete these internal Y2K initiatives by September, 1999.

The Company is also reviewing the efforts being undertaken by its third party suppliers and vendors to become Y2K compliant. The Company sent questionnaires during the fourth quarter of fiscal 1999 to all of its significant vendors and suppliers to ascertain their state of Y2K readiness and is evaluating their responses. The Company expects to complete assessment and testing of its supplier and vendor Y2K compliance by June, 1999. Contingency planning efforts will escalate following completion of third party assessments and testing and such contingency planning efforts are expected to be complete by September, 1999.

Because the Company's scheduled replacements of mainframe systems and retail store automation and accounting systems are considered by management to be a planned capital expenditure and incidental to the Y2K issue, the Company does not consider these expenditures to be specifically related to Y2K compliance and upgrades. The Company has used internal resources to assess and address internal and third party Y2K readiness. These internal costs are included as general and administrative expenses in the Company's financial statements and are not tracked separately for purposes of determining costs of Y2K readiness.

The Company's estimates regarding the expected completion dates involved in the Company's Y2K project are based on various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their own Y2K issues, and other factors. There are significant risks to the Company if actual completion dates or costs differ materially from expected completion dates and costs. These risks include the need to process transactions manually at significant costs to the Company, significant delays in obtaining key operational data for analysis, the inability to pay vendors, settle receivables or procure merchandise for resale on a timely basis and to perform other critical business functions which could have a material adverse effect on the Company's financial position and the results of its operations. Further, the Company cannot reasonably estimate the impact on the Company of key third parties not successfully addressing their own Year 2000 issues, although the Company believes that it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Due to the uncertainty of these factors, the Company is unable to quantify a worst-case scenario at this time.

ITEM 7A.  QUANTITATIVE AND QUALITIVE MARKET RISK

The Company does not have any instruments that it believes would be materially affected by any future interest rate changes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiaries and notes thereto, appear on pages 34 through 59 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III
                                    --------


Information required by Items 10, 11 and 12 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) is incorporated herein by reference from the sections entitled "ITEM 1 - ELECTION OF DIRECTORS - Nominees for Election as Directors," "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "OUTSTANDING STOCK AND VOTING RIGHTS" "PRINCIPAL SHAREHOLDERS," AND "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its 1999 fiscal year.


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

         (3)      Exhibits:

                  Exhibit Number:

         (3)              Articles of Incorporation and Bylaws.

         (3.1) The Company's Restated Certificate of Incorporation, as amended, was filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended January 31, 1998 and is incorporated herein by reference.

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

         (10.2) Amended Credit Agreement dated as of November 27, 1998, among the Company, Bank of Boston Connecticut as agent, and the banks from time to time parties thereto is filed as Exhibit 10.2 attached hereto.

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

         (10.6)           1990 Stock Option Plan is filed herewith.

         (10.7) Amended and Restated 1995 Stock Option and Incentive Award Plan was filed as Exhibit A to the Company's 1998 Annual Proxy Statement filed on Schedule 14A on May 29, 1998 and is incorporated herein by reference.

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

         (10.13) Note Purchase Agreement dated as of December 1, 1995, between the Company and the Purchasers listed in the Schedule of Purchasers therein, relating to 10-1/4% Senior Subordinated Notes (Series B) due March 15, 2004, was filed as Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

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

         (10.20) DM Associates Limited Partnership Agreement, dated March 12, 1992, was filed as Exhibit E of the Company's Schedule 13D dated March 12, 1992, filed by DM Associates Limited Partnership, DM Management Associates and Frank Colaccino and is incorporated herein by reference.

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

         (10.25) Third Amendment to Partnership Agreement of new DM Management Associate I, dated as of December 12, 1997, was filed as Exhibit 1 of the Company's Form 8-K for the December 12, 1997 event and is incorporated herein by reference.

         (10.26) Dairy Mart Convenience Stores, Inc. Supplemental Executive Retirement Plan is filed herewith.

         (10.27) Directors Deferred Compensation Plan is filed herewith.

         (18.1) Preferability letter of Arthur Andersen LLP regarding change in accounting policy relating to the change in inventory valuation methods, and filed herewith.

         (21) Subsidiaries of the Company was filed as Exhibit 21 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.

         (23) Consent of Arthur Andersen LLP to the incorporation of their reports included in this Form 10-K, for the fiscal year ended January 30, 1999, into the Company's previously filed Registration Statements on Forms S-8.

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

NONE.

No Financial Statements were filed with any of the Current Reports.

(c)     See (3) above.


(d)     See (2) above.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Dated: 4/30/99


                                DAIRY MART CONVENIENCE STORES, INC.


                                By /s/ Robert B. Stein, Jr.
                                  ---------------------------------
                                Robert B. Stein, Jr.
                                President, Chief Executive Officer
                                and Chairman of the Board of
                                Directors


                                By /s/ Gregory G. Landry
                                  ---------------------------------
                                Gregory G. Landry
                                Executive Vice President and
                                Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:   4/30/99                         /s/ Robert B. Stein, Jr.
      -------------                      -------------------------------------
                                         Robert B. Stein, Jr.
                                         President, Chief Executive Officer,
                                         Chairman of the Board (Principal
                                         Executive Officer) and Director



Dated:   4/30/99                         /s/ Gregory G. Landry
      -------------                      -------------------------------------
                                         Gregory G. Landry
                                         Executive Vice President,
                                         Chief Financial Officer, (Principal
                                         Financial and Accounting Officer) and
                                         Director



Dated:   4/30/99                         /s/ Frank W. Barrett
      -------------                      -------------------------------------
                                         Frank W. Barrett
                                         Director



Dated:   4/30/99                         /s/ J. Kermit Birchfield, Jr.
      -------------                      -------------------------------------
                                         J. Kermit Birchfield, Jr.
                                         Director



Dated:   4/30/99                         /s/ John W. Everets, Jr.
      -------------                      -------------------------------------
                                         John W. Everets, Jr.
                                         Director



Dated:   4/30/99                         /s/ Thomas W. Janes
      -------------                      -------------------------------------
                                         Thomas W. Janes
                                         Director


Dated:   4/30/99                         /s/ Albert T. Adams
      -------------                      -------------------------------------
                                         Albert T. Adams
                                         Director

                       DAIRY MART CONVENIENCE STORES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Form 10-K
                                                                    Page
                                                              ------------------

Report of Independent Public Accountants on
  Consolidated Financial Statements                                  34

Consolidated Statements of Operations
  and Stockholders' Equity for the
  Fiscal Years Ended January 30, 1999,
  January 31, 1998 and February 1, 1997                              35

Consolidated Balance Sheets as of
  January 30, 1999 and January 31, 1998                              36

Consolidated Statements of Cash Flows for
  the Fiscal Years Ended January 30, 1999,
  January 31, 1998 and February 1, 1997                              37

Notes to Consolidated Financial Statements
  for the Fiscal Years Ended January 30, 1999,
  January 31, 1998 and February 1, 1997                             38-57

Report of Independent Public Accountants
  on Schedule II                                                     58

Schedule II                                                          59

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dairy Mart Convenience Stores, Inc. and subsidiaries as of January 30, 1999, and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

As explained in Note 3 to the consolidated financial statements, the Company has given retroactive effect to a change in method of inventory valuation from the LIFO to the FIFO method.


ARTHUR ANDERSEN LLP



Cleveland, Ohio,
April 23, 1999.


CONSOLIDATED STATEMENTS OF OPERATIONS                  DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
===========================================================================================================

      FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997
      ---------------------------------------------------------------------------------
                      (in thousands, except per share amounts)

                                                                    1999       1998       1997
                                                                 ---------  ---------  ---------

Revenues (including excise taxes of $31,265, $29,641
   and $36,427)                                                   $477,047   $501,359   $585,746

Cost of goods sold and expenses:
   Cost of goods sold                                              339,308    364,525    431,767
   Operating and administrative expenses                           126,758    128,221    145,631
   Interest expense
                                                                    10,806     10,612     10,877
                                                                ---------- ----------  ---------
                                                                   476,872    503,358    588,275
                                                                ---------- ----------  ---------

   Income (loss)  before income taxes                                  175     (1,999)    (2,529)

   (Provision) Benefit from income taxes                              (150)       531        693
                                                                ---------- ----------  ---------

Net Income (loss)                                                 $     25   $ (1,468)  $ (1,836)

Earnings (loss) per share                                         $    .01   $  (0.32)  $  (0.41)







CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
===========================================================================================================


   FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997
   ---------------------------------------------------------------------------
                                 (in thousands)


                                                           Common Stock
                                                     ---------------------------

                                                Class        Class                                       Retained
                                                  A             B                         Paid-in        Earnings
                                               Shares         Shares         Amount       Capital        (Deficit)
                                              --------       --------       --------      --------      --------
Balance - February 3, 1996 as
  previously stated                              3,326          2,959       $     62      $ 29,972      $ (5,821)
Adjustment for the cumulative effect on
  prior years of applying retroactively
  the change in the method of accounting
  for inventories (See Note 3)                    --             --             --            --           2,251
                                              --------       --------       --------      --------      --------
Balance - February 3, 1996 as restated           3,326          2,959             62        29,972        (3,570)
   Issuance of common stock                        184           --                2           589          --
   Exchange of Class B Shares for
    Class A Shares                                  34            (34)          --            --            --
   Net loss                                       --             --             --            --          (1,836)
                                              --------       --------       --------      --------      --------

Balance -  February 1, 1997                      3,544          2,925             64        30,561        (5,406)
   Issuance of common stock                         78           --                1           241          --
   Exchange of Class B Shares for
    Class A Shares                                   1             (1)          --            --            --
   Note Receivable from DM Associates             --             --             --            --            --
   Purchase of treasury stock                     --             --             --            --            --
   Net loss                                       --             --             --            --          (1,468)
                                              --------       --------       --------      --------      --------

BALANCE JANUARY 31, 1998                         3,623          2,924             65        30,802        (6,874)

    Issuance of Common Stock                        78           --                1           243          --
    Exchange of Class B Shares For
     Class A Shares                                 43            (43)          --            --            --
    Net Income                                    --             --             --            --              25
                                              --------       --------      --------      --------       --------
Balance January 30, 1999                         3,744          2,881       $     66      $ 31,045      $ (6,849)
=====================================================================================================================




                                                                             Note
                                                    Treasury Stock         Receivable
                                                ---------------------        from DM
                                                 Shares        Amount       Associates
                                                --------      --------       --------
Balance - February 3, 1996 as
  previously stated                                  698      $ (5,005)      $(10,000)
Adjustment for the cumulative effect on
  prior years of applying retroactively
  the change in the method of accounting
  for inventories (See Note 3)                      --            --             --
                                                --------      --------       --------
Balance - February 3, 1996 as restated               698        (5,005)       (10,000)
   Issuance of common stock                         --            --             --
   Exchange of Class B Shares for
    Class A Shares                                  --            --             --
   Net loss                                         --            --             --
                                                --------      --------       --------

Balance -  February 1, 1997                          698        (5,005)       (10,000)
   Issuance of common stock                         --            --             --
   Exchange of Class B Shares for
    Class A Shares                                  --            --             --
   Note Receivable from DM Associates               --            --           10,000
   Purchase of treasury stock                      1,220       (10,000)          --
   Net loss                                         --            --             --
                                                --------      --------       --------

BALANCE JANUARY 31, 1998                           1,918       (15,005)          --

    Issuance of Common Stock                        --            --             --
    Exchange of Class B Shares For
     Class A Shares                                 --            --             --
    Net Incomes                                     --            --             --
                                               --------       --------       ------
Balance January 30, 1999                           1,918      $(15,005)      $   --
======================================================================================


The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                      JANUARY 30, 1999 AND JANUARY 31, 1998
                      -------------------------------------
                (dollars in thousands, except per share amounts)

                                                           1999        1998
                                                         ---------    ---------
ASSETS
Current Assets:
   Cash                                                  $   3,367    $   3,806
   Short-term investments                                    2,724        3,629
   Accounts and notes receivable                            15,541       14,970
   Inventory                                                24,293       21,088
   Prepaid expenses and other current assets                 2,324        2,231
   Deferred income taxes                                     1,520        1,048
                                                         ---------    ---------

          Total current assets                              49,769       46,772
                                                         ---------    ---------

Assets Held For Sale                                         6,327       10,715
Property and Equipment, net                                 98,829       82,589
Intangible Assets, net                                      15,452       16,017
Other Assets, net                                           10,954       11,554
                                                         ---------    ---------

          Total Assets                                   $ 181,331    $ 167,647

===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term obligations           $   4,056    $   2,056
   Accounts payable                                         35,685       31,297
   Accrued expenses                                         15,378       18,177
   Accrued interest                                          3,713        3,567
                                                         ---------    ---------
          Total current liabilities                         58,832       55,097
                                                         ---------    ---------

Long-Term Obligations, less current portion above          104,451       94,392
Other Liabilities                                            8,791        9,170

Commitments and Contingencies (Notes 7, 8, 14)

Stockholders' Equity:
   Preferred Stock (serial), par value $.01,
    1,000,000 shares authorized, no shares issued             --           --

   Class A Common Stock, par value $.01,
    20,000,000 shares authorized 3,744,223 and
    3,622,663 issued                                            37           36
   Class B Common Stock, par value $.01,
    10,000,000 shares authorized, 2,881,156 and
    2,924,016 issued                                            29           29
   Paid-in capital                                          31,045       30,802
   Retained deficit                                         (6,849)      (6,874)
   Treasury stock, at cost                                 (15,005)     (15,005)
                                                         ---------    ---------

          Total stockholders' equity                         9,257        8,988
                                                         ---------    ---------

            Total liabilities and stockholders'
            equity                                       $ 181,331    $ 167,647

===============================================================================

The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS       DAIRY MART CONVENIENCE STORES, INC.
                                            AND SUBSIDIARIES

===============================================================================
  For the Years ended January 30, 1999, January 31, 1998 and February 1, 1997
  ---------------------------------------------------------------------------
                                 (in thousands)

                                                    1999          1998        1997
                                               -------------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                              $     25    $ (1,468)   $ (1,836)

   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:

   Depreciation and amortization                    10,252      10,842      11,874
   Change in deferred income taxes                     127      (1,289)       (814)
   Loss (gain) on dispositions of
     properties, net                                   710      (1,856)        958


   Net changes in assets and liabilities:
     Accounts and notes receivable                   1,138      (4,562)     (3,836)
     Inventory                                      (3,205)        (22)        643
     Accounts Payable                                4,388         607        (113)
     Accrued interest                                  146         (68)        280
     Other assets and liabilities                   (2,690)      5,692       2,454
                                                  --------    --------    --------

Net cash provided by                                10,891       7,876       9,610
  operating activities
                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                 --        (2,096)     (1,533)
       Proceeds from sale of short-term
                   investments                         905        --          --
   Purchase of property & equipment                (52,398)    (31,604)    (23,782)
   Proceeds from sale of property,
     equipment, & assets held for sale              30,760      32,552       2,628
   Increase in long-term notes receivable           (1,176)       (653)     (1,435)
   Proceeds from collection of long-term
     notes receivable                                1,544         998       1,513
   (Increase)  decrease in  intangibles  and
     other assets                                      642       1,317        (372)
                                                  --------    --------    --------

Net cash (used for) provided by investing
  activities                                       (19,723)        514     (22,981)
                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance  of  long-term  obligations  and
     related warrants                                 --          --        10,930
   Repayment of long-term obligations               (2,051)     (3,836)     (1,514)
   Borrowings on revolving loan, net                10,200     (10,280)        --

   Issuance of common stock                            244         242         591
                                                  --------    --------    --------

Net cash provided by (used for) by
   financing activities                              8,393     (13,874)     10,007
                                                  --------    --------    --------

Decrease in cash                                      (439)     (5,484)     (3,364)
Cash at beginning of year                            3,806       9,290      12,654
                                                  --------    --------    --------

Cash at end of year                               $  3,367    $  3,806    $  9,290

===============================================================================

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year -
      Interest                                    $ 10,661    $ 10,544    $ 10,466
      Income taxes refunded                          (381)     (1,188)        (97)
   Non-cash investing and financing activities-
      Note receivable from DM Associates             --        10,000        --
      Purchase of treasury stock                     --       (10,000)       --
      Capital lease obligations                     3,756        --          --

===============================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       DAIRY MART CONVENIENCE STORES,
                                                 INC. AND SUBSIDIARIES

JANUARY 30, 1999, JANUARY 31, 1998 AND  FEBRUARY 1, 1997

1.    SIGNIFICANT ACCOUNTING POLICIES:

CORPORATE ORGANIZATION AND CONSOLIDATION - The accompanying financial statements include the accounts of Dairy Mart Convenience Stores, Inc. and its subsidiaries (the Company). All intercompany transactions have been eliminated.

NATURE OF THE BUSINESS - The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline. The convenience stores are primarily located in 7 states in the Midwest and the Southeast United States. The stores offer a wide range of products including groceries, dairy products, tobacco products, beverages, general merchandise, health and beauty aids and deli products.

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to January
31. There were 52 weeks included in the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

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

SHORT-TERM INVESTMENTS - As of January 30, 1999 and January 31, 1998, the Company's short-term investments consisted of U.S. Treasury Bills having original maturities of less than one year. The Company accounted for these investments as being available for sale. As of January 30, 1999 and January 31, 1998, the fair market values of the U.S. Treasury Bills approximated cost.

INVENTORY - The Company's inventory is stated at the lower of first-in, first-out (FIFO) cost or market (see Note 3).

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

PROPERTY, EQUIPMENT, AND DEPRECIATION - Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:

----------------------------------------------------------------------------
Buildings                                                      30-40 years
----------------------------------------------------------------------------
Equipment                                                       5-30 years
----------------------------------------------------------------------------

Leasehold improvements are amortized primarily over the lesser of 10 years or the term of the lease.

During fiscal year 1997, the Company changed its estimate of the useful lives of new store and gasoline equipment placed in service in fiscal year 1995 and thereafter. The change was made in order to reflect the actual useful lives of such assets. The change had the effect of decreasing net loss in fiscal year 1997 by $395,000 ($.09 per share).

LONG-LIVED ASSETS - Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Measurement of the amount of the impairment may be based on market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset. Management has determined that there has been no material impairment to any long-lived assets as of January 30, 1999.

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

SELF INSURANCE RESERVES - The Company is self-insured for certain property, liability, accident and health insurance risks, and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserves specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of January 30, 1999, January 31, 1998 and February 1, 1997, the Company had established reserves for these risks of $2,878,000, $4,409,000 and $5,350,000, respectively, which are recorded on a present value basis using a risk-free rate of return to discount the liability. The ultimate amount of these liabilities could differ from these estimates. In fiscal year 1997, the Company changed its estimate of incurred but not reported claims with respect to its property and liability insurance reserve to reflect favorable claims experience and a reduction in the Company's convenience store base. The change had the effect of decreasing net loss in fiscal year 1997 by $470,000 ($.11 per share). At January 30, 1999, January 31, 1998 and February 1, 1997, the risk-free rate of returns were 4.8%, 5.55% and 6.39%, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has disclosed the fair value, related carrying value and method of determining fair value for the following financial instruments in the accompanying notes as referenced: short-term investments (see Note 1), accounts and notes receivable (see Note 2) and long-term obligations (see Note 7).


REVENUE RECOGNITION - The Company recognizes revenues as earned, including franchise revenues and interest income. Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis in exchange for the Company providing merchandising, advertising, store audit, and other operating and administrative support services, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Franchise revenues were $10,255,000, $12,481,000 and $18,264,000 for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

STORE PREOPENING AND CLOSING COSTS Consistent with the requirements of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", expenditures of a non-capital nature associated with opening a new store are expensed as incurred. At the time the decision is made to close a store, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for the present value of future lease obligations, less the present value of estimated future sub-rental income.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share have been calculated based on the weighted average number of shares of common stock outstanding and the effect of stock options, if dilutive, during each year. During fiscal 1996, the Company acquired a $10,000,000 note receivable (Note) from DM Associates Limited Partnership (DM Associates) collateralized by 1,220,000 shares of the Company's Class B Common Stock (Pledged Shares). In fiscal year 1998, DM Associates relinquished its right to the Pledged Shares in satisfaction of the note principal and therefore these shares are reflected as treasury stock for earnings (loss) per share purposes (See Note 15). The weighted average number of shares used in the calculation of basic earnings (loss) per share was 4,679,186, 4,605,054 and 4,440,997 for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. Dilutive earnings per share has not been presented as the Company's basic and dilutive earnings per share are equal for fiscal years 1999, 1998 and 1997.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as changes in stockholders' equity from non-owner sources. The adoption of this Statement had no impact on the Company for any of the fiscal years presented.

RECLASSIFICATIONS - Certain amounts in the prior periods' Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period.

-------------------------------------------------------------------------------

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------



2.    ACCOUNTS AND NOTES RECEIVABLE:

      A summary of accounts and notes receivable as of January 30, 1999 and January 31, 1998 is as follows:


                                                 1999       1998
                                              ----------- ----------
                                                 (in thousands)

Franchise accounts receivable                     $4,293   $  8,901
Franchise notes receivable                         2,894      2,654
Marketing allowances                               4,665      2,390
Other receivable                                   8,810      8,391
                                              ----------- ----------
                                                  20,662     22,336

Less  allowance  for doubtful  accounts and
notes receivable                                   2,074      2,241
                                              ----------- ----------

Net accounts and notes receivable                 18,588     20,095
Less noncurrent notes receivable  (included        3,047      5,125
in other assets)
                                              ----------- ----------
Current accounts and notes receivable            $15,541    $14,970

===============================================================================


      The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables. The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of January 30, 1999 and January 31, 1998, the fair values of the noncurrent notes receivable approximate their carrying values.

===============================================================================


3.    CHANGE IN METHOD OF INVENTORY VALUATION:

      The Company has changed its method for valuing inventory and cost of goods sold from LIFO to FIFO method in fiscal year 1999. Prior to fiscal year 1999, approximately 57% of the stores had used the LIFO method of valuing inventory. The change in the inventory valuation method for these stores was made in order to more appropriately cost inventory in light of continuing price volatility in the prices of its inventory, particularly as it relates to price volatility in the category of cigarettes, thus eliminating the confusion to financial statement users and to provide a more uniform system for valuing all inventories company-wide. The financial statements of prior years have been retroactively restated to apply the new method. The effect of the accounting change, net of the tax effect of 40.6%, on net loss, and earnings per share, as previously reported for fiscal years, 1998, 1997 and prior years is:




                                                        INCREASE
                                           ------------------------------------
EFFECT ON:                                     1998      1997       PRIOR
                                           -----------------------------------
Net Income                                   $ 242       $ 50      $ 2,251
Earnings Per Share
    Basic & Diluted                          $ .05       $.01

                         DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
===============================================================================


4.    PROPERTY AND EQUIPMENT:

      A summary of property and equipment as of January 30, 1999 and January 31, 1998 is as follows:

                                                        1999           1998
                                                   ------------   -------------
                                                           (in thousands)
Land and improvements                               $   5,779         $   5,697
Building and leasehold
  improvements                                         32,156            29,303
Equipment                                             108,517            95,365
Assets under capital leases                             6,259             2,815
                                                    ---------         ---------
                                                      152,711           133,180
Less accumulated depreciation
  and amortization                                    (53,882)          (50,591)

                                                    ---------         ---------
Property and equipment, net                         $  98,829         $  82,589

================================================================================

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $2,329,000 and $ 2,106,000 as of January 30, 1999 and January 31, 1998, respectively.

================================================================================


5.    INTANGIBLE ASSETS:

      A summary of intangibles as of January 30, 1999 and January 31, 1998 is as follows:

                                                       1999          1998
                                                    ----------   ------------
                                                         (in thousands)


Goodwill                                            $  14,091         $  13,890
Franchise and operating rights                         10,144            10,144
                                                    ---------         ---------
                                                       24,235            24,034
Less accumulated amortization                          (8,783)           (8,017)
                                                    ---------         ---------
Intangible assets, net                              $  15,452         $  16,017
================================================================================

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

Management has determined that there has been no material impairment to goodwill or franchise and operating rights as of January 30, 1999.
================================================================================

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES


6.    ACCRUED EXPENSES:

      A summary of accrued expenses as of January 30, 1999 and January 31, 1998 is as follows:


                                                            1999         1998
                                                         ----------   ----------
                                                               (in thousands)
Accrued salaries and wages                                $ 4,286        $ 3,984
Accrued environmental assessment and
  remediation                                               2,797          5,341
Other accrued expenses                                      8,295          8,852
                                                          -------        -------
         Total accrued expenses                           $15,378        $18,177
================================================================================


7.    LONG-TERM OBLIGATIONS:
      The Company had the following long-term obligations as of January 30, 1999 and January 31, 1998


                                                                                                   Jan. 31,
                                                                            January 30, 1999         1998
                                                                       --------------------------------------
                                               Interest    Maturity
                                                 Rate     (Fiscal Yr.) Current  Long-term   Total     Total
                                                                                  (in thousands):
                                               ---------- ------------ --------------------------------------

Senior subordinated notes (Series A Notes)      10.25%           2005  $-        $75,000   $75,000  $ 75,000
Senior subordinated notes (Series B Notes),
   net of original issue discount of $1,317     10.25%           2005   -         12,337    12,337    12,183
Senior revolving credit facility                Various          2003   -         10,200    10,200   -
Real estate  mortgage notes payable            6.25%-12.0%  2000-2012   2,652        341     2,993     3,163
Small Business Administration debentures       6.9%-9.6%    2001-2006     -        3,130     3,130     4,230
Equipment financing                             Various     2000-2009   1,404      3,443     4,847     1,872
                                                                       --------------------------------------
                                                                       $4,056   $104,451  $108,507  $ 96,448
-------------------------------------------------------------------------------------------------------------

===============================================================================



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

In December 1995, the Company issued an additional $13,500,000 principal amount of 10.25% senior subordinated notes (the "Series B Notes") due March 15, 2004. The proceeds received from the sale of the Series B Notes were used primarily to purchase the interests of a former majority stockholder of the Company and certain of his affiliates in DM Associates (see Note 15). The Indenture pursuant to which the Company issued the Series A Notes was amended and restated to apply to the Series B Notes.

In conjunction with the issuance of the Series B Notes, the Company issued to the purchasers of the Series B Notes warrants to purchase 1,215,000 shares of Class A Common Stock of the Company. In addition, the Company issued to the holders of the Series A Notes warrants to purchase 500,000 shares of the Class A Common Stock of the Company. The warrants may be exercised any time during the next four years. The initial exercise price of the warrants was $6.95 per share, which was adjusted in December 1996, to $5.45 per share. The exercise price may be adjusted further based upon the occurrence of various events, including stock dividends and issuances of Common Stock by the Company for a per share price less than the exercise price of the warrants or less than the current market value to the Company's Class A Common Stock.

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

The Series A and Series B Notes, (collectively, the "Notes") are redeemable, at the option of the Company, after March 15, 1999 at rates starting at 104.75% of the principal amount reduced annually through March 15, 2002, at which time they become redeemable at 100% of the principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company and its subsidiaries, the incurrence of additional indebtedness and new operating lease obligations by the Company or any of its subsidiaries, and certain mergers, consolidations and dispositions of assets. Additionally, according to the terms of the Notes, if a change of control occurs, as defined, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof.

The Company has a $30,000,000 senior revolving credit facility, of which up to $15,000,000 is available for the issuance of letters of credit. The outstanding balance is due and payable on April 30, 2003; however, the Company may extend such date for up to two additional one-year periods with the consent of the lenders. Certain provisions of the revolving credit facility were amended effective November 27, 1998. Interest on revolving credit loans is computed at an applicable margin over the agent bank's base rate or the LIBOR rate, at the option of the Company. The applicable margin, if any, is based upon the ratio of consolidated indebtedness to consolidated EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2 % on any unused portion of the revolving credit facility. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness (reduced by an amount equal to cash), to earnings before interest expense, taxes, depreciation and amortization (EBITDA); EBITDA to interest expense; EBITDA plus rent, less taxes paid in cash to interest expense, rent expense and principal payments required to be made on indebtedness; and the maintenance of a minimum net worth. At January 30, 1999, the Company was in compliance with all covenants. In connection with the credit agreement, the Company granted a security interest in substantially all of its non-real estate assets and pledged as collateral the shares of capital stock of certain subsidiary corporations of the Company.

In January 1999, the Company entered into a capital lease agreement of approximately $3.8 million for the lease of certain equipment. The lease term is 48 months with monthly installments of principal and interest with interest at 10.05%. The Company intends to fund payments out of working capital.

The Company is limited in the amount of cash dividends that it may pay and the amount of capital stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the senior revolving credit facility and Notes. As of January 30, 1999, taking into account such limitations, the Company would not have been able to pay cash dividends.

As of January 30, 1999 and January 31, 1998, respectively, the fair values of the real estate mortgage notes payable, Small Business Administration debentures, equipment financing and capital leases, approximated their respective carrying amounts. Fair values of obligations is based on rates available to the Company for debt with similar terms and maturities. As of January 30, 1999 and January 31, 1998, the fair value of the Series A and Series B Notes, net of original issue discount, approximated the carrying amount. The fair values of the Notes were based on quoted market prices as of January 30, 1999 and January 31, 1998, respectively. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of January 30, 1999.

As of January 30, 1999, maturities on long-term obligations for the next five years, are as follows:

-------------------------------------------------------------------------------


                           Fiscal Year
                          -------------
                                                  (in thousands)

                           2000                    $   4,056
                           2001                        1,189
                           2002                        3,589
                           2003                       11,313
                           2004                          219

-------------------------------------------------------------------------------

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

8.    OPERATING LEASES:

      The Company leases operating properties, including store locations and office space, under various lease agreements expiring through 2020. Certain of these locations are sublet to the Company's franchisees. The future minimum lease payments related to these properties are included in the following summary.

      A summary of future minimum lease payments and sublease receipts as of January 30, 1999 is as follows:


                                                Operating                        Net
                      Fiscal Year Ending         Leases          Operating    Operating
                                                 Payable         Subleases     Leases
                      --------------------------------------  -------------------------
                                                        (in thousands)
                      2000                        $13,177           $  994     $12,183
                      2001                         10,761              804       9,957
                      2002                          8,600              641       7,959
                      2003                          6,914              539       6,375
                      2004                          5,785              519       5,266
                      Thereafter                   41,189            2,169      39,020
                                               -----------    -------------------------

                      Total                       $86,426           $5,666     $80,760
                      =================================================================

===============================================================================


      Rental expense for all operating leases was as follows:

                        1999       1998        1997
                      ---------  ---------   ---------
                              (in thousands)
Leases                 $13,516    $13,038     $15,523
Less subleases           1,999      2,509       4,000
                      ---------  ---------   ---------

Net                    $11,517    $10,529     $11,523


===============================================================================
9.    FEDERAL AND STATE INCOME TAXES:

      The (provision) benefit from income taxes for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 was as follows:

                                              1999          1998         1997
                                            -------       -------       -------
                                                       (in thousands)
Current (provision) benefit
   Federal                                  $   (23)      $  (286)      $   207
   State and Local                               --          (472)         (345)
                                            -------       -------       -------

         Total current provision                (23)         (758)         (138)
                                            -------       -------       -------


Deferred (provision) benefit
   Federal                                     (103)          811           518
   State and Local                              (24)          478           313
                                            -------       -------       -------

         Total deferred                        (127)        1,289           831
         (provision) benefit
                                            -------       -------       -------
Total (provision) benefit                   $  (150)      $   531       $   693

================================================================================

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

                               Percent of Pretax Income
                                        (Loss)
                              ---------------------------
                               1999      1998      1997
                              --------  --------  -------

Statutory federal income        34%      (34%)    (34%)
tax rate
Increase (decrease) from:
   State income tax
   net of federal tax           14        (1)       2
   effect
   Nondeductible expenses
   and amortization of          38         8        5
   acquired assets
                              --------  --------  -------

 Effective income tax rate      86%      (27%)    (27%)

===============================================================================


Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets (liabilities) as of January 30, 1999 and January 31, 1998 were as follows:

                                                       1999         1998
                                                     ----------   ----------
                                                         (in thousands)

Capitalized leases                                   $    161          $    158
Depreciation and amortization                         (13,624)          (12,504)
Vacation accrual                                          277               269
Reserve for asset valuations                              842               910
Insurance reserves not deductible                       1,082             1,508
for tax purposes
Income deferred for financial                           3,341             2,210
statement purposes
Reserve for closed stores and                             455             1,358
renovations
Accrued restructuring and                                  27               357
severance reserves
Write-down of non-operating                             1,185             1,185
properties
Tax credits and net operating                           9,650             8,223
loss carryforwards
Other                                                     (54)              223
                                                     --------          --------
Net deferred tax asset                               $  3,342          $  3,897


As of January 30, 1999, the Company had alternative minimum tax credits aggregating $435,000 which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. In addition, the Company had $1,900,000 of targeted jobs credit carryforwards that expire, if unused, from fiscal years 2007 to 2011 and $332,000 of foreign tax credit carryforwards that expire, if unused, in fiscal years 2000 to 2004. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of January 30, 1999, the Company had a capital loss carryforward of $1,728,000 that will expire in fiscal year 2003. As of January 30, 1999, the Company had regular federal income tax net operating loss carryforwards of $15,374,000 which expire, if unused, from fiscal years 2010 to 2019 and net operating loss carryforwards for state income tax purposes of $18,903,000 which expire, if unused, from fiscal years 2000 to 2013. Realization of the net operating loss carryforwards and tax credits are dependent on generating sufficient taxable income prior to the expiration of the operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, would be reduced in the near term if management's estimate of future taxable income during the carryforward period is reduced. No valuation allowance for deferred tax assets was provided as of January 30, 1999 and January 31, 1998.

================================================================================

Additionally, the Company changed its method of inventory valuation from the LIFO method during fiscal year 1999 (see Note 3). As a result of this change, the Company will recognize $7.4 million of income for tax purposes.
The Company expects to offset a significant portion of this taxable income with its available net operating loss carryforwards.
================================================================================

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
================================================================================
10.   CAPITAL STOCK:

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

In June 1986, the stockholders approved an Employee Stock Purchase Plan. The plan, as amended in September, 1996, provides that employees may purchase quarterly, through payroll deductions, up to 1,000 shares of Class A Common Stock at 85% of the market value. Of the original 1,250,000 shares provided for under this plan, 1,002,307 shares remained available for issuance as of January 30, 1999.

As of January 30, 1999, January 31, 1998 and February 1, 1997, the Company held 521,625 shares of Class A Common Stock as treasury stock. The Company held 1,395,957, 1,395,957 and 175,957 shares of Class B Common Stock as treasury shares as of January 30, 1999, January 31, 1998 and February 1, 1997, respectively.
================================================================================

11.   STOCK OPTION PLANS, GRANTS AND WARRANTS:

In general, the Company's stock option plans provide for the granting of options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have a ten year term and vest and become exercisable on a pro rata basis over four years.

The Company adopted Stock Option Plans in 1985 and 1990 providing for the granting of options to employees up to an aggregate of 226,875 shares of Class B Common Stock and 750,000 shares of Class A Common Stock. The Company granted incentive stock options for the purchase of 61,906 Class A Common Shares pursuant to these Plans in fiscal year 1999. No options were granted from these plans in either fiscal year 1998 or fiscal year 1997. As of January 30, 1999, the Company had no Class A or Class B Common Stock available for grant under the 1990 Plan. In addition to the incentive stock options granted under the above Plans, the Company has granted 0, 47,500 and 25,125, non-qualified stock options in fiscal years 1999, 1998 and 1997 respectively, which are not part of a specific plan.

In January 1996, the Company adopted a Stock Option and Incentive Award Plan (the "Award Plan") and a non-qualified Stock Option Plan for Outside Directors ("Outside Directors Plan"). Both plans were amended in June, 1998. The Award Plan provides for granting of stock awards and options to employees up to a total of 1,150,000 shares of either Class A or Class B Common Stock. In fiscal 1999, 1998 and 1997, the Company granted incentive stock options for the purchase of 120,594, 125,000 and 22,500 Class A Shares, respectively. In fiscal year 1999, the Company granted incentive stock options for the purchase of 137,500 shares of Class B Common Stock. As of January 30, 1999, the Company had available for grant under the Award Plan options to purchase 341,906 shares of Class A and Class B Common Stock, after considering the lapse of options previously granted. The Outside Directors Plan provides for the initial grant of an option to purchase 3,500 shares of the Company's Class A Common Stock to each non-employee director and an annual grant of an option to purchase 3,500 shares. The maximum number of shares reserved for issuance under this plan, as amended, is 150,000 shares of Class A and Class B Common Stock. The Company granted 40,000, 17,500 and 17,500 nonqualified Class A Common Stock options to Outside Directors in fiscal years 1999, 1998 and 1997, respectively. In fiscal year 1999, the Company granted nonqualified stock options for the purchase of 25,000 shares of Class B Common Stock. As of January 30, 1999, the Company had available for grant under the Outside Directors Plan options to purchase 60,000 shares of Class A and Class B Common Stock, after considering lapses.

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

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                                 1999      1998      1997
                              --------   --------  --------
Risk-free interest rates          5.73%     6.19%     6.24%
Expected dividend  yield           -  %      -  %      -  %
Expected volatility Class A      40.12%    42.64%    39.00%
Expected volatility Class B      46.58%       N/A       N/A
Expected life in years             9.50      9.50      6.72

===============================================================================

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information is as follows:

                               1999        1998         1997
                             --------   ----------  ------------
Pro forma net loss              $(243)   $(1,645)      $(1,978)

Pro forma loss per share       $(0.05)    $(0.35)       $(0.45)

===============================================================================



The pro forma effect on net loss for fiscal years 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

A summary of the Company's stock option activity and related information for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, is as follows:


                                                      Weighted-Average
                                           Options    Exercise Price
                                           ---------  ----------------
                                        (in thousands)

       Outstanding February 3, 1996          943              $3.92
       Granted                                65               4.58
       Exercised                            (170)              3.17
       Forfeited                            (197)              5.70
                                            -------         --------
       Outstanding February 1, 1997          641              $3.64
       Granted                               172               4.49
       Exercised                             (62)              2.84
       Forfeited                             (84)              3.58
                                            -------         --------
       Outstanding January 31, 1998          667              $3.95
       Granted                               385               4.20
       Exercised                             (53)              2.80
       Forfeited                             (75)              5.03
                                            -------         --------
       Outstanding January 30, 1999          924              $4.03
===============================================================================

The weighted-average fair values of stock options granted during fiscal years 1999, 1998 and 1997 were $4.20, $3.26 and $3.12, respectively.

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

The following table summarizes information about the Company's stock options outstanding as of January 30, 1999:


                                                         Weighted    Weighted-Average
                                                         Average      Remaining
          Grant           Options         Options        Exercise    Contractural
       Price Range      Outstanding     Exercisable       Price      Life (Years)
      ---------------  --------------  -------------- ----------------------------
      $2.75 to $2.88       206,488         206,488         $2.80        4.0
      $3.63 to $4.60       562,387         136,415          4.05        8.4
      $5.00 to $6.00       155,500          76,875          5.58        7.8
      -----------------------------------------------------------------------
            Total          924,375         419,778
=========================================================================================


During fiscal years 1998 and 1997, the Company awarded, pursuant to the Award plan, restricted stock grants consisting of an aggregate of 137,500 and 45,000 shares, respectively, of the Company's Class A Common Stock. In addition, the Company awarded 137,500 shares of the Company's Class B Common Stock in fiscal year 1998. No shares were awarded in fiscal year 1999. No compensation was recorded with respect to the shares awarded under the Award Plan.

In December 1995, the Company issued warrants to purchase 1,715,000 shares of Class A Common Stock, which may be exercised at any time during the next four years (see Notes 7 and 15) at an initial exercise price of $6.95 per share, which exercise price was subsequently adjusted to $5.45 per share as of February 1, 1997. The issuance of the warrants was recorded as an increase in paid-in capital.

===============================================================================


12. EMPLOYEE BENEFIT PLANS:
The Company provides benefits to qualified employees through a defined contribution profit sharing plan. Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. No discretionary contributions to this plan were made in fiscal 1999, 1998 and 1997.

Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 50% of such contributions during fiscal year 1999 and 25% during fiscal year 1998 and 1997, up to 6% of the employees' annual compensation. Matching contributions from the Company for fiscal years 1999, 1998 and 1997 were $252,000, $103,000 and $117,000, respectively. The Company does not offer any additional post retirement and post-employment benefits to its employees.

===============================================================================

13. UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS: In fiscal year 1998, the Company completed the sale of assets relating to 156 convenience store and retail gasoline locations in Connecticut, Massachusetts, Rhode Island and New York for $39.1 million. The principal assets sold by the Company included inventories, convenience store and gasoline fixtures and equipment, land, buildings, and building and leasehold improvements. In fiscal year 1998, the Company also sold its former office and manufacturing facility in Ohio for $4.1 million. The resulting net pre-tax gain of $3.6 million has been excluded from the pro forma results. The following unaudited pro forma information of the Company for the fiscal year January 31, 1998 has been prepared assuming that the asset sales had occurred as of the beginning of the fiscal year ended February 1, 1997. The unaudited pro forma information is not necessarily indicative of the results which would have been reported if the transaction had occurred at the beginning of the fiscal year ended February 1, 1997, or which may be reported in the future. The unaudited pro forma information reflects the exclusion, for all fiscal periods shown, of historical revenues, cost of goods sold, operating expenses, and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited pro forma information reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the sale of the assets sold had been received at the beginning of the fiscal year ended February 1, 1997, and also reflects the elimination of the estimated income tax effect of the associated excluded results of operations for the assets sold. The unaudited pro forma information is as follows:

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES


                                                    1999              1998
                                                  ----------        ----------
                                                      (in thousands, except
                                                        per share amounts)

Revenues                                           $ 477,047          $ 459,348

Cost of goods sold and expenses:
   Cost of goods sold                                339,308            333,012
   Operating and administrative
     expenses                                        126,758            121,957
   Interest expense                                   10,806             10,330
                                                   ---------          ---------
                                                     476,872            465,299
                                                   ---------          ---------
   Income (loss)  before income taxes                    175             (5,951)

(Provision) benefit from
income taxes                                            (150)             1,674
                                                   ---------          ---------

   Net income (loss)                               $      25          $  (4,277)


   Income (loss) per share                         $     .01          $   (0.93)

================================================================================


14. COMMITMENTS AND CONTINGENCIES:

As of January 30, 1999, the Company was contingently liable for outstanding letters of credit amounting to $7,000,000.

The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. In February 1997, the Company adopted SOP No. 96-1, "Environmental Remediation Liabilities", which provides guidance on specific accounting issues related to the recognition, measurement and disclosure of environmental remediation liabilities. These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year. As of January 30, 1999 and January 31, 1998, the Company had recorded an accrual of $4,589,000 and $6,770,000, respectively, for such costs. The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such funds. As of January 30, 1999 and January 31, 1998, the Company had recorded a reimbursement receivable of $4,522,000 and $ 4,770,000, respectively. For the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, the Company recorded a provision for environmental expenses of $98,000, $3,354,000 and $2,109,000, respectively. Additionally, under current federal and state regulatory programs, the Company was obligated by December 1998 to upgrade or replace most of its existing underground storage tanks ("USTs"). The Company met this obligation prior to December 22, 1998 for all locations but 14. These 14 locations were closed prior to December 22, 1998. The Company is in the process of selling these locations.

In fiscal year 1997, the Company entered into a new agreement for the wholesale supply of various grocery items to its Northeast, Midwest and Southeast region stores. Under the supply agreement, the Company is obligated to purchase annually a minimum amount of merchandise for a period of eight years. Management believes that the level of purchase is readily achievable over the term of the new agreement. Prices to be charged by the supplier must be competitive.

In fiscal year 1999, the Company entered into a long-term supply and branding agreement with Chevron Products Company to brand certain high-volume retail gasoline locations. The agreement obligates the Company to purchase a minimum volume of gasoline over a ten year period. Management believes that the purchase volume is readily achievable over the term of the agreement. In addition, the agreement provides for the Company to be reimbursed for costs incurred in the conversion of equipment and display facilities.

In fiscal year 1999, the Company entered into an agreement with Coca-Cola U.S.A. Fountain to exclusively sell Coca-Cola fountain products in the Company's fountain centers. The agreement calls for the purchase of a minimum quantity of fountain syrups over the next five years. Management believes that the level of purchases is easily attainable.

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES


In fiscal year 1999, the Company entered into an agreement with Millstone Coffee. The agreement calls for the Company to exclusively sell Millstone brand coffee blends over the next five years.

The company has been named as a nominal defendant, along with certain of those persons who were directors of the Company in fiscal 1996, in two shareholder derivative actions. The two cases have been consolidated as DAIRY MART CONVENIENCE STORES, INC. DERIVATIVE LITIGATION, and the case is currently pending in the Delaware Court of Chancery of New Castle County as Consolidated C.A. No. 14713. The plaintiffs allege, among other things, that in connection with the settlement of the dispute between Charles Nirenberg and the Company's management with respect to control of the Company, the directors violated their fiduciary duty to the Company and its stockholders, violated provisions of the Delaware general corporation law and wasted corporate assets. Mr. Nirenberg is a former shareholder, director and officer of the Company. The plaintiffs seek, among other things, a declaration that the current structure of the general partner of DM Associates Limited Partnership ("DM Associates") is invalid, that certain interests in the general partner of DM Associates should be vested in the company, and that the voting rights associated with the Class B Common Stock held by DM Associates should be neutralized. On August 9, 1996, the Court granted in part and denied in part defendants' motions to dismiss. The Court held the plaintiffs failed to state (1) a claim of waste, (2) a claim that the defendants did not make adequate disclosure in connection with the transaction, with Mr. Nirenberg and (3) any claim under the Delaware General Corporation Law. The Court, however, refused to dismiss at the pleading stage certain claims for breach of fiduciary duty. Discovery is now closed and both sides have moved for summary judgment and are awaiting the Court's decision. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be.

The Company is also a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled NEW ENGLAND DAIRIES, INC. V. DAIRY MART CONVENIENCE STORES, INC. AND DAIRY MART, INC., Civil Action No. 97-0569873 (Conn. Super.) This action was commenced on April 17, 1997 by New England Dairies, Inc. ("NED") alleging that Dairy Mart committed an anticipatory breach of a supply agreement entered into between NED and Dairy Mart on April 25, 1995 ("the Agreement"), when Dairy Mart entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's action seeks lost profits in the amount of $3.7 million. Both sides have moved for summary judgment and are awaiting the court's decision. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. The Company has recognized no provision for any possible loss in the accompanying consolidated financial statements.

In the ordinary course of business, the Company is party to various other actions which the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which the Company currently is party will not have a material adverse effect upon its future results of operations or financial condition.

===============================================================================

15. RESTRUCTURING INITIATIVE

During fiscal year 1996, the Company entered into an agreement with a former majority stockholder of the Company and certain of his affiliates (Former Holder) for purposes of settling a dispute between the Former Holder and the Company's board of directors and management with respect to control of Company. The dispute arose due to philosophical differences with regards to the strategic direction and management of the Company. The agreement provided for a cash payment of $13,150,000 to the Former Holder comprised of $10,000,000 for the purchase of certain interests of the Former Holder in DM Associates, which then owned 1,858,743 shares of the Company's Class B Common Stock, and $3,150,000 for additional costs and expenses which consisted of $850,000, $800,000 and $1,500,000 for the reimbursement of legal and other costs, for the execution of a non-compete agreement, and for a release of claims against the Company, by or with the Former Holder, respectively. The acquired interests included a 46% limited partnership interest in DM Associates and a promissory note receivable from DM Associates. The promissory note had a principal amount of $7,100,000, and had accrued interest at an annual rate of 9% since its inception in 1992, for a total accreted value as of February 3, 1996 of approximately $10,000,000. The note was collateralized by the Pledged Shares and had a scheduled maturity date of September 12, 1997.

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

The Company did not attribute value to its acquired limited partnership interest in DM Associates because at the then current market price of the Company's Class B Common Stock, the Company would not receive any distribution upon a dissolution of DM Associates in respect of the interest since the other limited partner of DM Associates is entitled to a preferential return according to the terms and conditions of the partnership agreement. Based upon the market price of the Company's Class B Common Stock as of January 30, 1999, the Company still would not receive any distribution upon a liquidation of DM Associates. The Company attributed a fair value of $10,000,000 to the acquired promissory note and recorded the note as a reduction of stockholders' equity in the Consolidated Balance Sheets. Although DM Associates retained its right to pay the full accreted value of the note at or before maturity, the Company anticipated, based upon the market price of the Company's Class B Common Stock and since DM Associates primary asset was the Pledged Shares, that DM Associates would choose to relinquish its right to the Pledged Shares in full satisfaction of the note. Assuming that the Company received the Pledged Shares in satisfaction of the note and received no value for its limited partnership interest, the Company effectively paid $8.20 per share for the Pledged Shares at the time of the agreement when the quoted market price of the Company's Class B Common Stock was $6.38 per share. The Company's Board of Directors obtained a fairness opinion from a nationally recognized valuation firm prior to consummating the agreement to the effect that the price paid by the Company in the transaction was fair from a financial point of view to the Company and its public stockholders. The aforementioned opinion was based on, among other items: the market multiple approach in which the Company was compared with other publicly traded companies on the basis of operational and economic similarities; the comparable transaction approach in which transactions involving the acquisition of a control position in other convenience and grocery store operators were reviewed; and the discounted cash flow approach in which management's financial projections (which reflected improved profitability and cash flows for fiscal years 1997 through 2001) were reviewed to develop a value indication for the Company. These analyses resulted in a valuation range for the Company's Common Stock of $6.85 to $9.45 per share. In addition, the Company elected to expense the costs associated with the non-compete agreement rather than deferring such costs over the term of the agreement as the future value was deemed to have minimal economic impact on future years.

In September 1997, DM Associates relinquished its right to the Pledged Shares in satisfaction of the note principal and paid $646,000 to the Company as interest on the note. The interest income is included in revenues in the accompanying Consolidated Statement of Operations for fiscal 1998.


16.       SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION:

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

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 30, 1999
                                 (IN THOUSANDS)

                                                          Parent       Guarantor
                                                         Company      Subsidiaries        FINOP      Eliminations      Consolidated
                                                        ---------     ------------      ---------    ------------      ------------

Revenues (including excise taxes of $31,265)            $     155       $ 476,470       $     422       $       -       $ 477,047

Cost of goods sold and expenses:
   Cost of goods sold                                           -         339,308               -               -         339,308
   Operating and administrative expenses                      276         126,460              22               -         126,758
   Interest expense                                         9,749             752             305               -          10,806
                                                        ---------       ---------       ---------       ---------       ---------
                                                           10,025         466,520             327               -         476,872
                                                        ---------       ---------       ---------       ---------       ---------

   Income (loss) before income
     taxes and equity in income
     of consolidated subsidiaries                          (9,870)          9,950              95               -             175

Benefit from (provision for)
income taxes                                                4,342          (4,454)            (38)              -            (150)
                                                        ---------       ---------       ---------       ---------       ---------

   Income (loss) before equity in income of
     consolidated subsidiaries                             (5,528)          5,496              57               -              25

Equity in income of
consolidated subsidiaries                                   5,553              57               -          (5,610)              -
                                                        ---------       ---------       ---------       ---------       ---------

   Net income                                           $      25       $   5,553       $      57       $  (5,610)      $      25


--------------------------------------------------------------------------------

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 30, 1999
                                 (IN THOUSANDS)

                                                        Parent         Guarantor
                                                        Company       Subsidiaries       FINOP       Eliminations     Consolidated
                                                       ----------     ------------       -----       ------------     ------------

Assets
Current Assets:
   Cash                                                  $     519      $   2,848       $       -      $       -       $   3,367
   Short-term investments                                      138              3           2,583              -           2,724
   Accounts and notes receivable                             1,327         13,093           1,121              -          15,541
   Inventory                                                     -         24,293               -              -          24,293
   Prepaid expenses and other current assets                     -          2,324               -              -           2,324
   Deferred income taxes                                         -          1,520               -              -           1,520
                                                         ---------      ---------       ---------      ---------       ---------
         Total current assets                                1,984         44,081           3,704              -          49,769
                                                         ---------      ---------       ---------      ---------       ---------

Assets Held for Sale                                             -          6,327               -              -           6,327
Property and Equipment, net                                      -         98,829               -              -          98,829
Intangible Assets, net                                           -         15,452               -              -          15,452
Other Assets, net                                            1,689         11,271           1,134         (3,140)         10,954
Investment in and Advances to Subsidiaries                 140,880          1,602             290       (142,772)              -
                                                         ---------      ---------       ---------      ---------       ---------

         Total assets                                    $ 144,553      $ 177,562       $   5,128      $(145,912)      $ 181,331

---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
   Current Liabilities:
   Current maturities of long-term obligations           $   3,807      $     249       $       -      $       -       $   4,056
   Accounts payable                                         23,776         11,885              24              -          35,685
   Accrued expenses                                            183         15,186               9              -          15,378
   Accrued income taxes                                      2,593              -               -         (2,593)              -
   Accrued interest                                          3,641             (1)             73              -           3,713
                                                         ---------      ---------       ---------      ---------       ---------
         Total current liabilities                          34,000         27,319             106         (2,593)         58,832
                                                         ---------      ---------       ---------      ---------       ---------

Long-Term Obligations, less current portion above          100,749            572           3,130              -         104,451
Other Liabilities                                              547          8,791               -           (547)          8,791
Stockholders' Equity                                         9,257        140,880           1,892       (142,772)          9,257
                                                         ---------      ---------       ---------      ---------       ---------

         Total liabilities and stockholders' equity      $ 144,553      $ 177,562       $   5,128      $(145,912)      $ 181,331

--------------------------------------------------------------------------------

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 30, 1999
                                 (IN THOUSANDS)

                                                          Parent        Guarantor
                                                          Company      Subsidiaries      FINOP       Eliminations   Consolidated
                                                          -------      ------------      -----       ------------   ------------


Net cash provided by (used in) operating activities       $  7,221       $  4,129       $   (459)      $      -       $ 10,891
                                                          --------       --------       --------       --------       --------

Cash flows from investing activities:
   Purchase of and change in short-term investments           (138)             -          1,043              -            905
   Purchase of property and equipment                            -        (52,398)             -              -        (52,398)
   Proceeds from sale of property,
     equipment and assets held for sale                          -         30,760              -              -         30,760
   Investment in and advances to subsidiaries              (15,909)        15,909              -              -              -
   Increase in long-term notes receivable                        -         (1,816)           640              -         (1,176)
   Proceeds from collection of long-term
   notes receivable                                              -          1,544              -              -          1,544
   Increase in intangibles and other assets                   (448)         1,198           (108)             -            642
                                                          --------       --------       --------       --------       --------
Net cash (used in) provided by  investing activities       (16,495)        (4,803)         1,575              -        (19,723)
                                                          --------       --------       --------       --------       --------

Cash flows from financing activities:
   Increase in revolving loan, net                          10,200              -              -              -         10,200
   Repayment of long-term obligations                         (651)          (300)        (1,100)                       (2,051)
   Payment of dividend                                           -            250           (250)             -              -
   Issuance of common stock                                    244              -              -              -            244
                                                          --------       --------       --------       --------       --------
Net cash provided by (used in) financing activities          9,793            (50)        (1,350)             -          8,393
                                                          --------       --------       --------       --------       --------

Increase (decrease)  in cash                                   519           (724)          (234)             -           (439)
Cash at beginning of year                                        -          3,572            234              -          3,806
                                                          --------       --------       --------       --------       --------

Cash at end of year                                       $    519       $  2,848       $      -       $      -       $  3,367


                                                             Parent       Guarantor
                                                             Company     Subsidiaries   FINOP       Eliminations   Consolidated
                                                             -------     ------------   -----       ------------   ------------
         Supplemental disclosures:
         Cash paid during the year -
            Interest                                         $ 9,876      $    435     $    350           -         $ 10,661
            Income taxes refunded                               (381)            -            -           -             (381)
         Non-cash inventory and financing activities -
            Capital lease obligation                           3,756             -            -           -            3,756

--------------------------------------------------------------------------------


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                      Parent        Guarantor
                                                      Company      Subsidiaries       FINOP        Eliminations    Consolidated
                                                     ---------     ------------       -----        ------------    ------------

Revenues (including excise taxes of $29,641)         $   1,144       $ 499,737       $     478       $       -       $ 501,359

Cost of goods sold and expenses:
   Cost of goods sold                                        -         364,525               -               -         364,525
   Operating and administrative expenses                   269         127,919              33               -         128,221
   Interest expense                                      9,776             485             351               -          10,612
                                                     ---------       ---------       ---------       ---------       ---------
                                                        10,045         492,929             384               -         503,358
                                                     ---------       ---------       ---------       ---------       ---------

   Income (loss) before income taxes and equity
      in income of consolidated subsidiaries            (8,901)          6,808              94               -          (1,999)

Benefit from (provision for)  income taxes               2,573          (2,015)            (27)              -             531
                                                     ---------       ---------       ---------       ---------       ---------

   Income (loss) before equity in income of
      consolidated subsidiaries                         (6,328)          4,793              67               -          (1,468)

Equity in income of consolidated subsidiaries            4,860              67               -          (4,927)              -
                                                     ---------       ---------       ---------       ---------       ---------

   Net income (loss)                                 $  (1,468)      $   4,860       $      67       $  (4,927)      $  (1,468)

--------------------------------------------------------------------------------

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                          Parent       Guarantor
                                                          Company     Subsidiaries       FINOP      Eliminations     Consolidated
                                                         ---------    ------------       -----      ------------     ------------

Assets
Current Assets:
   Cash                                                  $       -      $   3,572      $     234      $       -       $   3,806
   Short-term investments                                        -              3          3,626              -           3,629
   Accounts and notes receivable                             1,254         13,040            676              -          14,970
   Inventory                                                     -         21,088              -              -          21,088
   Prepaid expenses and other current assets                    69          2,162              -              -           2,231
   Deferred income taxes                                       852            196              -              -           1,048
                                                         ---------      ---------      ---------      ---------       ---------
         Total current assets                                2,175         40,061          4,536              -          46,772
                                                         ---------      ---------      ---------      ---------       ---------

Assets Held for Sale                                             -         10,715              -              -          10,715
Property and Equipment, net                                      -         82,589              -              -          82,589
Intangible Assets, net                                           -         16,017              -              -          16,017
Other Assets, net                                            1,580          8,192          1,782              -          11,554
Investment in and Advances to Subsidiaries                 121,215          1,948            137       (123,300)              -
                                                         ---------      ---------      ---------      ---------       ---------

         Total assets                                    $ 124,970      $ 159,522      $   6,455      $(123,300)      $ 167,647

--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
   Current Liabilities:
   Current maturities of long-term obligations           $     637      $     319      $   1,100            $ -       $   2,056
   Accounts payable                                         20,138         11,159              -              -          31,297
   Accrued expenses                                          1,297         16,857             23              -          18,177
   Accrued interest                                          3,450              -            117              -           3,567
                                                         ---------      ---------      ---------      ---------       ---------
         Total current liabilities                          25,522         28,335          1,240              -          55,097
                                                         ---------      ---------      ---------      ---------       ---------

Long-Term Obligations, less current                         90,460            802          3,130              -          94,392
portion above
Other Liabilities                                                -          9,170              -              -           9,170
Stockholders' Equity                                         8,988        121,215          2,085       (123,300)          8,988
                                                         ---------      ---------      ---------      ---------       ---------

         Total liabilities and stockholders' equity      $ 124,970      $ 159,522      $   6,455      $(123,300)      $ 167,647


--------------------------------------------------------------------------------

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                         Parent         Guarantor
                                                         Company       Subsidiaries     FINOP       Eliminations  Consolidated
                                                         --------      ------------    -------      ------------  ------------


Net cash provided by (used in) operating activities      $  3,844       $  3,993       $     39       $      -      $  7,876
                                                         --------       --------       --------       --------      --------

Cash flows from investing activities:
   Purchase of and change in short-term investments             -             (3)        (2,093)             -        (2,096)
   Purchase of property and equipment                           -        (31,604)             -              -       (31,604)
   Proceeds from sale of property,
     equipment and assets held for sale                         -         32,552              -              -        32,552
   Investment in and advances to subsidiaries               8,112         (8,818)           706              -             -
   Increase in long-term notes receivable                       -            (92)          (561)             -          (653)
   Proceeds from collection of long-term
   notes receivable                                             -             35            963              -           998
   Decrease in intangibles and other assets                    28          1,281              8              -         1,317
                                                         --------       --------       --------       --------      --------
Net cash used in investing activities                       8,140         (6,649)          (977)             -           514
                                                         --------       --------       --------       --------      --------

   Repayment of long-term obligations                     (12,326)        (1,790)             -              -       (14,116)
   Issuance of common stock                                   242              -              -              -           242
                                                         --------       --------       --------       --------      --------
Net cash used in financing activities                     (12,084)        (1,790)             -              -       (13,874)
                                                         --------       --------       --------       --------      --------

Decrease in cash                                             (100)        (4,446)          (938)             -        (5,484)
Cash at beginning of year                                     100          8,018          1,172              -         9,290
                                                         --------       --------       --------       --------      --------

Cash at end of year                                      $      -       $  3,572       $    234       $             $  3,806

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)
                       FOR THE YEAR ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)


         Supplemental disclosures:
         Cash paid during the year -
            Interest                                  $  9,710       $485        $349           -         $10,544
            Income taxes refunded                       (1,188)         -           -           -          (1,188)
         Non-cash inventory and financing
         activities -
            Note Receivable from DM Associates          10,000          -           -           -          10,000
         Purchase of treasury stock                    (10,000)         -           -           -         (10,000)


--------------------------------------------------------------------------------

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED FEBRUARY 1, 1997
                                 (IN THOUSANDS)

                                                        Parent         Guarantor
                                                        Company       Subsidiaries        FINOP      Eliminations     Consolidated
                                                        --------      ------------        -----      ------------     ------------

Revenues (including excise taxes of $36,427)            $     253       $ 584,981       $     512            $  -       $ 585,746

Cost of goods sold and expenses:
   Cost of goods sold                                           -         431,767               -               -         431,767
   Operating and administrative expenses                      277         145,326              28               -         145,631
   Interest expense                                        10,050             472             355               -          10,877
                                                        ---------       ---------       ---------       ---------       ---------

                                                           10,327         577,565             383               -         588,275
                                                        ---------       ---------       ---------       ---------       ---------

   Income (loss) before income taxes and
     equity in income of consolidated subsidiaries        (10,074)          7,416             129               -          (2,529)

Benefit from (provision for) income taxes                   2,802          (2,074)            (35)              -             693
                                                        ---------       ---------       ---------       ---------       ---------

   Income (loss) before equity in income
     of consolidated subsidiaries                          (7,272)          5,342              94               -          (1,836)

Equity in income of consolidated subsidiaries               5,436              94               -          (5,530)              -
                                                        ---------       ---------       ---------       ---------       ---------

   Net income (loss)                                    $  (1,836)      $   5,436       $      94       $  (5,530)      $  (1,836)

--------------------------------------------------------------------------------

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                             AS OF FEBRUARY 1, 1997
                                 (IN THOUSANDS)

                                                Parent        Guarantor
                                                Company      Subsidiaries       FINOP      Eliminations    Consolidated
                                                --------     ------------      -------     ------------    ------------

Assets
Current Assets:
   Cash                                         $     100      $   8,018      $   1,172      $       -       $   9,290
   Short-term investments                               -              -          1,533              -           1,533
   Accounts and notes receivable                       20         12,897            671              -          13,588
   Inventory                                            -         24,057              -              -          24,057
   Prepaid expenses and other current                  20          3,309              -              -           3,329
   assets
   Deferred income taxes                              933            878              -              -           1,811
                                                ---------      ---------      ---------      ---------       ---------

         Total current assets                       1,073         49,159          3,376              -          53,608
                                                ---------      ---------      ---------      ---------       ---------

Assets Held for Sale                                    -          9,543              -              -           9,543
Property and Equipment, net                             -         89,448              -              -          89,448
Intangible Assets, net                                  -         17,039              -              -          17,039
Other Assets, net                                   1,389          4,637          2,192              -           8,218
Investment in and Advances to Subsidiaries        129,085          1,175            843       (131,103)              -
                                                ---------      ---------      ---------      ---------       ---------

         Total assets                           $ 131,547      $ 171,001      $   6,411      $(131,103)      $ 177,856

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                             AS OF FEBRUARY 1, 1997
                                 (IN THOUSANDS)


--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term obligations           $     929      $     454            $ -       $      -       $   1,383
   Accounts payable                                         13,800         16,890              -              -          30,690
   Accrued expenses                                            726         12,432              9              -          13,167
   Accrued interest                                          3,520              -            115              -           3,635
                                                         ---------      ---------      ---------      ---------       ---------
         Total current liabilities                          18,975         29,776            124              -          48,875
                                                         ---------      ---------      ---------      ---------       ---------

Long-Term Obligations, less current portion above          102,358          2,457          4,230              -         109,045
Other Liabilities                                                -          9,683             39              -           9,722
Stockholders' Equity                                        10,214        129,085          2,018       (131,103)         10,214
                                                         ---------      ---------      ---------      ---------       ---------

         Total liabilities and stockholders' equity      $ 131,547      $ 171,001      $   6,411      $(131,103)      $ 177,856


--------------------------------------------------------------------------------


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED FEBRUARY 1, 1997
                                 (IN THOUSANDS)

                                                                Parent      Guarantor
                                                                Company    Subsidiaries       FINOP    Eliminations  Consolidated
                                                               --------    ------------    ----------  ------------  ------------


Net cash provided by (used in) operating activities            $ (4,406)      $ 13,925       $     91       $   -      $  9,610
                                                               --------       --------       --------       -----      --------

Cash flows from investing activities:
   Purchases of short term investments                                -              -         (1,533)          -        (1,533)
   Purchase of property and equipment                                 -        (23,782)             -           -       (23,782)
   Proceeds from sale of property,
     equipment and assets held for sale                               -          2,628              -           -         2,628
   Investment in and advances to subsidiaries                    (7,475)         8,043           (568)          -             -
   Increase in long-term notes receivable                             -           (128)        (1,307)          -        (1,435)
   Proceeds from collection of long-term notes receivable             -             98          1,415           -         1,513
   Decrease (increase) in intangibles and
     other assets                                                    (1)          (409)            38           -          (372)
                                                               --------       --------       --------       -----      --------
Net cash used in investing activities                            (7,476)       (13,550)        (1,955)          -       (22,981)
                                                               --------       --------       --------       -----      --------

Cash flows from financing activities:
   Issuance of long-term obligations and                         10,580            350              -           -        10,930
     related warrants
   Repayment of long-term obligations                              (928)          (578)            (8)          -        (1,514)
   Issuance of common stock                                         591              -              -           -           591
                                                               --------       --------       --------       -----      --------
Net cash provided by (used in) financing activities              10,243           (228)            (8)          -        10,007
                                                               --------       --------       --------       -----      --------

(Decrease) Increase in cash                                      (1,639)           147         (1,872)          -        (3,364)
Cash at beginning of year                                         1,739          7,871          3,044           -        12,654
                                                               --------       --------       --------       -----      --------

Cash at end of year                                            $    100       $  8,018       $  1,172       $   -      $  9,290

--------------------------------------------------------------------------------------------------------------------------------

         Supplemental disclosures:
         Cash paid during the year -
            Interest                                           $  9,635       $    472       $   359        $   -      $ 10,466
            Income taxes refunded                                   (97)             -             -            -           (97)

                            DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES


17.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

       Quarterly financial information is as follows:

                                                         Fiscal Quarter Ended
                                                      -------------------------

                                         May 1,        August 1,      October 31,    January 30,
Fiscal Year Ended January 30, 1999       1998            1998            1998           1999
----------------------------------     ---------      ----------      ----------     -----------
                                                 (in thousands, except per share amounts)

Revenues                               $ 109,849       $ 126,129      $ 126,183       $ 114,886
Gross profit                              31,221          35,724         37,522          33,272
Net Income (loss)                           (629)            846            637            (829)
Basic and Diluted earnings (loss)
   per share                               (0.13)           0.18           0.13           (0.17)

================================================================================

                                                         Fiscal Quarter Ended
                                                     --------------------------

                                         May 3,       August 2,     November 1,       January 31,
Fiscal Year Ended January 31, 1998        1997          1997           1997               1998
----------------------------------     ---------     -----------    -----------      ------------
                                              (in thousands, except per share amounts)

Revenues                               $ 139,929      $ 136,164      $ 118,313       $ 106,953
Gross profit                              37,566         36,522         32,301          30,546
Net Income (loss)                             44          1,148           (265)         (2,395)
Basic and Diluted earnings (loss)
  per share                                 0.01           0.24          (0.06)          (0.51)

     ===========================================================================
     In the quarter ended January 30, 1999, the Company changed its method for valuing inventory (See Note 3). The quarterly financial information above reflects the retroactive application of this change. For fiscal year 1999, the change in inventory valuation method increased gross profit $90,000, $30,000 and $60,000 and increased net income $53,000, $18,000 and $36,000 for the quarters ended May 1, August 1 and October 31, 1998, respectively. For fiscal year 1998, the change in inventory valuation method increased gross profit by $45,000, $45,000, $75,000 and $242,000 and increased net income by $27,000, $26,000, $45,000 and $144,000 for the quarters ended May 3, August 2 and November 1, 1997 and January 31, 1998, respectively.
     ---------------------------------------------------------------------------

18.  OPERATING SEGMENT

     During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and is established for reporting information about a company's operating segments. It also established standards for related disclosures about products, services, geographic areas and major customers.

     The Company operates in one segment. That segment is the operating and franchising of convenience food stores. Revenues from external customers are derived primarily from three major categories - merchandise, gasoline and food service. The Company's merchandise sales are comprised of groceries, beverages, beer/wine, tobacco products, dairy products, candy/snacks, non-food merchandise and services. Services include lottery, and money order services. Food service sales are comprised of branded restaurant sales such as Mr. Hero, Taco Bell, Subway and Pizza Hut.

     The Company does not rely on any major customers as a source of revenue. Excluding license royalties, the Company's operations are concentrated in seven states in the midwest and southeastern part of the United States.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated April 23, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP







Cleveland, Ohio,
April 23, 1999

SCHEDULE II

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                               VALUATION ACCOUNTS



                  Column A                       Column B              Column C                Column D      Column E
      -----------------------------------      ------------   -------------------------     -------------  -----------

                                                                      Additions
                                                              -------------------------

                                                Balance at    Charged to                     Deductions:   Balance at
                                               Beginning of   Costs and      Other and        Accounts       End of
                Description                       Period       Expenses      Recoveries      Written-off     Period
      -----------------------------------      ------------   -----------    ----------     -------------  -----------

       Reserve for Doubtful Accounts:

       Fiscal Year Ended February 1, 1997        $1,847,222     $1,210,771        $   -        $(1,513,256)  $1,544,737
       Fiscal Year Ended January 31, 1998         1,544,737        986,907            -           (291,006)   2,240,638
       Fiscal Year Ended January 30, 1999         2,240,638        421,905            -           (588,436)   2,074,107