Form 10-Q
period 1999-05-01
DAIRY MART CONVENIENCE STORES INC
filed 1999-06-15
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended  MAY 1, 1999


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
       SHARES OF CLASS A COMMON STOCK OUTSTANDING MAY 1, 1999 - 3,245,660 SHARES OF CLASS B COMMON STOCK OUTSTANDING MAY 1, 1999 - 1,467,199

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                   FOR THE FIRST FISCAL
                                                       QUARTER ENDED
                                                   --------------------
                                                  May 1,            May 2,
                                                   1999              1998
                                                ---------         ---------
--------------------------------------------------------------------------------
Revenues ...............................        $ 123,643         $ 108,134
                                                ---------         ---------

Cost of goods sold and expenses:
  Cost of goods sold ...................           89,427            76,814
  Operating and administrative expenses            31,172            29,516
  Interest expense .....................            2,849             2,738
                                                ---------         ---------

                                                  123,448           109,068
                                                ---------         ---------

Income (loss) before incomes taxes .....              195              (934)

(Provision for) benefit from
   income taxes ........................              (98)              305
                                                ---------         ---------

  Net income (loss) ....................        $      97         $    (629)
--------------------------------------------------------------------------------

Income (loss) per share -
   Basic and Diluted ...................        $    0.02         $   (0.13)



   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                             MAY 1, 1999   JANUARY 30, 1999
-------------------------------------------------------------------------------------------
ASSETS


Current Assets:

    Cash .............................................        $   5,209         $   3,367
    Short-term investments ...........................            2,752             2,724
    Accounts and notes receivable ....................           18,148            15,541
    Inventory ........................................           24,767            24,293
    Prepaid expenses and other current assets ........            3,178             2,324
    Deferred income taxes ............................            1,449             1,520
                                                              ---------         ---------
       Total current assets ..........................           55,503            49,769

    Assets Held For Sale .............................            2,486             6,327

    Property and Equipment, net ......................          102,962            98,829

    Intangible Assets, net ...........................           15,255            15,452

    Other Assets, net ................................           10,270            10,954
                                                              ---------         ---------

    Total assets .....................................        $ 186,476         $ 181,331
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

    Current maturities of long-term obligations ......        $   4,052         $   4,056
    Accounts payable .................................           37,977            35,685
    Accrued expenses .................................           15,000            15,378
    Accrued interest .................................            1,626             3,713
                                                              ---------         ---------
      Total current liabilities ......................           58,655            58,832

 Long-Term Obligations, less current portion above ...          110,052           104,451

 Other Liabilities ...................................            8,400             8,791

 Stockholders' Equity:
    Class A Common Stock .............................               37                37
    Class B Common Stock .............................               29                29
    Paid-in capital ..................................           31,060            31,045
    Retained deficit .................................           (6,752)           (6,849)
    Treasury stock, at cost ..........................          (15,005)          (15,005)
                                                              ---------         ---------
       Total stockholders' equity ....................            9,369             9,257
                                                              ---------         ---------

 Total liabilities and stockholders' equity ..........        $ 186,476         $ 181,331
-------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these balance sheets.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                      FOR THE FIRST FISCAL
                                                                           QUARTER ENDED
                                                                   --------------------------
                                                                   MAY 1, 1999    May 2, 1998
                                                                   -----------    -----------

 Cash flows from operating activities:
    Net income (loss) .........................................     $    97         $  (629)
    Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:
     Depreciation and amortization ............................       2,810           2,607
     Change in deferred income taxes ..........................          98             398
     Gain on disposition of properties, net ...................        (855)            (41)
     Net change in assets and liabilities:
       Accounts and notes receivable ..........................        (401)            505
       Inventory ..............................................        (474)           (508)
       Accounts payable .......................................       2,292           7,207
       Accrued interest .......................................      (2,135)         (2,150)
       Other assets and liabilities ...........................      (1,041)         (3,337)
-------------------------------------------------------------------------------------------

 Net cash provided by operating activities ....................         391           4,052
-------------------------------------------------------------------------------------------

 Cash flows from investing activities:

    Purchase of short-term investments ........................         (28)            (33)
    Purchase of property and equipment ........................      (8,326)         (9,254)
    Net proceeds from sale of property, equipment and
      assets held for sale ....................................       4,231             408
    Increase in long-term notes receivable ....................        (164)            (75)
    Proceeds from collection of long-term notes receivable ....         218              87
    (Increase) decrease in intangibles and other assets .......         (51)             48
-------------------------------------------------------------------------------------------

 Net cash used in investing activities ........................      (4,120)         (8,819)
-------------------------------------------------------------------------------------------

 Cash flows from financing activities:

    Borrowings on revolving loan, net .........................       5,900           7,000
    Repayment of long-term obligations ........................        (344)           (241)
    Issuance of common stock ..................................          15             100
-------------------------------------------------------------------------------------------

 Net cash provided by financing activities ....................       5,571           6,859
-------------------------------------------------------------------------------------------

 Increase in cash .............................................       1,842           2,092
 Cash at beginning of fiscal year .............................       3,367           3,806
-------------------------------------------------------------------------------------------

 Cash at end of first fiscal quarter ..........................     $ 5,209         $ 5,898
-------------------------------------------------------------------------------------------









   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 1, 1999
                                   (Unaudited)


The unaudited consolidated financial statements for Dairy Mart Convenience Store, Inc. and Subsidiaries ("Dairy Mart") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Dairy Mart believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Dairy Mart's Form 10-K, filed with the Securities and Exchange Commission on April 30, 1999.

1. Accounting Policies
   -------------------

The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 30, 1999 audited consolidated financial statements included in Dairy Mart's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2. Changes in Capital
   ------------------

Accounts An analysis of the capital stock accounts for the first fiscal quarter ended May 1, 1999 follows:


                                                            COMMON STOCK
                                      ----------------------------------------------------
                                      CLASS A SHARES       CLASS B SHARES                     PAID-IN CAPITAL
                                         ISSUED AT            ISSUED AT                         IN EXCESS OF
                                      $.01 PAR VALUE       $.01 PAR VALUE        AMOUNT           PAR VALUE
                                      --------------       --------------     ------------    -------------
Balance January 30, 1999                 3,744,223            2,881,156          $  66,245     $  31,045,094
Employee stock purchase plan                 5,062                   -                  50            15,034
Stock options exercised                         -                    -                  -                 -
Exchange of Class B Shares
  for Class A Shares                        18,000              (18,000)                -                 -
                                        ----------           ----------          ---------     -------------
Balance May 1, 1999                      3,767,285            2,863,156          $  66,295     $  31,060,128
                                        ----------           ----------          ---------     -------------

As of May 1, 1999, there were 521,625 shares of Class A Common Stock and 1,395,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $15,004,847, leaving 3,245,660 Class A shares and 1,467,199 Class B shares outstanding.

3. Earnings (Loss) Per Share
   -------------------------

Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share was 4,747,211 and 4,750,688 for the first fiscal quarters ended May 1, 1999 and May 2, 1998, respectively. The weighted average number of shares used in the calculation of diluted earnings per share was 4,769,237 and 4,750,688 for the first fiscal quarter ended May 1, 1999 and May 2, 1998, respectively.

4. Seasonality
   -----------

The results of operations for the first fiscal quarter ended May 1, 1999 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

5. Sale of Former Headquarters Facility
   ------------------------------------

During the first quarter of fiscal year 2000, Dairy Mart sold its former headquarters facility in Enfield, Connecticut for $5.3 million. As a result, Dairy Mart recognized an $858,000 pre-tax gain on the sale. A portion of the sale proceeds will be used to repay in full a related mortgage of $2.5 million.

6. Supplemental Consolidating Financial Information (unaudited)
   ------------------------------------------------------------

Dairy Mart's payment obligations under the Series A and Series B Senior Subordinated Notes are guaranteed by certain of Dairy Mart's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statements of operations, balance sheets and cash flow information for Dairy Mart Convenience Stores, Inc. ("Parent Company"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), Dairy Mart's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are omitted accordingly.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principle elimination entries eliminate the Parent Company's investments in subsidiaries and inter-company balances and transactions.

               Supplemental Consolidating Statement of Operations
                 for the First Fiscal Quarter Ended May 1, 1999
                                 (in thousands)



                                                          Parent     Guarantor
                                                         Company    Subsidiaries       FINOP       Eliminations  Consolidated
                                                         -------    ------------       -----       ------------  ------------



Revenues .........................................     $      61      $ 123,494      $      88        $     -      $ 123,643

Cost of goods sold and expenses:
  Cost of goods sold .............................             -         89,427              -              -         89,427
  Operating and administrative expenses ..........            80         31,087              5              -         31,172
  Interest expense ...............................         2,673             53            123              -          2,849
                                                     -----------------------------------------------------------------------

                                                           2,753        120,567            128              -        123,448
                                                     -----------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries .....................        (2,692)         2,927            (40)             -            195

Benefit from (provision for)
    income taxes .................................         1,346         (1,464)            20              -            (98)
                                                     -----------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries ..........        (1,346)         1,463            (20)             -             97

Equity in income (loss) of consolidated
  subsidiaries ...................................         1,443            (20)             -         (1,373)             -
                                                     -----------------------------------------------------------------------
    Net income (loss)  ...........................     $      97      $   1,443      $     (20)     $  (1,373)     $      97
============================================================================================================================

                    Supplemental Consolidating Balance Sheets
                                as of May 1, 1999
                                 (in thousands)


                                               Parent      Guarantor
                                              Company    Subsidiaries        FINOP        Eliminations      Consolidated
                                              -------    ------------        -----        ------------      ------------
ASSETS

Current Assets:
   Cash ............................       $      84       $   5,079       $      46        $      -        $   5,209
   Short-term investments ..........             138               3           2,611               -            2,752
   Accounts and notes receivable ...           3,756          13,311           1,081               -           18,148
   Inventory .......................               -          24,767               -               -           24,767
   Prepaid expenses and other
     current assets ................              13           3,165               -               -            3,178
   Deferred income taxes ...........           1,449               -               -               -            1,449
                                           --------------------------------------------------------------------------
     Total current assets ..........           5,440          46,325           3,738               -           55,503
---------------------------------------------------------------------------------------------------------------------

Assets Held For Sale ...............               -           2,486               -               -            2,486
Property and Equipment, net ........               -         102,962               -               -          102,962
Intangible Assets, net .............               -          15,255               -               -           15,255
Other Assets, net ..................           1,608          10,397             966          (2,701)          10,270
Investment in and Advances to
   subsidiaries ....................         137,801           1,428             444        (139,673)               -
                                           --------------------------------------------------------------------------

Total assets .......................       $ 144,849       $ 178,853       $   5,148       $(142,374)       $ 186,476
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term
     obligations ...................       $   3,807       $     245        $      -        $      -        $   4,052
   Accounts payable ................          23,785          14,192               -               -           37,977
   Accrued expenses ................               -          14,988              12               -           15,000
   Accrued income taxes ............               -           2,701               -          (2,701)               -
   Accrued interest ................           1,492               -             134               -            1,626
                                           --------------------------------------------------------------------------
     Total current liabilities .....          29,084          32,126             145               -           58,655
                                           --------------------------------------------------------------------------

Long-Term Obligations, less
   current portion above ...........         106,396             526           3,130               -          110,052
Other Liabilities ..................               -           8,400               -               -            8,400
Stockholders' Equity ...............           9,369         137,801           1,872        (139,673)           9,369
                                           --------------------------------------------------------------------------

Total liabilities and
   stockholders' equity ............       $ 144,849       $ 178,853       $   5,148       $(142,374)       $ 186,476
=====================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                    for the Fiscal Quarter Ended May 1, 1999
                                 (in thousands)

                                                         Parent    Guarantor
                                                        Company   Subsidiaries     FINOP    Eliminations  Consolidated
                                                        -------   ------------     -----    ------------  ------------



Net cash (used in) provided by operating activities     $(8,991)     $ 9,316      $    66      $      -     $   391
                                                      ----------------------------------------------------------------

Cash flows from investing activities:
  Increase in short-term
    investments ...................................           -            -          (28)            -         (28)
  Purchase of property and equipment ..............           -       (8,326)           -             -      (8,326)
  Net proceeds from sale of property,
    equipment and assets held for sale ............           -        4,231            -             -       4,231
  Investment in and (advances to)
    subsidiaries ..................................       3,129       (2,975)        (154)            -           -
  Increase (decrease) in long-term
    notes receivables .............................           -         (331)         167             -        (164)
  Proceeds from collection of
    long-term receivables .........................           -          218            -             -         218
  (Increase) decrease in intangibles
    and other assets ..............................        (195)         149           (5)            -         (51)
                                                      ----------------------------------------------------------------
Net cash provided by (used in)
  investing activities ............................       2,934       (7,034)         (20)            -      (4,120)
                                                      ----------------------------------------------------------------

Cash flows from financing activities:
  Increase in revolving loan, net .................       5,900            -            -             -       5,900
  Repayment of long-term obligations ..............        (293)         (51)           -             -        (344)
  Issuance of common stock ........................          15            -            -             -          15
                                                      ----------------------------------------------------------------

Net cash provided by (used in)
  financing activities ............................       5,622          (51)           -             -       5,571
                                                      ----------------------------------------------------------------

(Decrease) increase in cash .......................        (435)       2,231           46             -       1,842
Cash at beginning of fiscal year ..................         519        2,848            -             -       3,367
                                                      ----------------------------------------------------------------

Cash at end of first fiscal quarter ...............     $    84      $ 5,079      $    46      $      -     $ 5,209
======================================================================================================================

               Supplemental Consolidating Statement of Operations
                    for the Fiscal Quarter Ended May 2, 1998
                                 (in thousands)

                                                          Parent     Guarantor
                                                         Company    Subsidiaries       FINOP      Eliminations   Consolidated
                                                         -------    ------------       -----      ------------   ------------

Revenues .........................................     $      12      $ 108,015      $     107       $      -      $ 108,134

Cost of goods sold and expenses:
  Cost of goods sold .............................             -         76,814              -              -         76,814
  Operating and administrative expenses ..........            65         29,448              3              -         29,516
  Interest expense ...............................         2,463            188             87              -          2,738
                                                     ------------------------------------------------------------------------------
                                                           2,528        106,450             90              -        109,068

  Income (loss) before income taxes
    and equity in income of
    consolidated subsidiaries ....................        (2,516)         1,565             17              -           (934)

  Benefit from (provision for)
    income taxes .................................           830           (519)            (6)             -            305
                                                     ------------------------------------------------------------------------------

    Income (loss) before equity in
      income of consolidated
      subsidiaries ...............................        (1,686)         1,046             11              -           (629)

   Equity in income of
      consolidated subsidiaries ..................         1,057             11              -         (1,068)             -
                                                     ------------------------------------------------------------------------------

        Net (loss) income ........................     $    (629)     $   1,057      $      11      $  (1,068)     $    (629)
                                                                                                                           -
===============================================================================================================================

                    Supplemental Consolidating Balance Sheets
                             as of January 30, 1999
                                 (in thousands)

                                                       Parent     Guarantor
                                                       Company    Subsidiaries        FINOP       Eliminations   Consolidated
                                                       -------    ------------        -----       ------------   ------------

ASSETS

Current Assets:
   Cash ..........................................     $     519     $   2,848       $      -     $        -      $  3,367
   Short-term investments ........................           138             3          2,583             -          2,724
   Accounts and notes receivable .................         1,327        13,093          1,121             -         15,541
   Inventory .....................................             -        24,293              -             -         24,293
   Prepaid expenses and other
     current assets ..............................             -         2,324              -             -          2,324
   Deferred income taxes .........................             -         1,520              -             -          1,520
                                                     -----------------------------------------------------------------------
     Total current assets ........................         1,984        44,081          3,704             -         49,769
                                                     -----------------------------------------------------------------------

Assets Held For Sale .............................             -         6,327              -             -          6,327
Property and Equipment, net ......................             -        98,829              -             -         98,829
Intangible Assets, net ...........................             -        15,452              -             -         15,452
Other Assets, net ................................         1,689        11,271          1,134        (3,140)        10,954
Investment in and Advances to
   Subsidiaries ..................................       140,880         1,602            290      (142,772)             -
                                                     -----------------------------------------------------------------------

Total assets .....................................     $ 144,553     $ 177,562      $   5,128     $(145,912)     $ 181,331
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current maturities of
     long-term obligations .......................     $   3,807     $     249       $      -      $      -      $   4,056
   Accounts payable ..............................        23,776        11,885             24             -         35,685
   Accrued expenses ..............................           183        15,186              9             -         15,378
   Accrued income taxes ..........................         2,593             -              -        (2,593)             -
   Accrued interest ..............................         3,641            (1)            73             -          3,713
                                                     -----------------------------------------------------------------------
     Total current liabilities ...................        34,000        27,319            106        (2,593)        58,832
                                                     -----------------------------------------------------------------------

Long-Term Obligations, less
   current portion above .........................       100,749           572          3,130             -        104,451
Other Liabilities ................................           547         8,791              -          (547)         8,791
Stockholders' Equity .............................         9,257       140,880          1,892      (142,772)         9,257
                                                     -----------------------------------------------------------------------

Total liabilities and
   stockholders' equity ..........................     $ 144,553     $ 177,562      $   5,128     $(145,912)     $ 181,331
============================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                        for the Quarter Ended May 2, 1998
                                 (in thousands)


                                            Parent   Guarantor
                                           Company  Subsidiaries      FINOP    Eliminations   Consolidated
                                           -------  ------------      -----    ------------   ------------

Net cash provided by operating
   activities ........................     $   414      $ 3,572      $    66      $      -     $ 4,052
                                          ---------------------------------------------------------------

Cash flows from investing activities:
  Increase in short-term investments .           -            -          (33)            -         (33)
  Purchase of property and equipment .           -       (9,254)           -             -      (9,254)
  Net proceeds from sale of property,
    equipment and assets held for sale           -          408            -             -         408
  Investment in and (advances to)
    subsidiaries .....................      (7,359)       7,293           66             -           -
  Increase in long-term notes
    receivables ......................           -            -          (75)            -         (75)
  Proceeds from collection of
    long-term receivables ............           -           12           75             -          87
  Increase in intangibles and
    other assets .....................           -           48            -             -          48
                                          ---------------------------------------------------------------

Net cash provided by (used in)
  investing activities ...............      (7,359)      (1,493)          33             -      (8,819)
                                          ---------------------------------------------------------------

Cash flows from financing activities:
  Increase in revolving loan, net ....       7,000            -            -             -       7,000
  Repayment of long-term obligations .        (155)         (86)           -             -        (241)
  Issuance of common stock ...........         100            -            -             -         100
                                          ---------------------------------------------------------------
Net cash provided by (used in)
  financing activities ...............       6,945          (86)           -             -       6,859
                                          ---------------------------------------------------------------

Increase in cash .....................           -        1,993           99             -       2,092
Cash at beginning of fiscal year .....           -        3,572          234             -       3,806
                                          ---------------------------------------------------------------

Cash at end of first fiscal quarter ..     $     -      $ 5,565      $   333      $      -     $ 5,898
=========================================================================================================

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS:
FIRST QUARTER FISCAL YEAR 2000 RESULTS COMPARED TO FIRST QUARTER FISCAL YEAR 1999 RESULTS


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the First Quarters Ended:

                                                      May 1,           May 2,
                                                       1999             1998


--------------------------------------------------------------------------------
Revenues .....................................       $ 123,643        $ 108,134
                                                  ------------        ---------

Cost of goods sold and expenses:
  Cost of goods sold .........................          89,427           76,814
  Operating and administrative expenses ......          31,172           29,516
  Interest expense ...........................           2,849            2,738
                                                  ------------        ---------

                                                       123,448          109,068
                                                  ------------        ---------

Income (loss) before incomes taxes ...........             195             (934)

(Provision for) benefit from
   income taxes ..............................             (98)             305
                                                   -----------        ---------

  Net income (loss) ..........................       $      97        $    (629)
--------------------------------------------------------------------------------
Income (loss) per share -
   Basic and Diluted .........................       $    0.02        $   (0.13)


REVENUES

Revenues for the quarter increased $15.5 million compared to the same period for the prior year. A summary of revenues by functional area is shown below:

                                       For the Fiscal
                                        Quarter Ended

                                      May 1,        May 2,
                                      1999          1998
                                    --------      --------
                                         (in millions)



          Convenience Stores        $   76.0      $   68.6
          Gasoline                      46.8          39.1
          Other                           .8            .4
                                    --------      --------
          Total                     $  123.6      $  108.1
                                    ========      ========


Convenience store revenues increased $7.4 million, or 10.8%, as a result of an 8.4% increase in comparable corporate store sales and the opening of nineteen new stores during the prior four quarters, partially offset by the closure and/or sale of 27 underperforming stores during the same period. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations, because the majority of stores closed and/or sold had been operating at a loss.

Gasoline revenues increased $7.7 million as a result of an increase of 9.0 million gallons of gasoline sold, partially offset by a $0.035 per gallon decrease in the average selling price of gasoline. Gallons sold increased as a result of the new store openings described above and a 9.4% increase in comparable store gallons sold.

GROSS PROFITS

Gross profits increased $2.9 million. A summary of gross profits by functional area is shown below:

                                       For the Fiscal
                                       Quarter Ended
                                     May 1,        May 2,
                                      1999         1998
                                    -------      -------
                                       (in millions)

          Convenience Stores        $  28.0      $  26.4
          Gasoline                      5.4          4.5
          Other                          .8           .4
                                    -------      -------
          Total                     $  34.2      $  31.3
                                    =======      =======


Convenience store gross profits increased by $1.6 million or 6%. The increase was attributable to the increase in convenience store sales, as described above. Convenience store gross profit margins decreased slightly as a result of a decrease in tobacco product gross profit margins.

Gasoline gross profits increased $0.9 million. This increase is primarily attributable to the increase in gallons sold, described above, offset partially by a decrease in gross profit per gallon of $0.003.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $1.7 million. A summary of operating and administrative expenses is shown below:

                                                       For the Fiscal
                                                       Quarter Ended
                                                    May 1,        May 2,
                                                     1999          1998
                                                   -------       -------
                                                      (in millions)


          Operating Expenses                       $  26.2       $  24.0
          General & Administrative Expenses            5.9           5.6
          Gain on Disposition of Assets                (.9)          (.1)
                                                   -------       -------
          Total                                    $  31.2       $  29.5
                                                   =======       =======

Operating expenses increased as a result of higher store wages and occupancy costs. These increases were partially offset by lower environmental remediation expenses in the first quarter of fiscal year 2000. General and administrative expenses increased as a result of higher commercial insurance and depreciation expenses. Gain on disposition of assets increased as a result of a pre-tax gain of $858,000 recognized on the sale of a former headquarters facility. [See "Notes to Consolidated Financial Statements", Note 5]

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense increased $0.1 million as a result of additional equipment financing undertaken during the fourth quarter of fiscal year 1999.

Inflation did not have a material effect on Dairy Mart's revenues, gross profits, operating and administrative expenses in the first quarters of fiscal 2000 and 1999.

The effective tax rate for Dairy Mart was a provision of 50.0% and a benefit of 33.0% for the first quarters of fiscal years 2000 and 1999, respectively. The higher effective tax rate in the current year is a result of nondeductible expenses related to the amortization of acquired assets.


LIQUIDITY AND CAPITAL RESOURCES

Dairy Mart generates substantial operating cash flow because a majority of its revenues are received in cash. The amount of cash generated from operations exceeded the current debt service requirements of Dairy Mart's long-term obligations.

Dairy Mart is pursuing expansion initiatives in its retail operations (see "Capital Expenditures"). Dairy Mart's capital expenditures are generally funded by the excess operating cash flow available after debt service, the proceeds from the sale of property, equipment and assets held for sale and various forms of long-term asset financing and/or leasing. Additionally, Dairy Mart has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capita expenditures and certain working capital disbursements. Dairy Mart can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 2003. As of May 1, 1999, Dairy Mart had $16.1 million in outstanding revolving credit loans and had $6.7 million in outstanding letters of credit under the facility.

In May 1998, Dairy Mart received a $53.7 million forward commitment that provides real estate sale/leaseback or mortgage financing on a long-term basis to fund the real estate acquisitions associated with its new store development program. At May 1, 1999, Dairy Mart had approximately $21.0 million available under this agreement. Dairy Mart accounts for these real estate sale/leaseback transactions as operating leases. In January 1999, Dairy Mart entered into a $3.8 million sale/leaseback arrangement for equipment financing which was fully utilized at the end of fiscal year 1999. The term of this lease is for 48 months with principal and interest due on a monthly basis. Dairy Mart accounted for this transaction as a capital lease.

Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and other forms of asset financing and/or leasing, supplemented by the availability under the revolving credit facility, will provide Dairy Mart with adequate liquidity and the capital necessary to achieve its expansion initiatives.

CASH PROVIDED BY OPERATING ACTIVITIES

During the current year first quarter, net cash provided by operating activities decreased $3.7 million compared to the same period of the prior year. This decrease was primarily a result of the timing of money order payments and was partially offset by a net change in other assets and liabilities and by Dairy Mart's improved profitability during the first quarter of fiscal year 2000. The net change in other assets and liabilities is a result of lower environmental remediation expenditures during the current year first quarter.

CASH USED BY INVESTING ACTIVITIES

Net cash used in investing activities was $4.1 million in the current year first quarter compared to $8.8 million in the prior year. The decrease was a result of additional proceeds from sale/leaseback transactions relating to new stores received in the current fiscal year first quarter.


CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $5.6 million for the current quarter compared to $6.9 million for the same period of the prior year. The decrease was a result of lower borrowings under Dairy Mart's revolving credit facility in the current fiscal year first quarter.

CAPITAL EXPENDITURES

Dairy Mart anticipates spending approximately $25.0 million, net of sale/leaseback transactions, for capital expenditures in fiscal year 2000 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations and implementing and/or upgrading office and store technology.

ENVIRONMENTAL RESPONSIBILITY

During fiscal year 1998, Dairy Mart adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities", which provides guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. Dairy Mart accrues its estimate of all costs to be incurred for assessment and remediation with respect to release of regulated substances from existing and previously operated retail gasoline facilities.

YEAR 2000

The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some of Dairy Mart's older computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions in operations.

Dairy Mart's process toward resolution of its Y2K issue has been ongoing for the past three years and the project includes the following phased approach: (1) awareness; (2) assessment and replacement; (3) contingency planning; (4) renovation; (5) testing and certification; and (6) production release. Phases one and two are complete. Phases three through six are in various stages of completion, with all remaining phases expected to be complete by September, 1999.

As a part of Dairy Mart's broader initiatives with respect to retail store automation, Dairy Mart purchased and implemented a Y2K compliant, commercial-off-the-shelf retail accounting system to replace the existing legacy accounting system and related sub-systems. In conjunction with the implementation of this system, Dairy Mart migrated its remaining financial, human resources and other systems from an existing mainframe environment to a new Unix-based client/server architecture certified to be Y2K compliant. Dairy Mart is in various stages of testing, renovating and implementing system changes. Dairy Mart expects to complete these internal Y2K initiatives by September, 1999.

Dairy Mart is also reviewing the efforts being undertaken by its third party suppliers and vendors to become Y2K compliant. Dairy Mart sent questionnaires during the fourth quarter of fiscal 1999 to all of its significant vendors and suppliers to ascertain their state of Y2K readiness and is evaluating their responses. Dairy Mart expects to complete assessment and testing of its supplier and vendor Y2K compliance by the end of June, 1999. Contingency planning efforts will escalate following completion of third party assessments and testing and such contingency planning efforts are expected to be complete by September, 1999.

Because Dairy Mart's scheduled replacements of mainframe systems and retail store automation and accounting systems are considered by management to be a planned capital expenditure and incidental to the Y2K issue, Dairy Mart does not consider these expenditures to be specifically related to Y2K compliance and upgrades. Dairy Mart has used internal resources to assess and address internal and third party Y2K readiness. These internal costs are included as general and administrative expenses in Dairy Mart's financial statements and are not tracked separately for purposes of determining costs of Y2K readiness.

Dairy Mart's estimates regarding the expected completion dates involved in Dairy Mart's Y2K project are based on various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their own Y2K issues, and other factors. There are significant risks to Dairy Mart if actual completion dates or costs differ materially from expected completion dates and costs. These risks include the need to process transactions manually at significant costs to Dairy Mart, significant delays in obtaining key operational data for analysis, the inability to pay vendors, settle receivables or procure merchandise for resale on a timely basis and to perform other critical business functions which could have a material adverse effect on Dairy Mart's financial position and the results of its operations. Further, Dairy Mart cannot reasonably estimate the impact on Dairy Mart of key third parties not successfully addressing their own Year 2000 issues, although Dairy Mart believes that it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Due to the uncertainty of these factors, Dairy Mart is unable to quantify a worst-case scenario at this time.


BUSINESS OUTLOOK

Statements contained in this 10-Q that are not historical facts, including those relating to future financial performance, capital expenditures, estimated costs for environmental remediation, and year 2000 compliance, may constitute forward-looking statements with respect to Dairy Mart's future performance. Forward-looking statements are generally identified by the words "anticipate", "believe", "expect", "plan", "intend", "should", "estimate", and similar expressions. Factors that could cause actual results to differ materially from those in the forward-looking statements include competition, general economic conditions, the availability of capital, the ability to obtain suitable locations for new stores, construction delays, the ability to attract and retain key personnel and other factors disclosed in this 10-Q and Dairy Mart's other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

In the Dairy Mart Convenience Stores, Inc. Derivative Litigation, which is pending in the Chancery of New Castle County as Consolidated C.A. No. 14713 and is described more fully in Dairy Mart's Form 10-K for the fiscal year ended 1999, the Court has recently denied both sides' motion for summary judgment and set a trial date for July 27, 1999. Dairy Mart is not able to determine what the results of the litigation will be.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits:
             1. Exhibit (11)- Statement re Computation of Per-Share Earnings.
             2. Exhibit (27) - Financial Data Schedule.
                      Submitted in electronic format only.

         b)  Reports on Form 8-K

             During the first quarter of fiscal year 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DAIRY MART CONVENIENCE STORES, INC.




DATE:   June 14, 1999                /s/  Gregory G. Landry
                                          ---------------------------------

                                          Gregory G. Landry
                                          Executive Vice President and
                                          Chief Financial Officer