Form 10-Q
period 1999-07-31
DAIRY MART CONVENIENCE STORES INC
filed 1999-09-14
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JULY 31, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      SHARES OF CLASS A COMMON STOCK OUTSTANDING JULY 31, 1999 - 3,268,519 SHARES OF CLASS B COMMON STOCK OUTSTANDING JULY 31, 1999 - 1,449,199

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                    FOR THE FISCAL               FOR THE TWO FISCAL
                                                    QUARTER ENDED                  QUARTERS ENDED
                                               ------------------------      ------------------------
                                               JULY 31,       AUGUST 1,      JULY 31,       AUGUST 1,
                                                 1999           1998           1999           1998
                                               --------       ---------      --------       ---------

-----------------------------------------------------------------------------------------------------

    Revenues . . . . . . . . . . . . . . . .   $155,438       $127,299       $279,081       $235,433
                                               --------       --------       --------       --------

    Cost of goods sold and expenses: . . . .
      Cost of goods sold . . . . . . . . . .    116,522         91,695        205,949        168,449
      Operating and administrative expenses.     34,005         31,548         65,177         61,064
      Interest expense . . . . . . . . . . .      2,697          2,594          5,546          5,332
                                               --------       --------       --------       --------

                                                153,224        125,837        276,672        234,845
                                               --------       --------       --------       --------

    Income before incomes taxes . . . . . .       2,214          1,462          2,409            588

    Provision for income taxes  . . . . . .       1,058            545          1,155            264
                                               --------       --------       --------       --------

      Net income . . . . . . . . . . . . . .   $  1,156       $    917       $  1,254       $    324
----------------------------------------------------------------------------------------------------

    Earnings per share - Basic                 $   0.24       $   0.20       $   0.27       $   0.07

    Earnings per share - Diluted               $   0.24       $   0.19       $   0.26       $   0.07



           The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                           JULY 31, 1999   JANUARY 30, 1999
-------------------------------------------------------------------------------------------

ASSETS

Current Assets:

    Cash . . . . . . . . . . . . . . . . . . . . . . .       $   2,394        $   3,367
    Short-term investments . . . . . . . . . . . . . .           3,145            2,724
    Accounts and notes receivable  . . . . . . . . . .          19,048           15,541
    Inventory  . . . . . . . . . . . . . . . . . . . .          27,761           24,293
    Prepaid expenses and other current assets  . . . .           2,189            2,324
    Deferred income taxes  . . . . . . . . . . . . . .           1,449            1,520
                                                             ---------        ---------
       Total current assets  . . . . . . . . . . . . .          55,986           49,769

    Assets Held For Sale . . . . . . . . . . . . . . .           2,486            6,327

    Property and Equipment, net  . . . . . . . . . . .         103,365           98,829

    Intangible Assets, net . . . . . . . . . . . . . .          15,051           15,452

    Other Assets, net  . . . . . . . . . . . . . . . .          10,157           10,954
                                                             ---------        ---------

    Total assets . . . . . . . . . . . . . . . . . . .       $ 187,045        $ 181,331
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

    Current maturities of long-term obligations  . . .       $   1,311        $   4,056
    Accounts payable . . . . . . . . . . . . . . . . .          42,871           35,685
    Accrued expenses . . . . . . . . . . . . . . . . .          16,112           15,378
    Accrued interest . . . . . . . . . . . . . . . . .           3,731            3,713
                                                             ---------        ---------
      Total current liabilities  . . . . . . . . . . .          64,025           58,832

 Long-Term Obligations, less current portion above . .         103,996          104,451

 Other Liabilities . . . . . . . . . . . . . . . . . .           8,485            8,791

 Stockholders' Equity:
    Class A Common Stock . . . . . . . . . . . . . . .              38               37
    Class B Common Stock . . . . . . . . . . . . . . .              29               29
    Paid-in capital  . . . . . . . . . . . . . . . . .          31,072           31,045
    Retained deficit . . . . . . . . . . . . . . . . .          (5,595)          (6,849)
    Treasury stock, at cost  . . . . . . . . . . . . .         (15,005)         (15,005)
                                                             ---------        ---------
       Total stockholders' equity  . . . . . . . . . .          10,539            9,257
                                                             ---------        ---------

 Total liabilities and stockholders' equity  . . . . .       $ 187,045        $ 181,331
-------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these balance sheets.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                               FOR THE TWO FISCAL QUARTERS ENDED
                                                               ---------------------------------
                                                                 JULY 31, 1999  AUGUST 1, 1998
                                                                 -------------  --------------
 Cash flows from operating activities:
    Net income  . . .. . . . . . . . . . . . . . . . . . .         $  1,254        $    324
    Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .            5,716           5,245
     Change in deferred income taxes . . . . . . . . . . .            1,155             347
     (Gain) loss on disposition of properties, net . . . .           (1,516)            312
     Net change in assets and liabilities:
       Accounts and notes receivable . . . . . . . . . . .           (3,507)              1
       Inventory . . . . . . . . . . . . . . . . . . . . .           (3,468)         (2,267)
       Accounts payable  . . . . . . . . . . . . . . . . .            7,186           7,470
       Accrued interest  . . . . . . . . . . . . . . . . .               18             136
       Other assets and liabilities  . . . . . . . . . . .             (416)         (4,314)
------------------------------------------------------------------------------------------------

 Net cash provided by operating activities . . . . . . . .            6,422           7,254
------------------------------------------------------------------------------------------------

 Cash flows from investing activities:

    Increase in short-term investments  . . . . . . . . . .            (421)            (84)
    Purchase of property and equipment, net . . . . . . . . .       (10,065)        (16,797)
    Net proceeds from sale of property, equipment and
      assets held for sale . . . . . . . . . . . . . . . .            5,887             573
    Increase in long-term notes receivable . . . . . . . .             (164)           (345)
    Proceeds from collection of long-term notes receivable              461             368
    Decrease (increase) in intangibles and other assets                 159            (153)
------------------------------------------------------------------------------------------------

 Net cash used in investing activities . . .                         (4,143)        (16,438)
------------------------------------------------------------------------------------------------

 Cash flows from financing activities:

    Increase in revolving loan, net . . . . . . . . . . . .             100           9,200
    Repayment of long-term obligations . . . . . . . . . .           (3,380)           (486)
    Issuance of common stock . . . . . . . . . . . . . . .               28             135
------------------------------------------------------------------------------------------------

 Net cash (used in) provided by financing activities . . . .         (3,252)          8,849
------------------------------------------------------------------------------------------------

 Decrease in cash . . . . . . . . . . . . . . .. . . . . . .           (973)           (335)
 Cash at beginning of fiscal year  . . . . . . . . . . . .            3,367           3,806
------------------------------------------------------------------------------------------------

 Cash at end of second fiscal quarter . . . . . . . . . . .        $  2,394        $  3,471
------------------------------------------------------------------------------------------------


           The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)


The unaudited consolidated financial statements for Dairy Mart Convenience Store, Inc. and Subsidiaries ("Dairy Mart") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Dairy Mart believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Dairy Mart's Form 10-K, filed with the Securities and Exchange Commission on April 30, 1999

1.       ACCOUNTING POLICIES
The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 30, 1999 audited consolidated financial statements included in Dairy Mart's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.       CHANGES IN CAPITAL ACCOUNTS
An analysis of the capital stock accounts for the first two fiscal quarters ended July 31, 1999 follows:


                                                            COMMON STOCK
                                -------------------------------------------------------------------
                                CLASS A SHARES    CLASS B SHARES                    PAID-IN CAPITAL
                                ISSUED AT         ISSUED AT                          IN EXCESS OF
                                $.01 PAR VALUE    $.01 PAR VALUE        AMOUNT         PAR VALUE
                                --------------    --------------    -----------     ---------------
Balance January 30, 1999           3,744,223         2,881,156      $    66,245       $31,045,094
Employee stock purchase plan           9,921                -                99            26,841
Stock options exercised                   -                 -                -                 -
Exchange of Class B Shares
  for Class A Shares                  36,000           (36,000)              -                 -
                                 -----------       -----------      -----------       -----------
Balance July 31, 1999              3,790,144         2,845,156      $    66,344       $31,071,935
                                 -----------       -----------      -----------       -----------

As of July 31, 1999, there were 521,625 shares of Class A Common Stock and 1,395,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $15,004,847, leaving 3,268,519 Class A shares and 1,449,199 Class B shares outstanding.


3.       EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share was 4,717,718 and 4,670,402 for the second fiscal quarters ended July 31, 1999 and August 1, 1998, respectively, and 4,714,445 and 4,666,291 for the first two fiscal quarters ended July 31, 1999 and August 1, 1998, respectively. The weighted average number of shares used in the calculation of diluted earnings per share was 4,802,277 and 4,751,330 for the second fiscal quarter ended July 31, 1999 and August 1, 1998, respectively, and 4,785,757 and 4,751,009 for the first two fiscal quarters ended July 31, 1999 and August 1, 1998, respectively.


4.       SEASONALITY
The results of operations for the first two fiscal quarters ended July 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.


5.       SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)
Dairy Mart's payment obligations under the Series A and Series B Senior Subordinated Notes are guaranteed by certain of Dairy Mart's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statements of operations, balance sheets and cash flow information for Dairy Mart Convenience Stores, Inc. ("Parent Company"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), Dairy Mart's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are omitted accordingly.

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

               Supplemental Consolidating Statement of Operations
                 for the Two Fiscal Quarters Ended July 31, 1999
                                 (in thousands)




                                             Parent        Guarantor
                                             Company      Subsidiaries      FINOP      Eliminations   Consolidated
                                             -------      ------------      -----      ------------   ------------

Revenues  . . . . . . . . . . . . . . .     $     116      $ 278,802      $     163      $    --        $ 279,081

Cost of goods sold and expenses:
  Cost of goods sold  . . . . . . . . .          --          205,949           --             --          205,949
  Operating and administrative expenses           152         65,014             11           --           65,177
  Interest expense  . . . . . . . . . .         4,981            453            112           --            5,546
                                            ---------------------------------------------------------------------
                                                5,133        271,416            123           --          276,672
                                            ---------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries  . . . . .        (5,017)         7,386             40           --            2,409

Benefit from (provision for)
    income taxes  . . . . . . . . . . .         2,508         (3,643)           (20)          --           (1,155)
                                            ---------------------------------------------------------------------
  Income (loss) before equity in
    income of consolidated subsidiaries        (2,509)         3,743             20           --            1,254

Equity in income of consolidated
  subsidiaries  . . . . . . . . . . . .         3,763             20           --           (3,783)          --
                                            ---------------------------------------------------------------------
                                                                                                        ---------
    Net income  . . . . . . . . . . . .     $   1,254      $   3,763      $      20      $  (3,783)     $   1,254
-----------------------------------------------------------------------------------------------------------------


                    Supplemental Consolidating Balance Sheets
                               as of July 31, 1999
                                 (in thousands)


                                                       Parent       Guarantor
                                                       Company     Subsidiaries     FINOP      Eliminations   Consolidated
                                                       -------     ------------   ---------    ------------   ------------
ASSETS

Current Assets:
   Cash . . . . . . . . . . . . . . . .               $    --       $   2,324     $      70     $    --        $   2,394
   Short-term investments . . . . . . .                     138           374         2,633          --            3,145
   Accounts and notes receivable  . . .                   2,269        15,748         1,031          --           19,048
   Inventory  . . . . . . . . . . . . .                    --          27,761          --            --           27,761
   Prepaid expenses and other
     current assets . . . . . . . . . .                     125         2,064          --            --            2,189
   Deferred income taxes  . . . . . . .                    --           1,449          --            --            1,449
                                                      ------------------------------------------------------------------
     Total current assets . . . . . . .                   2,532        49,720         3,734          --           55,986


Assets Held For Sale  . . . . . . . . .                    --           2,486          --            --            2,486
Property and Equipment, net . . . . . .                    --         103,365          --            --          103,365
Intangible Assets, net  . . . . . . . .                    --          15,051          --            --           15,051
Other Assets, net . . . . . . . . . . .                   3,047         8,767           917        (2,574)        10,157
Investment in and Advances to
   subsidiaries . . . . . . . . . . . .                 137,750         1,390           522      (139,662)          --
                                                      ------------------------------------------------------------------

Total assets  . . . . . . . . . . . . .               $ 143,329     $ 180,779     $   5,173     $(142,236)     $ 187,045
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term
     obligations  . . . . . . . . . . .               $   1,068     $     243     $    --       $    --        $   1,311
   Accounts payable . . . . . . . . . .                  25,145        17,726          --            --           42,871
   Accrued expenses . . . . . . . . . .                    --          16,104             8          --           16,112
   Accrued income taxes                                   2,574          --            --          (2,574)          --
   Accrued interest . . . . . . . . . .                   3,608          --             123          --            3,731
                                                      ------------------------------------------------------------------
     Total current liabilities  . . . .                  32,395        34,073           131        (2,574)        64,025
                                                      ------------------------------------------------------------------
Long-Term Obligations, less
   current portion above  . . . . . . .                 100,395           471         3,130          --          103,996
Other Liabilities . . . . . . . . . . .                    --           8,485          --            --            8,485
Stockholders' Equity  . . . . . . . . .                  10,539       137,750         1,912      (139,662)        10,539
                                                      ------------------------------------------------------------------

Total liabilities and
   stockholders' equity . . . . . . . .               $ 143,329     $ 180,779     $   5,173     $(142,236)     $ 187,045
------------------------------------------------------------------------------------------------------------------------


               Supplemental Consolidating Statement of Cash Flows
                     for the Two Fiscal Quarters Ended July
                                    31, 1999
                                 (in thousands)


                                                       Parent      Guarantor
                                                       Company     Subsidiaries    FINOP         Eliminations      Consolidated
                                                       -------     ------------   --------      -------------      ------------
Net cash (used in) provided by operating
activities . . . . . . . .                            $   (569)     $  6,856      $    135      $      -       $     6,422
                                                      -------------------------------------------------------------------------

Cash flows from investing activities:
  Decrease in short-term
    investments  . . . . . . . . . . .                      -           (371)          (50)            -              (421)
  Purchase of property and equipment .                      -        (10,065)           -              -           (10,065)
  Net proceeds from sale of property,
    equipment and assets held for sale                      -          5,887            -              -             5,887
  Investment in and (advances to)
    subsidiaries . . . . . . . . . . .                   3,259        (3,027)         (232)            -                -
  (Decrease) increase in long-term
    notes receivables . . . . . . . . .                     -           (357)          193             -              (164)
  Proceeds from collection of
    long-term receivables  . . . . . .                      -            461            -              -               461
  (Increase) decrease in intangibles
    and other assets . . . . . . .. . .                    (64)          199            24             -               159
                                                      -------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities . . . . . . . .                   3,195        (7,273)          (65)            -            (4,143)
                                                      -------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in revolving loan, net  . .                     100            -              -             -               100
  Repayment of long-term obligations .                  (3,273)         (107)            -             -            (3,380)
  Issuance of common stock . . . . . .                      28            -              -             -                28
                                                      -------------------------------------------------------------------------
Net cash (used in) provided by
financing activities . . . . . . . .                    (3,145)         (107)            -             -            (3,252)
                                                      -------------------------------------------------------------------------
(Decrease) increase in cash  . . . . .                    (519)         (524)           70             -              (973)
Cash at beginning of fiscal year . . .                     519         2,848             -             -             3,367
                                                      -------------------------------------------------------------------------

Cash at end of second fiscal quarter  .               $     -       $  2,324      $     70      $      -          $  2,394
-------------------------------------------------------------------------------------------------------------------------------

               Supplemental Consolidating Statement of Operations
                for the Two Fiscal Quarters Ended August 1, 1998
                                 (in thousands)


                                             Parent       Guarantor
                                             Company     Subsidiaries       FINOP      Eliminations   Consolidated
                                             -------     ------------       -----      ------------   ------------
Revenues . . . . . . . . . . . . . . .      $      45      $ 235,156      $     232      $    -        $ 235,433

Cost of goods sold and expenses:
  Cost of goods sold . . . . . . . . .            -          168,449             -            -          168,449
  Operating and administrative expenses           131         60,923             10           -           61,064
  Interest expense . . . . . . . . . .          4,903            254            175           -            5,332
                                            ---------------------------------------------------------------------
                                                5,034        229,626            185           -          234,845

  Income (loss) before income taxes
    and equity in income of
    consolidated subsidiaries  . . . .         (4,989)         5,530             47           -              588

  Benefit from (provision for)
    income taxes . . . . . . . . . . .          2,295         (2,537)           (22)          -             (264)
                                            ---------------------------------------------------------------------

    Income (loss) before equity in
      income of consolidated
      subsidiaries . . . . . . . . . .         (2,694)         2,993             25           -              324

   Equity in income of
      consolidated subsidiaries  . . .          3,018             25              -         (3,043)           -
                                            ---------------------------------------------------------------------
        Net income . . . . . . . . . .      $     324      $   3,018      $      25      $  (3,043)     $     324
-----------------------------------------------------------------------------------------------------------------


                    Supplemental Consolidating Balance Sheets
                             as of January 30, 1999
                                 (in thousands)


                                             Parent      Guarantor
                                             Company    Subsidiaries      FINOP      Eliminations   Consolidated
                                             -------    ------------      -----      ------------   ------------
ASSETS

Current Assets:
   Cash . . . . . . . . . . . . . . . .     $     519     $   2,848     $      -             -        $   3,367
   Short-term investments . . . . . . .           138             3          2,583           -            2,724
   Accounts and notes receivable  . . .         1,327        13,093          1,121           -           15,541
   Inventory  . . . . . . . . . . . . .           -          24,293            -             -           24,293
   Prepaid expenses and other
     current assets . . . . . . . . . .           -           2,324            -             -            2,324
   Deferred income taxes  . . . . . . .           -           1,520            -             -            1,520
                                            ---------------------------------------------------------------------
     Total current assets . . . . . . .         1,984        44,081          3,704           -           49,769
                                            ---------------------------------------------------------------------

Assets Held For Sale  . . . . . . . . .           -           6,327            -             -            6,327
Property and Equipment, net . . . . . .           -          98,829            -             -           98,829
Intangible Assets, net  . . . . . . . .           -          15,452            -             -           15,452
Other Assets, net . . . . . . . . . . .         1,689        11,271          1,134        (3,140)        10,954
Investment in and Advances to
   Subsidiaries . . . . . . . . . . . .       140,880         1,602            290      (142,772)           -
                                            ---------------------------------------------------------------------

Total assets  . . . . . . . . . . . . .     $ 144,553     $ 177,562      $   5,128     $(145,912)     $ 181,331
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current maturities of
     long-term obligations  . . . . . .     $   3,807     $     249     $      -      $      -        $   4,056
   Accounts payable . . . . . . . . . .        23,776        11,885             24           -           35,685
   Accrued expenses . . . . . . . . . .           183        15,186              9           -           15,378
   Accrued income taxes                         2,593           -              -          (2,593)           -
   Accrued interest . . . . . . . . . .         3,641            (1)            73           -            3,713
                                            ---------------------------------------------------------------------
     Total current liabilities  . . . .        34,000        27,319            106        (2,593)        58,832
                                            ---------------------------------------------------------------------
Long-Term Obligations, less
   current portion above  . . . . . . .       100,749           572          3,130           -          104,451
Other Liabilities . . . . . . . . . . .           547         8,791            -            (547)         8,791
Stockholders' Equity  . . . . . . . . .         9,257       140,880          1,892      (142,772)         9,257
                                            ---------------------------------------------------------------------
Total liabilities and
   stockholders' equity . . . . . . . .     $ 144,553     $ 177,562      $   5,128     $(145,912)     $ 181,331
-----------------------------------------------------------------------------------------------------------------

               Supplemental Consolidating Statement of Cash Flows
                for the Two Fiscal Quarters Ended August 1, 1998
                                 (in thousands)


                                            Parent      Guarantor
                                            Company     Subsidiaries     FINOP     Eliminations   Consolidated
                                            -------     ------------     -----     ------------   ------------
Net cash provided by operating
   activities . . . . . . . . .             $  1,902      $  5,274      $     78    $      -       $  7,254
                                           ---------------------------------------------------------------------
Cash flows from investing activities:
  Increase in short-term investments             -             -             (84)          -            (84)
  Purchase of property and equipment .           -         (16,797)          -             -        (16,797)
  Net proceeds from sale of property,
    equipment and assets held for sale           -             573           -             -            573
  Investment in and (advances to)
    subsidiaries . . . . . . . . . . .       (10,789)       10,874           (85)          -            -
  Increase in long-term notes
    receivables  . . . . . . . . . . .           -              (7)         (338)          -           (345)
  Proceeds from collection of
    long-term receivables  . . . . . .           -              30           338           -            368
  Decrease in intangibles and
    other assets . . . . . . . . . . .          (130)          (23)          -             -           (153)
                                           ---------------------------------------------------------------------
Net cash (used in)
  investing activities . . . . . . . .       (10,919)       (5,350)         (169)          -        (16,438)
                                           ---------------------------------------------------------------------
Cash flows from financing activities:
  Increase in revolving loan, net  . .         9,200           -             -             -          9,200
  Repayment of long-term obligations .          (318)         (168)          -             -           (486)
  Issuance of common stock . . . . . .           135           -             -             -            135
                                           ---------------------------------------------------------------------
Net cash provided by (used in)
  financing activities . . . . . . . .         9,017          (168)          -             -          8,849
                                           ---------------------------------------------------------------------
Increase (decrease) in cash  . . . . .             0          (244)          (91)          -           (335)
Cash at beginning of fiscal year . . .             0         3,572           234           -          3,806
                                           ---------------------------------------------------------------------
Cash at end of second fiscal quarter  .     $      0      $  3,328      $    143    $      -       $  3,471
-----------------------------------------------------------------------------------------------------------------

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

SECOND QUARTER FISCAL YEAR 2000 RESULTS COMPARED TO SECOND QUARTER FISCAL YEAR 1999 RESULTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the Second Quarters Ended July 31, 1999, and August 1, 1998




                                        For the Second
                                            Fiscal               For the Two Fiscal
                                        Quarter Ended             Quarters Ended
                                     ----------------------    ----------------------
                                      July 31,    August 1,    July 31,     August 1,
                                        1999        1998         1999         1998
                                     ---------    ---------    --------     ---------
Revenues                             $155,438     $127,299     $279,081     $235,433

Cost of goods sold and expenses:
  Cost of goods sold                  116,522       91,695      205,949      168,449
  Operating & administrative
     expenses                          34,005       31,548       65,177       61,064
  Interest expense                      2,697        2,594        5,546        5,332
                                     --------     ----------------------------------
                                      153,224      125,837      276,672      234,845

Income before income taxes              2,214        1,462        2,409          588

Provision from income taxes             1,058          545        1,155          264
                                     --------     ----------------------------------

Net income                           $  1,156     $    917     $  1,254     $    324

Income per share- Basic              $   0.24     $   0.20     $   0.27     $   0.07
Income per share- Diluted            $   0.24     $   0.19     $   0.26     $   0.07

REVENUES

Revenues for the first two quarters of the current year increased $43.6 million compared to the same period for the prior year. Revenues for the second quarter increased $28.1 million compared to the same period for the prior year. A summary of revenues by functional area is shown below:




                            For the Second Fiscal            For the Two Fiscal
                                Quarters Ended                Quarters Ended
                           -------------------------     ------------------------

                           July 31,        August 1,      July 3        August 1,
                             1999           1998           1999           1998
                           --------       ----------     --------       ---------
                                                 (in millions)
Convenience Stores         $   96.4       $   81.6       $  173.1       $  150.4
Gasoline                       58.8           45.5          105.5           84.7
Other                            .2             .2             .5             .3
                           --------       --------       --------       --------
Total                      $  155.4       $  127.3       $  279.1       $  235.4

Convenience store revenues increased $22.7 million or 15.1% in the current year first two quarters compared to the prior year first two quarters and $14.8 million, or 18.1% in the current year second quarter, as a result of comparable corporate store sales increases of 11.7% and 14.6% for the first two quarters and the second quarter, respectively, and the opening of twenty-four new stores during the prior four quarters, partially offset by the closure and/or sale of twenty-six under performing stores during the same period. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations, because the majority of stores closed and/or sold had been operating at a loss.

Gasoline revenues increased $20.8 million in the current year first two quarters compared to the prior year and $13.3 million in the current year second quarter compared to the prior year because total gallons sold increased 19.1 million in the current year first two quarters compared to the prior year and 10.1 million in the current year second quarter compared to the prior year. Gallons sold increased as a result of the new store openings described above and a 9.7% increase in comparable-store gallons sold for the first two quarters and a 9.9% increase in comparable-store gallons sold for the second quarter.

GROSS PROFITS

Gross profits increased $6.1 million for the first two quarters and $3.3 million for the second quarter. A summary of gross profits by functional area is shown below:

                             For the Second Fiscal         For the Two Fiscal
                                Quarters Ended                Quarter Ended
                           -----------------------     -----------------------
                            July 31,     August 1,      July 31,    August 1,
                             1999          1998          1999         1998
                           ---------     ---------     ---------    ----------
                                              (in millions)
Convenience Stores         $  33.3       $  30.4       $  61.8       $  57.2
Gasoline                       5.4           5.0          10.8           9.5
Other                           .2            .2            .5            .3
                           -------       -------       -------       -------
Total                      $  38.9       $  35.6       $  73.1       $  67.0


Convenience store gross profit increased by $4.6 million or 8.0% for the current year first two quarters compared to the prior year, and by $2.9 million or 9.5% in the current year second quarter. These increases were attributable to the increases in convenience store sales, as described above offset partially by a decrease in convenience store gross profit margins as a result of a decrease in tobacco product gross profit margins.

Gasoline gross profits increased $1.3 million for the current year first two quarters compared to the prior year first two quarters, and increased $0.4 million in the current year second quarter. These increases are primarily attributable to the increase in gallons sold, described above, offset partially by slightly lower gasoline gross profit margins.


OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $4.1 million for the current year first two quarters compared to the prior year first two quarters, and increased $2.5 million in the current year second quarter. Operating expenses increased as a result of higher store wages and occupancy costs associated with the new store openings described above.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense increased $0.2 million for the current year first two quarters compared to the prior year first two quarters, and increased $0.1 million in the current year second quarter, as a result of additional equipment financing undertaken during the fourth quarter of fiscal year 1999.

Inflation did not have a material effect on Dairy Mart's revenues, gross profits, operating and administrative expenses in the first two quarters of fiscal 2000 and 1999.

The effective tax rate for the Company was 47.9% and 44.9% for the first two quarters of fiscal year 2000 and 1999, respectively, and 47.8% and 37.3% for the second quarters of fiscal year 2000 and 1999, respectively. The higher effective tax rate in the current year is a result of nondeductible expenses related to the amortization of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

Dairy Mart generates substantial operating cash flow because a majority of its revenues are received in cash. The amount of cash generated from operations exceeded the current debt service requirements of Dairy Mart's long-term obligations.

Dairy Mart is pursuing expansion initiatives in its retail operations (see "Capital Expenditures"). Dairy Mart's capital expenditures are generally funded by the excess operating cash flow available after debt service, the proceeds from the sale of property, equipment and assets held for sale and other forms of long-term asset financing and/or leasing. Additionally, Dairy Mart has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. Dairy Mart can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 2003. As of July 31, 1999, Dairy Mart had $10.3 million in outstanding revolving credit loans and had $5.9 million in outstanding letters of credit under the facility.

In May 1998, Dairy Mart received a $53.7 million forward commitment that provides real estate sale/leaseback or mortgage financing on a long-term basis to fund the real estate acquisitions associated with its new store development program. At July 31, 1999, Dairy Mart had $19 million available under this agreement. Dairy Mart accounts for these real estate sale/leaseback transactions as operating leases. In January 1999, Dairy Mart entered into a $3.8 million sale/leaseback arrangement for equipment financing which was fully utilized at the end of fiscal year 1999. The term of this lease is for 48 months with principal and interest due on a monthly basis. Dairy Mart accounted for this transaction as a capital lease.

Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and other forms of asset financing and/or leasing, supplemented by the availability under the revolving credit facility, will provide Dairy Mart with adequate liquidity and the capital necessary to achieve its expansion initiatives.

CASH PROVIDED BY OPERATING ACTIVITIES

During the current year first two fiscal quarters, net cash provided by operating activities decreased $0.8 million compared to the same period of the prior year. This decrease was a result of increases in vendor-related discount and allowance receivables and inventory increases associated with the increase in convenience store revenues described above partially offset by Dairy Mart's improved profitability and a net change in other assets and liabilities. The net change in other assets and liabilities is primarily a result of lower environmental remediation expenditures during the current year.

CASH USED BY INVESTING ACTIVITIES

Net cash used in investing activities was $4.1 million in the current year first two fiscal quarters compared to $16.4 million in the same period of the prior year. The decrease in cash used by investing activities was primarily a result of proceeds received during the current year from the sale of Dairy Mart's former headquarters facility and decreased purchases of property and equipment, net of sale/leaseback proceeds.


CASH PROVIDED BY FINANCING ACTIVITIES

Net cash used by financing activities was $3.2 in the current year first two quarters compared to net cash provided of $8.8 million in the same period of the prior year. The decrease was a result of lower borrowings under Dairy Mart's revolving credit facility in the current fiscal year and the repayment in the current fiscal year of a mortgage related to Dairy Mart's former headquarters facility.

CAPITAL EXPENDITURES

Dairy Mart anticipates spending approximately $20 million, net of sale/leaseback transactions, for capital expenditures in fiscal year 2000 by purchasing store and gasoline equipment for new stores, remodeling a certain number of existing store and gasoline locations and implementing and/or upgrading office and store technology.

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

Dairy Mart's process toward resolution of its Y2K issue has been ongoing for the past three years and the project includes a phased approach: (1) awareness; (2) assessment and replacement; (3) contingency planning; (4) renovation; (5) testing and certification; and, (6) production release. Phases one and two are complete. Phases three through six are in various stages of completion, with all remaining phases expected to be completed by October, 1999.

As a part of Dairy Mart's broader initiatives with respect to retail store automation , Dairy Mart purchased and implemented a Y2K compliant, commercial-off-the-shelf retail accounting system to replace the existing legacy accounting system and related sub-systems. In conjunction with the implementation of this system, Dairy Mart migrated its remaining financial, human resources and other systems from an existing mainframe environment to a new Unix-based client/server architecture certified to be Y2K compliant. Dairy Mart is in various stages of testing, renovating and implementing system changes. Dairy Mart expects to complete these internal Y2K initiatives by October, 1999.

Dairy Mart is also reviewing the efforts being undertaken by its third party suppliers and vendors to become Y2K compliant. Dairy Mart sent questionnaires during the fourth quarter of fiscal 1999 to all of its significant vendors and suppliers to ascertain their state of Y2K readiness and is currently evaluating their responses. Contingency planning efforts are being undertaken to evaluate alternative sources and ascertain the continuation of normal business. Such contingency planning efforts are expected to be complete by October, 1999.

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

                           PART II. OTHER INFORMATION



Item 5.  OTHER INFORMATION.

         Pursuant to an amendment to Securities Exchange Act Rule 14a-4 ( c )(1) which became effective June 29, 1998, the persons acting under proxies solicited by Dairy Mart's Board of Directors in connection with Dairy Mart's 1999 annual meeting of stockholders will have discretionary authority to vote the shares represented thereby on any matter properly presented by a stockholder at such meeting that is not specifically set forth in the notice of such meeting if Dairy Mart does not have notice of such matter on or before April 15, 1999 (unless the date of the 1999 annual meeting is changed by more than 30 days from June 10, 1999 in which event such persons will have such discretionary authority if Dairy Mart does not have notice of such matter a reasonable time before Dairy Mart mails its proxy materials for such meeting).


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               a)     Exhibits:

                       1.   Exhibit (11)- Statement re Computation of Per-Share
                              Earnings.
                       2.   Exhibit (27) - Financial Data Schedule.
                              Submitted in electronic format only.

               b)      Reports on Form 8-K

                       During the second quarter of fiscal year 2000, the
                        Company filed no reports on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DAIRY MART CONVENIENCE STORES, INC.




DATE:   September 14, 1999                 /s/  Gregory G. Landry
                                           ----------------------
                                           Gregory G. Landry
                                           Executive Vice President and
                                           Chief Financial Officer