Form 10-Q
period 1999-10-30
DAIRY MART CONVENIENCE STORES INC
filed 1999-12-14
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended OCTOBER 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____



                     APPLICABLE ONLY TO CORPORATE ISSUERS:
    SHARES OF CLASS A COMMON STOCK OUTSTANDING DECEMBER 10, 1999 - 3,306,911 SHARES OF CLASS B COMMON STOCK OUTSTANDING DECEMBER 10, 1999 - 1,440,499

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                          FOR THE FISCAL               FOR THE THREE FISCAL
                                                          QUARTER ENDED                   QUARTERS ENDED
                                                    --------------------------     ---------------------------
                                                    OCTOBER 30,     OCTOBER 31,    OCTOBER 30,      OCTOBER 31,
                                                       1999            1998            1999            1998
                                                     --------        --------        --------        --------

--------------------------------------------------------------------------------------------------------------

         Revenues ...............................    $156,409        $127,644        $438,211        $365,464

         Cost of goods sold and expenses: .......
           Cost of goods sold ...................     117,516          89,940         326,606         260,461
           Operating and administrative expenses.      35,318          33,866         100,174          95,292
           Interest expense .....................       2,627           2,668           8,058           7,953
                                                     --------        --------        --------        --------

                                                      155,461         126,474         434,838         363,706
                                                     --------        --------        --------        --------

         Income before incomes taxes ...........          948           1,170           3,373           1,758

         Provision for income taxes ............          437             532           1,593             796
                                                     --------        --------        --------        --------

           Net income ..........................     $    511        $    638        $  1,780        $    962
     --------------------------------------------------------------------------------------------------------

         Earnings per share - Basic                  $   0.11        $   0.14        $   0.38        $   0.21

         Earnings per share - Diluted                $   0.11        $   0.13        $   0.37        $   0.20



   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                               OCTOBER 30, 1999   JANUARY 30, 1999
--------------------------------------------------------------------------------------------------
ASSETS

     Current Assets:

         Cash ....................................................  $   2,733         $   3,367
         Short-term investments ..................................      2,837             2,724
         Accounts and notes receivable ...........................     19,903            15,541
         Inventory ...............................................     31,267            24,293
         Prepaid expenses and other current assets ...............      1,126             2,324
         Deferred income taxes ...................................         --             1,520
                                                                    ---------         ---------
            Total current assets .................................     57,866            49,769

         Assets Held For Sale ....................................      3,351             6,327

         Property and Equipment, net .............................    105,004            98,829

         Intangible Assets, net ..................................     14,787            15,452

         Other Assets, net .......................................     13,431            10,954
                                                                    ---------         ---------

         Total assets ............................................  $ 194,439         $ 181,331
--------------------------------------------------------------------------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:

         Current maturities of long-term obligations .............  $   1,622         $   4,056
         Accounts payable ........................................     44,638            35,685
         Accrued expenses ........................................     13,443            15,378
         Accrued interest ........................................      1,501             3,713
         Deferred income taxes ...................................      1,348                --
                                                                    ---------         ---------
           Total current liabilities .............................     62,552            58,832

      Long-Term Obligations, less current portion above ..........    112,384           104,451

      Other Liabilities ..........................................      8,395             8,791

      Stockholders' Equity:
         Class A Common Stock ....................................         38                37
         Class B Common Stock ....................................         29                29
         Paid-in capital .........................................     31,118            31,045
         Retained deficit ........................................     (5,072)           (6,849)
         Treasury stock, at cost .................................    (15,005)          (15,005)
                                                                    ---------         ---------
            Total stockholders' equity ...........................     11,108             9,257
                                                                    ---------         ---------

      Total liabilities and stockholders' equity .................  $ 194,439         $ 181,331
--------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these balance sheets.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                           FOR THE THREE FISCAL QUARTERS ENDED
                                                                           ------------------------------------
                                                                           OCTOBER 30, 1999    OCTOBER 31 ,1998
                                                                           ----------------    ----------------

 Cash flows from operating activities:
    Net income ..............................................................  $  1,780         $    962
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..........................................     8,863            8,122
     Change in deferred income taxes ........................................       388              454
     (Gain) loss on disposition of properties, net ..........................    (1,101)             615
     Net change in assets and liabilities:
       Accounts and notes receivable ........................................    (5,537)          (4,920)
       Inventory ............................................................    (6,974)          (2,742)
       Accounts payable .....................................................     8,953            8,619
       Accrued interest .....................................................    (2,212)          (2,140)
       Other assets and liabilities .........................................      (427)          (3,898)
---------------------------------------------------------------------------------------------------------------

 Net cash provided by operating activities ..................................     3,733            5,072
---------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:

    (Decrease) increase in short-term investments ...........................      (113)           1,086
    Purchase of property and equipment, net .................................   (15,659)         (15,851)
    Net proceeds from sale of property, equipment and
      Assets held for sale ..................................................     5,953              733
---------------------------------------------------------------------------------------------------------------

 Net cash used in investing activities ......................................    (9,819)         (14,032)
---------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:

    Increase in revolving loan, net .........................................     7,300           12,800
    Repayment of long-term obligations, net of borrowings ...................    (1,922)          (1,823)
    Issuance of common stock ................................................        74              214
---------------------------------------------------------------------------------------------------------------

 Net cash provided by financing activities ..................................     5,452           11,191
---------------------------------------------------------------------------------------------------------------

 (Decrease) increase in cash.................................................      (634)           2,231
 Cash at beginning of fiscal year ...........................................     3,367            3,806
---------------------------------------------------------------------------------------------------------------

 Cash at end of third fiscal quarter ........................................  $  2,733         $  6,037
---------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 30, 1999
                                   (Unaudited)


The unaudited consolidated financial statements for Dairy Mart Convenience Stores, Inc. and Subsidiaries ("Dairy Mart") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Dairy Mart believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Dairy Mart's Form 10-K, filed with the Securities and Exchange Commission on April 30, 1999

1.       Accounting Policies
         -------------------

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

2.       Changes in Capital Accounts
         ---------------------------

An analysis of the capital stock accounts for the first three fiscal quarters ended October 30, 1999 follows:

                                                                   COMMON STOCK
                                  --------------------------------------------------------------------------
                                   CLASS A SHARES    CLASS B SHARES                         PAID-IN CAPITAL
                                     ISSUED AT         ISSUED AT                              IN EXCESS OF
                                  $.01 PAR VALUE     $.01 PAR VALUE           AMOUNT           PAR VALUE
                                  --------------     --------------           ------       -----------------
Balance January 30, 1999              3,744,223          2,881,156         $    66,245        $31,045,094
Employee stock purchase plan             18,988                  -                 271             73,360
Stock options exercised                       -                  -                   -                  -
Exchange of Class B Shares
  for Class A Shares                     37,000            (37,000)                  -                  -
                                    -----------        -----------         -----------        -----------
Balance October 30, 1999              3,800,211          2,844,156         $    66,516        $31,118,454
                                    -----------        -----------         -----------        -----------

As of October 30, 1999, there were 521,625 shares of Class A Common Stock and 1,395,957 shares of Class B Common Stock held as treasury stock at an aggregate cost of $15,004,847, leaving 3,278,586 Class A shares and 1,448,199 Class B shares outstanding.


3.       Earnings Per Share
         ------------------

Earnings per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share was 4,722,486 and 4,681,970 for the third fiscal quarter ended October 30, 1999 and October 31, 1998, respectively, and 4,717,125 and 4,671,518 for the first three fiscal quarters ended October 30, 1999 and October 31, 1998, respectively. The weighted average number of shares used in the calculation of diluted earnings per share was 4,856,014 and 4,729,095 for the third fiscal quarter ended October 30, 1999 and October 31, 1998, respectively, and 4,801,834 and 4,743,704 for the first three fiscal quarters ended October 30, 1999 and October 31, 1998, respectively.


4.       Seasonality
         -----------

The results of operations for the first three fiscal quarters ended October 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.


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

               Supplemental Consolidating Statement of Operations
              for the Three Fiscal Quarters Ended October 30, 1999
                                 (in thousands)



                                               Parent       Guarantor
                                               Company     Subsidiaries      FINOP      Eliminations  Consolidated
                                              ---------     ---------      ---------     ---------     ---------


Revenues .................................... $     258     $ 437,694      $     259       $     -     $ 438,211

Cost of goods sold and expenses:
  Cost of goods sold ........................         -       326,606              -             -       326,606
  Operating and administrative expenses .....       224        99,933             17             -       100,174
  Interest expense ..........................     7,405           486            167             -         8,058
                                              ------------------------------------------------------------------

                                                  7,629       427,025            184             -       434,838
                                              ------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries ................    (7,371)       10,669             75             -         3,373

Benefit from (provision for)
    income taxes ............................     2,686        (4,250)           (29)            -        (1,593)
                                              ------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries .....    (4,685)        6,419             46             -         1,780

Equity in income of consolidated
  subsidiaries ..............................     6,465            46              -        (6,511)            -
                                              ------------------------------------------------------------------

    Net income .............................. $   1,780     $   6,465      $      46     $  (6,511)    $   1,780
================================================================================================================

                    Supplemental Consolidating Balance Sheets
                             as of October 30, 1999
                                 (in thousands)


                                                           Parent       Guarantor
                                                          Company      Subsidiaries       FINOP       Eliminations   Consolidated
                                                          -------      ------------       -----       ------------   ------------

ASSETS

Current Assets:
   Cash ...........................................       $      -      $   2,729      $       4       $      -       $   2,733
   Short-term investments .........................            138            223          2,476              -           2,837
   Accounts and notes receivable ..................          3,424         16,085            394              -          19,903
   Inventory ......................................              -         31,267              -              -          31,267
   Prepaid expenses and other
     current assets ...............................              -          1,126              -              -           1,126
                                                         -----------------------------------------------------------------------
     Total current assets .........................          3,562         51,430          2,874              -          57,866

Assets Held For Sale ..............................              -          3,351              -              -           3,351
Property and Equipment, net .......................              -        105,004              -              -         105,004
Intangible Assets, net ............................              -         14,787              -              -          14,787
Other Assets, net .................................          3,022          8,828          1,581              -          13,431
Investment in and Advances to
   subsidiaries ...................................        145,129          1,259            686       (147,074)              -
                                                         -----------------------------------------------------------------------

Total assets ......................................      $ 151,713      $ 184,659      $   5,141      $(147,074)      $ 194,439
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term
     obligations ..................................      $   1,384      $     238       $      -       $      -       $   1,622
   Accounts payable ...............................         28,882         15,756              -              -          44,638
   Accrued expenses ...............................             59         13,372             12              -          13,443
   Accrued interest ...............................          1,446              1             54              -           1,501
   Deferred income taxes ..........................              -          1,348              -              -           1,348
                                                         -----------------------------------------------------------------------
     Total current liabilities ....................         31,771         30,715             66              -          62,552
                                                         -----------------------------------------------------------------------

Long-Term Obligations, less
   current portion above ..........................        108,834            420          3,130              -         112,384
Other Liabilities .................................              -          8,395              -              -           8,395
Stockholders' Equity ..............................         11,108        145,129          1,945       (147,074)         11,108
                                                         -----------------------------------------------------------------------

Total liabilities and
   stockholders' equity ...........................      $ 151,713      $ 184,659      $   5,141      $(147,074)      $ 194,439
================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
              for the Three Fiscal Quarters Ended October 30, 1999
                                 (in thousands)

                                                  Parent      Guarantor
                                                  Company     Subsidiaries       FINOP      Eliminations   Consolidated
                                                  -------     ------------       -----      ------------   ------------


Net cash (used in) provided by operating
activities ...................................   $ (2,467)      $  5,907       $    293         $      -      $  3,733
                                                 ---------------------------------------------------------------------

Cash flows from investing activities:
  (Decrease) increase in short-term
    investments ..............................          -           (220)           107                -          (113)
  Purchase of property and equipment .........          -        (15,659)             -                -       (15,659)
  Net proceeds from sale of property,
    equipment and assets held for sale .......          -          5,953              -                -         5,953
  Investment in and (advances to)
    subsidiaries .............................     (3,667)         4,063           (396)               -             -
                                                 ---------------------------------------------------------------------
Net cash used in
  investing activities .......................     (3,667)        (5,863)          (289)               -        (9,819)
                                                 ---------------------------------------------------------------------

Cash flows from financing activities:
  Increase in revolving loan, net ............      7,300              -              -                -         7,300
  Repayment of long-term obligations .........     (1,759)          (163)             -                -        (1,922)
  Issuance of common stock ...................         74              -              -                -            74
                                                 ---------------------------------------------------------------------

Net cash provided by (used in)
financing activities .........................      5,615           (163)             -                -         5,452
                                                 ---------------------------------------------------------------------

(Decrease) increase in cash ..................       (519)          (119)             4                -          (634)
Cash at beginning of fiscal year .............        519          2,848              -                -         3,367
                                                 ---------------------------------------------------------------------

Cash at end of third fiscal quarter ..........   $      -       $  2,729       $      4         $      -      $  2,733
=======================================================================================================================

               Supplemental Consolidating Statement of Operations
              for the Three Fiscal Quarters Ended October 31, 1998
                                 (in thousands)

                                                Parent      Guarantor
                                               Company     Subsidiaries         FINOP       Eliminations    Consolidated
                                               -------     ------------         -----       ------------    ------------


Revenues ..............................      $      76       $ 365,053       $     335        $      -       $ 365,464

Cost of goods sold and expenses:
  Cost of goods sold ..................              -         260,461               -               -         260,461
  Operating and administrative expenses            201          95,075              16               -          95,292
  Interest expense ....................          7,326             382             245               -           7,953
                                             -------------------------------------------------------------------------
                                                 7,527         355,918             261               -         363,706
                                             -------------------------------------------------------------------------

  Income (loss) before income taxes
    and equity in income of
    consolidated subsidiaries .........         (7,451)          9,135              74               -           1,758

  Benefit from (provision for)
    income taxes ......................          3,428          (4,190)            (34)              -            (796)
                                             -------------------------------------------------------------------------

    Income (loss) before equity in
      income of consolidated
      subsidiaries ....................         (4,023)          4,945              40               -             962

   Equity in income of
      consolidated subsidiaries .......          4,985              40               -          (5,025)              -
                                             -------------------------------------------------------------------------

        Net income ....................      $     962       $   4,985       $      40       $  (5,025)      $     962
======================================================================================================================

                    Supplemental Consolidating Balance Sheets
                             as of January 30, 1999
                                 (in thousands)

                                                            Parent       Guarantor
                                                           Company     Subsidiaries       FINOP       Eliminations    Consolidated
                                                           -------     ------------       -----       ------------    ------------


ASSETS

Current Assets:
   Cash ...........................................      $     519      $   2,848        $      -              -       $   3,367
   Short-term investments .........................            138              3           2,583              -           2,724
   Accounts and notes receivable ..................          1,327         13,093           1,121              -          15,541
   Inventory ......................................              -         24,293               -              -          24,293
   Prepaid expenses and other
     current assets ...............................              -          2,324               -              -           2,324
   Deferred income taxes ..........................              -          1,520               -              -           1,520
                                                         ---------      ---------       ---------      ---------       ---------
     Total current assets .........................          1,984         44,081           3,704              -          49,769

Assets Held For Sale ..............................              -          6,327               -              -           6,327
Property and Equipment, net .......................              -         98,829               -              -          98,829
Intangible Assets, net ............................              -         15,452               -              -          15,452
Other Assets, net .................................          1,689         11,271           1,134         (3,140)         10,954
Investment in and Advances to
   Subsidiaries ...................................        140,880          1,602             290       (142,772)              -
                                                         ---------      ---------       ---------      ---------       ---------

Total assets ......................................      $ 144,553      $ 177,562       $   5,128      $(145,912)      $ 181,331
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current maturities of
     long-term obligations ........................      $   3,807      $     249        $      -       $      -       $   4,056
   Accounts payable ...............................         23,776         11,885              24              -          35,685
   Accrued expenses ...............................          2,776         15,186               9         (2,593)         15,378
   Accrued interest ...............................          3,641             (1)             73              -           3,713
                                                         ---------      ---------       ---------      ---------       ---------
     Total current liabilities ....................         34,000         27,319             106         (2,593)         58,832

Long-Term Obligations, less
   current portion above ..........................        100,749            572           3,130              -         104,451
Other Liabilities .................................            547          8,791               -           (547)          8,791
Stockholders' Equity ..............................          9,257        140,880           1,892       (142,772)          9,257
                                                         ---------      ---------       ---------      ---------       ---------

Total liabilities and
   stockholders' equity ...........................      $ 144,553      $ 177,562       $   5,128      $(145,912)      $ 181,331
=================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
              for the Three Fiscal Quarters Ended October 31, 1998
                                 (in thousands)


                                                         Parent    Guarantor
                                                        Company   Subsidiaries    FINOP   Eliminations Consolidated
                                                        -------   ------------    -----   ------------ ------------


Net cash provided by operating
   activities .....................................    $ (1,944)    $  6,924     $     92     $      -    $  5,072
                                                       ------------------------------------------------------------

Cash flows from investing activities:
  Increase in short-term investments ..............           -            -        1,086            -       1,086
  Purchase of property and equipment ..............           -      (15,851)           -            -     (15,851)
  Net proceeds from sale of property,
    equipment and assets held for sale ............           -          733            -            -         733
  Investment in and (advances to)
    subsidiaries ..................................     (10,486)      10,646         (160)           -           -
                                                       ------------------------------------------------------------
Net cash (used in) provided by
  investing activities ............................     (10,486)      (4,472)         926            -     (14,032)
                                                       ------------------------------------------------------------

Cash flows from financing activities:
  Increase in revolving loan, net .................      12,800            -            -            -      12,800
  Repayment of long-term obligations ..............        (484)        (239)      (1,100)           -      (1,823)
  Issuance of common stock ........................         214            -            -            -         214
                                                       ------------------------------------------------------------
Net cash provided by (used in)
  Financing activities ............................      12,530         (239)      (1,100)           -      11,191
                                                       ------------------------------------------------------------

Increase (decrease) in cash .......................         100        2,213          (82)           -       2,231
Cash at beginning of fiscal year ..................           -        3,572          234            -       3,806
                                                       ------------------------------------------------------------

Cash at end of third fiscal quarter ...............    $    100     $  5,785     $    152     $      -    $  6,037
===================================================================================================================

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


RESULTS OF OPERATIONS:

THIRD QUARTER FISCAL YEAR 2000 RESULTS COMPARED TO THIRD QUARTER FISCAL YEAR 1999 RESULTS

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       For the Third Fiscal       For the Three Fiscal
                                           Quarter Ended             Quarters Ended
                                    --------------------------   ------------------------
                                    October 30,    October 31,   October 30,  October 31,
                                        1999         1998           1999         1998
                                    -----------    -----------   -----------  -----------

Revenues                              $156,409      $127,644      $438,211      $365,464

Cost of goods sold and expenses:
  Cost of goods sold                   117,516        89,940       326,606       260,461
  Operating & administrative
     expenses                           35,318        33,866       100,174        95,292
  Interest expense                       2,627         2,668         8,058         7,953
                                      ---------------------------------------------------
                                       155,461       126,474       434,838       363,706

Income before income taxes                 948         1,170         3,373         1,758

Provision for income taxes                 437           532         1,593           796
                                      ---------------------------------------------------

Net income                            $    511      $    638      $  1,780      $    962

Income per share- Basic               $   0.11      $   0.14      $   0.38      $   0.21
Income per share- Diluted             $   0.11      $   0.13      $   0.37      $   0.20

REVENUES

Revenues for the third quarter increased $28.8 million compared to the same period for the prior year. Revenues for the first three quarters of the current year increased $72.7 million compared to the same period for the prior year. A summary of revenues by functional area is shown below:


                           For the Third Fiscal          For the Three Fiscal
                              Quarter Ended                Quarters Ended
                         --------------------------   --------------------------
                          October 30,   October 31,   October 30,   October 31,
                             1999           1998         1999           1998
                            ------         ------       ------         ------
                                              (in millions)
    Convenience Stores      $ 93.2         $ 79.7       $269.0         $232.5
    Gasoline                  63.1           44.8        168.6          129.5
    Other                       .1            3.1           .6            3.5

                            ------         ------       ------         ------
    Total                   $156.4         $127.6       $438.2         $365.5



Convenience store revenues increased $13.5 million, or 17.0%, in the third quarter and $36.5 million, or 15.7%, in the current year first three quarters compared to the prior year first three quarters, as a result of comparable corporate store sales increases of 12.1% and 12.0% for the third quarter and the first three quarters, respectively, and the opening of 21 new stores during the prior four quarters, partially offset by the closure and/or sale of 30 under-performing stores during the same period. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations, because the majority of stores closed and/or sold had been operating at a loss.

Gasoline revenues increased $18.3 million in the current year third quarter compared to the prior year and $39.1 million in the first three quarters of the current year compared to the prior year because total gallons sold increased 7.0 million in the current year third quarter compared to the prior year and 26.1 million in the first three quarters of the current year compared to the prior year. Gallons sold increased as a result of the new store openings described above and a 2.3% increase in comparable-store gallons sold for the third quarter and a 6.3% increase in comparable-store gallons sold for the first three quarters.

GROSS PROFITS

Gross profits increased $1.2 million for the third quarter and $6.6 million for the first three quarters. A summary of gross profits by functional area is shown below:

                                       For the Third Fiscal                For the Three Fiscal
                                          Quarter Ended                        Quarters Ended
                              --------------------------------------  ---------------------------------
                                October 30,         October 31,          October 30,        October 31,
                                   1999               1998                   1999             1998
                                   ----               ----                   ----             ----
                                                             (in millions)

         Convenience Stores       $31.9               $29.2                $92.5               $86.2
         Gasoline                   6.9                 5.4                 18.6                15.3
         Other                       .1                 3.1                   .5                 3.5
                                  -----               -----               ------              ------
         Total                    $38.9               $37.7               $111.6              $105.0


Convenience store gross profit increased by $2.7 million or 9.2% for the current year third quarter compared to the prior year, and by $6.3 million or 7.3% in the first three quarters. These increases were attributable to the increases in convenience store sales, as described above offset partially by a decrease in convenience store gross profit margins as a result of a decrease in tobacco product gross profit margins.

Gasoline gross profits increased $1.5 million for the third quarter compared to the prior year, and increased $3.3 million in the first three quarters of the current year. These increases are primarily attributable to the increase in gallons sold, described above, offset partially by slightly lower gasoline gross profit margins.

Other gross profits decreased $3.0 million in both the third quarter and first three quarters compared to the prior year. The decrease was caused by a one-time fee received by the Company on the termination of a long-term ATM agreement in the prior year third quarter. The Company's former partner in the agreement agreed to the termination fee in lieu of its ongoing payment obligations under the agreement.


OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $1.5 million for third quarter compared to the prior year third quarter, and increased $4.9 million for the first three quarters of the fiscal year. Operating expenses increased as a result of higher store wages and occupancy costs associated with the new store openings described above.

INFLATION AND TAXES

Inflation did not have a material effect on Dairy Mart's revenues, gross profits, operating and administrative expenses in the first three quarters of fiscal 2000 and 1999.

The effective tax rate for the Company was 46.1% and 45.5% for the third quarter of fiscal years 2000 and 1999, respectively, and 47.2% and 45.3% for the first three quarters of fiscal year 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Dairy Mart generates substantial operating cash flow because a majority of its revenues are received in cash. The amount of cash generated from operations exceeded the current debt service requirements of Dairy Mart's long-term obligations.

Dairy Mart is pursuing expansion initiatives in its retail operations (see "Capital Expenditures"). Dairy Mart's capital expenditures are generally funded by the excess operating cash flow available after debt service, the proceeds from the sale of property, equipment and assets held for sale and other forms of long-term asset financing and/or leasing. Additionally, Dairy Mart has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. Dairy Mart can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 2003. As of October 30, 1999, Dairy Mart had $17.5 million in outstanding revolving credit loans and had $5.9 million in outstanding letters of credit under the facility.

In May 1998, Dairy Mart received a $53.7 million forward commitment that provides real estate sale/leaseback or mortgage financing on a long-term basis to fund the real estate acquisitions associated with its new store development program. At October 30, 1999, Dairy Mart had $13.0 million available under this agreement. Dairy Mart accounts for these real estate sale/leaseback transactions as operating leases. In January 1999, Dairy Mart entered into a $3.8 million sale/leaseback arrangement for equipment financing which was fully utilized at the end of fiscal year 1999. Dairy Mart accounted for this transaction as a capital lease. In the third quarter of this year, Dairy Mart obtained commitments for an additional $8.5 million for equipment financing, of which $5.5 million was available as of October 30, 1999.

Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and other forms of asset financing and/or leasing, supplemented by the availability under the revolving credit facility, will provide Dairy Mart with adequate liquidity and the capital necessary to achieve its expansion initiatives.

CASH PROVIDED BY OPERATING ACTIVITIES

During the current year first three fiscal quarters, net cash provided by operating activities decreased $1.3 million compared to the same period of the prior year. This decrease was a result of increases in vendor-related discount and allowance receivables and inventory increases associated with the increase in convenience store revenues described above partially offset by Dairy Mart's improved profitability and the net change in other assets and liabilities. The net change in other assets and liabilities is primarily a result of lower prepaid expenses and environmental remediation costs during the current year.

CASH USED BY INVESTING ACTIVITIES

Net cash used in investing activities was $9.8 million in the current year first three fiscal quarters compared to $14.0 million in the same period of the prior year. The decrease in cash used by investing activities was primarily a result of proceeds received during the current year from the sale of Dairy Mart's former headquarters facility and decreased purchases of property and equipment, net of sale/leaseback proceeds.



CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $5.5 in the current year first three quarters compared to net cash provided of $11.2 million in the same period of the prior year. The decrease was a result of lower borrowings under Dairy Mart's revolving credit facility in the current fiscal year due to the Company's increased profitability and decreased purchases of property and equipment, net of sale/leaseback proceeds as discussed above.

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

YEAR 2000

The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Therefore, some older computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the 2000.

Dairy Mart's process toward resolution of its Y2K issue has been ongoing for the past three years and the project included a phased approach: (1) awareness; (2) assessment and replacement; (3) contingency planning; (4) renovation; (5) testing and certification; and, (6) production release. All phases of the project are now essentially complete as of October, 1999.

As a part of Dairy Mart's broader initiatives with respect to retail store automation, Dairy Mart purchased and implemented a Y2K compliant, commercial off-the-shelf retail accounting system to replace the existing legacy accounting system and related sub-systems. In conjunction with the implementation of this system, Dairy Mart migrated its remaining financial, human resources and other systems from an existing mainframe environment to a new Unix-based client/server architecture certified to be Y2K compliant.

Dairy Mart also reviewed the efforts being undertaken by its third party suppliers and vendors to become Y2K compliant. Dairy Mart sent questionnaires during the fourth quarter of fiscal 1999 to all of its significant vendors and suppliers to ascertain their state of Y2K readiness and is currently evaluating their responses. Contingency planning efforts are being undertaken to evaluate alternative sources and ascertain the continuation of normal business. Management is not presently aware of any product supplier-related issue presented by the year 2000 that is likely to have a material impact on the Company.

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

Dairy Mart's estimates regarding its readiness for Y2K are based on various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their own Y2K issues, and other factors. There are significant risks to Dairy Mart if its readiness project is not sufficient. These risks include the need to process transactions manually at significant costs to Dairy Mart, loss of communication links with store locations, significant delays in obtaining key operational data for analysis, the inability to pay vendors, settle receivables or procure merchandise for resale on a timely basis, inability to communicate and settle transactions with banks and other financial institutions and to perform other critical business functions which could have a material adverse effect on Dairy Mart's financial position and the results of its operations. Further, Dairy Mart cannot reasonably estimate the impact on Dairy Mart of key third parties not successfully addressing their own Year 2000 issues, although Dairy Mart believes that it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Due to the uncertainty of these factors, Dairy Mart is unable to quantify a worst-case scenario at this time.



BUSINESS OUTLOOK

Statements contained in this 10-Q that are not historical facts, including those relating to future financial performance, capital expenditures and year 2000 compliance, may constitute forward-looking statements with respect to Dairy Mart's future performance. Forward-looking statements are generally identified by the words "anticipate", "believe", "expect", "plan", "intend", "should", "estimate", and similar expressions. Factors that could cause actual results to differ materially from those in the forward-looking statements include competition, general economic conditions, the availability of capital, the ability to obtain suitable locations for new stores, construction delays, the ability to attract and retain key personnel and other factors disclosed in this 10-Q and Dairy Mart's other filings with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE MARKET RISK

The Company does not have any instruments that it believes would be materially affected by any future interest rate changes.

                           PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

The Company and certain of its current and former directors have agreed to settle a previously disclosed derivative action filed in the Delaware Court of Chancery. In 1995, the Company was named as a nominal defendant, along with certain of those persons who were directors of the Company, in two shareholder derivative actions. The two cases have been consolidated as DAIRY MART CONVENIENCE STORES, INC. DERIVATIVE LITIGATION. The plaintiffs alleged among other things, that in connection with the settlement of a dispute between Charles Nirenberg and the Company's management with respect to control of the Company, the directors violated their fiduciary duty to the Company and its shareholders. Mr. Nirenberg is a former shareholder, director and officer of the Company.

On November 8, 1999, the parties to the litigation executed a Stipulation of Settlement that provided for the following:

-    The lawsuit will be dismissed.

- The Company's insurance carrier will make a payment of $2,000,000 on behalf of all the defendants to the Company, some or all of which is expected to be used by the Company to cover the fees and expenses, including attorneys' fees awarded to plaintiffs by the court.

- The Company must hold its 2000 annual meeting of its shareholders on or before May 31, 2000.

- Mr. Robert B. Stein, Jr., the Chairman of the Board and Chief Executive Officer, and Mr. Gregory L. Landry, a director and Chief Financial Officer, have agreed that, upon any event that would result in the disposition of their interests in the general partner of DM Associates Limited Partnership ("DM Associates"), including a liquidation of DM Associates, they will pay to the Company any proceeds generated upon such disposition, except each of them may retain 17.9% of the proceeds for himself.

The Settlement Agreement was conditioned upon approval by the court, which was obtained on December 13, 1999 and is also conditioned upon the Company reclassifying is Class A Common Stock and its Class B Common Stock into a new, single class of Common Stock. On December 7, 1999, the Company filed its preliminary proxy statement with respect to the proposed reclassification of the Company's Common Stock with the Securities and Exchange Commission (the "Commission"). The Company intends to hold its shareholder meeting with respect to the reclassification as soon as practicable after the Commission permits the Company to mail the proxy statement to its shareholders.



Item 5. OTHER INFORMATION

The Company intends to ask its shareholders to approve a reclassification of its existing Class A common stock and Class B common stock into a new, single class of common stock. Currently, each share of Class A common stock is entitled to 1/10th of a vote and Class B common stock is entitled to one vote on all matters voted on as a single class. In addition, Class A shareholders, voting as a separate class, elect 25% of the Board of Directors and Class B shareholders, voting as a separate class, elect the remaining Directors. Under the terms of the proposed reclassification, each share of Dairy Mart's existing Class A common stock would be converted into one share of the new common stock and each share of the existing Class B common stock would be converted into 1.1 shares of the new common stock. Each share of the new common stock would be entitled to one vote on all matters and the holders of the new common stock would elect all directors. The proposed reclassification, if approved would also allow Dairy Mart and certain of its current and former directors to settle the derivative action discussed in Item 1 of Part II above, although such settlement is not necessary for the reclassification to be effectuated. Dairy Mart expects that a majority of the costs related to the derivative litigation will be reimbursed by its insurance carriers. To the extent that insurance proceeds are less than the amount of such costs, the difference will be recorded as a charge to Dairy Mart's results of operations in its current fiscal year.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits:

            1. Exhibit (11)- Statement re Computation of Per-Share Earnings.
            2. Exhibit (27) - Financial Data Schedule.
                    Submitted in electronic format only.

         b) Reports on Form 8-K

            During the third quarter of fiscal year 2000, the Company filed no reports on Form 8-K.





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DAIRY MART CONVENIENCE STORES, INC.




DATE:   December 14, 1999                  /s/  Gregory G. Landry
                                           ---------------------------------
                                           Gregory G. Landry
                                           Executive Vice President and
                                           Chief Financial Officer