Form 10-K405
period 2000-01-29
DAIRY MART CONVENIENCE STORES INC
filed 2000-04-27
CIK 721675

[photograph

                                              2000 ANNUAL FINANCIAL REPORT





                                                    DAIRY
                                                     DM
                                                     MART




                                 DAIRY MART CONVENIENCE STORES INCORPORATED]

                                     FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(MARK ONE)

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO____

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

                                 (330)342-6600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                       ON WHICH REGISTERED
           -------------------                      ---------------------
      Common Stock (Par Value $.01)                American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of April 21, 2000, 4,895,566 shares of Common Stock were outstanding, and the aggregate market value of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $10,769,406.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's fiscal year 2000 definitive proxy statement to be filed pursuant to Registration 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OUTLOOK

This Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to the Company's plans and objectives to upgrade and remodel store locations, to build new stores and increase gasoline sales, reduce the impact of under-performing stores, to sell or lease certain assets, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation, successful implementation of tax planning strategies and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, the future profitability of the Company, the availability of desirable store locations, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, and general economic conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart") operate one of the nation's largest regional convenience store chains. Founded in 1957, the Company operates or franchises 603 stores under the "Dairy Mart" name in seven states located in the Midwest and Southeast, of which 128 stores are franchised.

Dairy Mart stores offer a wide range of products and services which cater to the convenience needs of its customers, including milk, ice cream, groceries, beverages, snack foods, candy, deli products, publications, health and beauty care aids, tobacco products, select highly consumable general merchandise, lottery tickets, money orders and select customer focused services. The stores are typically located in densely populated, suburban areas on sites which are easily accessible to customers and provide ample parking. Dairy Mart stores are generally free-standing structures which are well-lit and are designed to encourage customers to purchase high profit margin products, such as deli items, coffee, fountain drinks and other fast food items.

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

STORES

The Company's stores are generally located in suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. 283 locations also sell gasoline, which the Company believes is an important convenience for customers.

Shelving and displays, including refrigeration units, deli and other fast food counters and displays, are designed to encourage customers to purchase high profit margin products including impulse purchase items such as candy, fountain drinks and ice cream novelties. All of the Company's stores also offer extended hours for additional convenience, with over one-half of the stores open 24 hours per day. A typical Dairy Mart store ranges between 2,400 and 3,800 square feet and is a free-standing structure.

As of January 29, 2000, the Company operated and franchised retail convenience stores in the following states:

                                                                NUMBER OF
                                                                 STORES
                                                                ---------
Ohio........................................................       381
Kentucky....................................................       128
Michigan....................................................        31
Pennsylvania................................................        30
Indiana.....................................................        16
Tennessee...................................................        13
North Carolina..............................................         4
                                                                   ---
Total Stores................................................       603
                                                                   ===

The following table shows the number of Company and franchise stores that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:

                             JANUARY 29, 2000               January 30, 1999               January 31, 1998
                       ----------------------------   ----------------------------   ----------------------------
                       COMPANY    FRANCHISE           COMPANY    FRANCHISE           COMPANY    FRANCHISE
                       OPERATED   OPERATED    TOTAL   OPERATED   OPERATED    TOTAL   OPERATED   OPERATED    TOTAL
                       --------   ---------   -----   --------   ---------   -----   --------   ---------   -----
At beginning of
  period.............    477         141       618      469         158       627      543         268       811
Opened or acquired...     18          --        18       25          --        25        7          --         7
Closed or sold.......    (25)         (8)      (33)     (16)        (18)      (34)     (89)       (102)     (191)
Transferred (net)....      5          (5)       --       (1)          1        --        8          (8)       --
                         ---         ---       ---      ---         ---       ---      ---        ----      ----
End of period........    475         128       603      477         141       618      469         158       627
                         ===         ===       ===      ===         ===       ===      ===        ====      ====

UPGRADE AND REMODEL OF EXISTING STORE BASE AND CLOSING UNDERPERFORMING STORES

The Company has an ongoing program to upgrade and remodel the Company's retail and gasoline locations to cater to the always-changing convenience needs of today's customer. The program includes modernizing and re-imaging the store's appearance, upgrading the gasoline facilities and installing modern environmental protection equipment.

The Company evaluates the performance of each of its stores in order to determine its contribution to the Company's overall profitability. Management determines a minimum acceptable level of store performance required for a store to be eligible for on-going capital expenditures and/or lease option renewal or renegotiation. Accordingly, in fiscal year 2000, the Company closed 13 of its retail facilities because of their inability to meet the Company's economic and non-economic criteria for long-term stability and growth. An additional 20 stores were sold to independent operators in fiscal year 2000. During fiscal year 2001, management plans to accelerate the disposal of stores, through sale or closure, not meeting minimum performance standards. In addition, management plans to reduce administrative expenses accordingly.

NEW STORES

A major component of the Company's growth strategy is to build new stores and increase sales. During the fourth quarter of fiscal year 2000, the Company decided to slow the pace of its new store expansion program in light of current market conditions which caused in part the maturation process for new stores to be longer than originally expected. The Company considers new stores to have reached maturity when they are generating operating results which achieve an acceptable rate of return on invested capital. Accordingly, during fiscal year 2000, the Company opened 18 new stores, all of which offer gasoline through modern facilities, including credit card readers in the gasoline dispensers. The Company plans to build up to 15 new stores during fiscal year 2001. The Company believes adequate sources of financing will continue to be available to support new store development.

TECHNOLOGICAL UPGRADE/RETAIL AUTOMATION IMPLEMENTATION

                                                             ACTUAL/PROJECTED COMPLETION
                                                        -------------------------------------
                   PHASE/INITIATIVE                     FY' 98    FY' 99    FY' 00    FY' 01
                   ----------------                     -------   -------   -------   -------
Phase I:         POS Rollout..........................   100%
Phase II:        Implement Host Accounting System.....             100%
Phase III:       Implement Store-Level Computer                     50%       50%
                 Systems..............................
Phase IV:        Implement Centralized Automated                    25%       25%       50%
                 Pricebook............................
Phase V:         Implement Evolution Initiatives
                 * Payroll Time & Attendance..........                       100%
                 * Automated Item Level Receiving                             20%       80%
                   Device (Percon)....................
                 * Scanning...........................                        10%       90%

Phases one, two and three provided a new foundation for store accounting and management reporting. The new host system is driven by the concept of centralized store control. This allows for the collection and distribution of more detailed and timely information from store operations and provides the basis for the formation and implementation of improved merchandising strategies.

Phase four, the implementation of a centralized automated pricebook, allows for the definition of market zones and the management of a retail pricing strategy from the corporate office. The implementation of a centralized automated pricebook is expected to improve retail margins through increased accuracy of retail pricing and verification of agreed upon vendor costs. Additionally, the pricebook is expected to save data entry time, reduce data entry errors and provide greater control over store merchandise inventory.

Phase five is expected to produce labor savings at both the corporate headquarters and the stores. Item level receiving is expected to allow the Company to receive inventory more timely and accurately and create credit memos in the event of an incorrect vendor cost. Scanning is expected to allow for a reduction in overall inventory levels and better merchandising of the store thereby increasing margins and reducing the overhead needed to price products.

GASOLINE OPERATIONS

Gasoline sales accounted for approximately 38% of total revenue in fiscal year 2000, 34% for fiscal year 1999, and 38% in fiscal year 1998. As of January 29, 2000, 283 stores sold gasoline.

The Company's gasoline pricing strategy has historically been designed, in part, to provide value to customers by offering the same quality gasoline offered by major oil companies at prices which are generally below nationally advertised brands and comparable to other convenience store chains. The Company obtains its gasoline from major oil company suppliers and believes that there are adequate supplies of fuel available from a number of sources at competitive prices.

In an effort to provide name-brand recognition, the Company entered into a long-term agreement with Chevron Products Company in August 1998, to sell branded gasoline at approximately 58 of its locations in Kentucky and Southern Indiana. The Company finished conversion of these stores during the fourth quarter of fiscal year 1999. As of January 29, 2000, the Company converted an additional 14 locations to sell Chevron branded gasoline, primarily in Kentucky. Branding the Company's gasoline assets has improved the overall quality of these assets and is considered important in attracting new customers who prefer to purchase major-oil branded gasoline. Branding also offers the Company access to the credit card base of the branding partner, whose branded customers tend to purchase higher-octane fuels that carry a higher gross profit margin.

Gasoline profit margins have a significant impact on the Company's income. Such profit margins could be adversely influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market due to supply interruptions. In addition, gasoline profit margins are continually influenced by competition in each local market area. In fiscal year 2000, the Company's operating results have been adversely impacted by high wholesale gasoline prices.

PRODUCT SELECTION

All stores generally offer more than 3,000 core food and non-food convenience items featuring well-known national brand names, as well as the Company's private label products. Food items include a wide variety of products, including canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, cappuccino, hot dogs, deli meats and deli sandwiches and similar foods. Non-food convenience items include gasoline (at 283 stores), cigarettes, health and beauty aids, publications, lottery tickets and money orders.

The Company has installed branded food service, which carries a relatively higher gross profit margin, at 42 store locations, including 18 Mr. Heros(R), 14 Taco Bells(R) and 8 Subways(R). The Company has entered into an exclusive agreement with Restaurants Developers Corporation to develop Mr. Hero(R) quick-serve restaurants in selected stores in most of Ohio and all of Kentucky. Mr. Hero(R) sandwiches are well-established regional brands with strong consumer recognition in Northeastern Ohio. The Company opened 16 Mr. Hero(R) locations in fiscal year 2000. These branded food service offerings allow the Company to offer competitive, high-quality food service and increase customer traffic providing ancillary sales opportunities for gasoline and other convenience items.

In recent years, the Company has altered the mix of products and services to emphasize the sale of items carrying higher profit margins. Fast food items carry higher profit margins and tend to lead to the purchase of other high profit margin products and impulse items, including salty-snacks, candy and beverages. Dairy Mart offers a number of private label products such as milk, bakery products, juices, dips and cheeses that generally carry a higher gross profit margin than the Company's average gross profit margin on comparable products.

The Company signed an agreement with Coca-Cola USA Fountain in January 1999, to exclusively sell Coca-Cola fountain products in the store's fountain centers. In March 1999, the Company signed an agreement with Procter & Gamble to exclusively sell Millstone brand coffee blends in Dairy Mart stores through February 2004. Dairy Mart is the only convenience store chain in its markets selling Millstone coffee.

In March 1999, the Company entered into an agreement to initially provide no-fee ATM services at all of its locations. In March 2000, the Company entered into a second one-year contract with the same service provider. Effective April 1, 2000, the Company began charging $.99 per transaction at most locations. The Company believes that the new program is competitively priced, and in fact lower than the industry average, and will continue to be a significant traffic builder.

FRANCHISE OPERATIONS

The Company franchises 128 stores. Franchise stores generally follow the same operating policies as Company stores, and are subject to Company supervision under franchise agreements. Company operated and franchise stores are of the same basic store design and sell substantially the same products.

The Company offers two types of franchising arrangements: a "full" franchise and a "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of January 29, 2000, there were 46 full franchise locations and 82 limited franchise locations.

INTERNATIONAL OPERATIONS

The Company conducts business outside the United States as a licensor or as a consultant. The Company is a party to three agreements with convenience store operators in South Korea, Malaysia and Aruba. As with the Company's prior international arrangements, these agreements require a specified commitment of Company personnel, but do not require any significant commitment of capital. At the end of fiscal year 2000, there were 260 stores in South Korea and 66 stores in Malaysia operating under these agreements. Both of these arrangements have expirations in fiscal year 2001. The Company does not anticipate renewing either of these arrangements after the date of their expirations. In fiscal year 2000, the Company entered into a consulting arrangement, beginning with one store, with a convenience store operator in Aruba.

ADVERTISING

To promote a uniform image for all stores, the Company designs and coordinates advertising for most stores to complement its marketing strategy, which is derived, in part, from market history and research. In-store, newspaper, direct-mail, special promotions, outdoor billboard and radio advertising focus on food service offerings and also feature certain specially priced items designed to attract today's time-constrained consumers in search of convenience related items, and typically include national brand items for which advertising costs are often supplemented by the national brand vendor partners. Sales promotions are generally established and maintained on a bi-weekly or monthly basis.

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

EMPLOYEES

As of January 29, 2000, exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 3,900 employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

ENVIRONMENTAL COMPLIANCE

The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures relating to its gasoline operations. These laws and regulations relate primarily to underground storage tanks ("USTs"). The United States Environmental Protection Agency has established standards for, among other things; (i) maintaining leak detection,
(ii) upgrading UST systems, (iii) taking corrective action in response to releases, (iv) closing USTs to prevent future releases, (v) keeping appropriate records and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. A number of states in which the Company operates also have adopted UST regulatory programs. The Company has retained an outside third party to perform testing and remediation services.

In the ordinary course of business, the Company periodically detects releases of gasoline or other regulated substances from USTs it owns or operates. As part of its program to manage USTs, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Additionally, the Company records receivables based upon the estimated reimbursement from various state environmental trust funds which have provisions for sharing or reimbursing certain costs incurred by UST owners or operators based upon compliance with the terms and conditions of such funds. Because of the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year. Under current federal and state regulatory programs, the Company was obligated to either upgrade or replace most existing USTs it owned or operated or close them by December 22, 1998 to meet certain corrosion, overfill- and spill-protection and leak-detection requirements. The Company met this obligation prior to December 22, 1998 for all operating locations. Gasoline operations at 14 locations were closed prior to December 22, 1998. The Company has sold the locations or pulled the USTs at the unsold locations during fiscal year 2000. The Company remains responsible for specific known remediation requirements at these locations. A more complete discussion of the environmental remediation liabilities is included in the Notes to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

Of the 603 stores in operation as of January 29, 2000, 74 store locations were owned by the Company and 529 were leased. In addition, the Company owns 10 locations and is the primary lessee for 31 locations not currently operated as Dairy Mart stores. The Company's policy is to endeavor to lease or sublease such locations to third parties. From time to time the Company enters into sale-leaseback transactions whereby the Company sells retail locations and leases such locations back from the purchasers. The Company's corporate headquarters, a 47,000 square foot facility in Hudson, Ohio, is leased from a third party. In addition, the Company leases administrative offices for various regional operations.

In fiscal year 2000, the Company sold its former corporate headquarters, a 77,000 square foot building and a portion of the eighty eight acres of land on which the building resides and the Company's former Northeast regional operating office building and manufacturing and processing plant located in a 33,000 square foot building.

ITEM 3. LEGAL PROCEEDINGS

The Company was named as a nominal defendant, along with certain current and former directors of the Company, in two shareholder derivative actions. The two cases were consolidated as Dairy Mart Convenience Stores, Inc. Derivative Litigation in the Delaware Court of Chancery of New Castle County as consolidated C.A. No. 14713. The plaintiffs alleged, among other things, that in connection with the settlement of a dispute with respect to control of the Company between the Company's management and a shareholder, who was a former director and officer of the Company, the directors violated their fiduciary duty to the Company and its shareholders. On November 8, 1999, the parties to the litigation executed a Stipulation of Settlement ("Settlement Agreement") that provided, among other stipulations, for the following:

- The lawsuit was dismissed.

- The Company's insurance carrier was required to make a payment of $2.0 million on behalf of all the defendants to the Company, which the Company used to cover all of the attorneys' fees and expenses awarded to plaintiffs by the court.

- The Company must hold its 2000 annual meeting of its shareholders on or before May 31, 2000. The Company has selected May 25, 2000, to hold its annual meeting.

The settlement agreement was conditioned upon approval by the court, which was obtained on December 13, 1999 and was also conditioned upon the Company reclassifying its Class A and Class B Common Stock into a new, single class of Common Stock. On February 8, 2000, the Company's shareholders approved the reclassification. Under the terms of the reclassification, which was effective at the open of business on February 9, 2000, each share of the former Class A Common Stock was converted into one share of the new Common Stock and each share of the former Class B Common Stock was converted into 1.1 shares of the new Common Stock.

In the course of defending certain directors and officers of the Company in the Dairy Mart Convenience Stores, Inc. Derivative Litigation, the Company incurred approximately $3.9 million in legal fees. The Company expects to recover $3.0 million under the Company's director's and officer's excess liability insurance policy and as such, this amount is included in accounts receivable in the Company's Consolidated Balance Sheet as of January 29, 2000. The insurance carrier is currently disputing the claim; the Company, however, believes that it will ultimately prevail in litigation.

The Company is a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (U.S. Dist. Ct., CT). This action was commenced on April 17, 1997, by New England Dairies, Inc. ("NED") alleging that Dairy Mart committed an anticipatory breach of a supply agreement entered into between NED and Dairy Mart on April 25, 1995 ("the Agreement"), when Dairy Mart entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's complaint alleges lost profits in the amount of $3.7 million. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. Trial is currently expected to take place in June or July of calendar year 2000. The Company has recognized no provision for any possible loss in the accompanying financial statements.

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

None.

                                    PART II

ITEM 5. MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has not paid cash dividends during the last three fiscal years, and pursuant to loan covenants contained in the Company's senior revolving credit facility, as amended, is currently restricted from paying dividends and from repurchasing its capital stock. As of February 9, 2000, the Company's former Class A and Class B Common Stock were reclassified into a new, single class of Common Stock. Under terms of the reclassification, each share of the Company's former Class A Common Stock was converted into one share of the new Common Stock and each share of the former Class B Common Stock was converted into 1.1 shares of the new Common Stock. The Company's Common Stock trades on the American Stock Exchange under the symbol DMC. The following table sets forth the high and low sales prices per share of the former Class A and Class B Common Stock, as quoted on the American Stock Exchange for the last two fiscal years.

                                                     CLASS A        CLASS B
                                                   COMMON STOCK   COMMON STOCK
                                                   -------------  -------------
                                                   HIGH    LOW     HIGH    LOW
                                                   ----   ------  -----   -----
FISCAL YEAR ENDED JANUARY 29, 2000:
First Quarter...................................   4      2 3/4    3 3/4  2 3/4
Second Quarter..................................   4      3 1/2    4      3 3/8
Third Quarter...................................   5 3/8  3 3/8    5 1/2  3 3/8
Fourth Quarter..................................   4 3/8  3        4 3/8  3 1/4

FISCAL YEAR ENDED JANUARY 30, 1999:
First Quarter...................................   4 5/8  3 9/16   4 3/4  3 7/8
Second Quarter..................................   4 1/2  3 9/16   4 3/8  3 5/8
Third Quarter...................................   4      2 7/8    4 3/8  3
Fourth Quarter..................................   4 3/8  3 1/4    4 1/4  2 3/4

There were approximately 2,400 holders of the Company's Common Stock as of April 21, 2000. Included in this number are shares held in nominee or street names.

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE YEARS ENDED JANUARY 29, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                              2000        1999        1998        1997        1996
                            --------    --------    --------    --------    --------
OPERATING RESULTS:
  Revenues................  $581,119    $477,047    $501,359    $585,746    $571,311
  Interest expense........    11,583      10,806      10,612      10,877       9,661
  Income (loss) before
     income taxes.........    (3,660)        175      (1,999)     (2,529)     (9,492)
  Net income (loss).......    (2,496)         25      (1,468)     (1,836)     (6,162)
EARNINGS (LOSS) PER SHARE:
     Net earnings (loss)
       per share-basic and
       diluted............      (.51)        .01        (.31)       (.41)      (1.15)
BALANCE SHEET DATA:
  Net property and
     equipment............  $110,946    $ 98,829    $ 82,589    $ 89,448    $ 80,387
  Total assets............   209,799     181,331     167,647     177,805     167,188
  Long-term
     obligations(a).......   123,135     108,507      96,448     110,428     100,881
  Stockholders' equity....     6,869       9,257       8,988      10,214      11,459
OTHER DATA:
  Earnings before interest
     expense, income
     taxes, depreciation
     and amortization
     (EBITDA)(b)..........  $ 21,338    $ 21,079    $ 19,319    $ 20,092    $ 12,559

---------------

(a) Long-term obligations include the current portion of long-term obligations.

(b) EBITDA is significant to the Company's calculations of its financial covenants and is defined as earnings before interest expense, income taxes and depreciation and amortization. EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income (loss) or cash flow from operations.

                              FINANCIAL HIGHLIGHTS

             FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999
                              AND JANUARY 31, 1998
                (IN THOUSANDS, EXCEPT NUMBER OF LOCATIONS, GROSS
                     PROFIT PER GALLON AND PER SHARE DATA)

                                                     2000        1999        1998
                                                   --------    --------    --------
FINANCIAL DATA:
Revenues:
  Merchandise sales..............................  $359,906    $313,076    $306,062
  Gasoline sales.................................   219,923     159,815     191,956
  Other..........................................     1,290       4,156       3,341
                                                   --------    --------    --------
  Total revenues.................................  $581,119    $477,047    $501,359
                                                   --------    --------    --------
Net income (loss)................................  $ (2,496)   $     25    $ (1,468)
                                                   --------    --------    --------
STORE DATA:
Company operated:
  Gross profit...................................  $111,144    $103,229    $ 99,594
  Average sales per store(1).....................  $    740    $    651    $    590
  Average gross profit per store(1)..............  $    235    $    219    $    200
  Number of stores at year end...................       475         477         469
Franchise operated:
  Franchise fee..................................  $  9,678    $ 10,255    $ 12,481
  Average sales per store(1).....................  $    642    $    612    $    572
  Average franchise fees per store(1)............  $     71    $     68    $     61
  Number of stores at year end...................       128         141         158
Total stores:
  Gross profit...................................  $120,822    $113,484    $112,075
  Average sales per store(1).....................  $    718    $    641    $    584
  Average combined gross profit and franchise
     fees per store (1)..........................  $    198    $    182    $    160
  Number of stores at year end...................       603         618         627
GASOLINE DATA:
  Gallons sold...................................   202,648     169,916     171,269
  Gross profit...................................  $ 23,141    $ 20,085    $ 21,418
  Average gallons sold per location..............       753         590         535
  Gross profit per gallon........................  $  .1142    $  .1182    $  .1251
  Number of gasoline locations at year end.......       283         282         293
OTHER DATA:
  Weighted-average number of shares in basic EPS
     (2).........................................     4,869       4,823       4,749
  Book value per share (3).......................  $   1.02    $   1.38    $   1.32

---------------

(1) The calculation of sales per store, gross profit per store, franchise fees per store and gasoline gallons per store is based on a weighted-average number of stores open during fiscal years 2000, 1999 and 1998, respectively.

(2) The weighted-average number of shares for all periods shown reflects the impact of the 10% conversion premium on the Company's former Class B Common Stock associated with the Company's reclassification of its former Class A and Class B Common Stock into a new, single class of Common Stock.

(3) The calculation utilizes total outstanding shares including the dilutive effect of stock options, stock grants and stock warrants as of January 29, 2000, January 30, 1999 and January 31,1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

                                                                            PRO FORMA
                                                        2000      1999        1998
                                                       ------    ------    -----------
                                                                           (UNAUDITED)
Revenues.............................................  $581.1    $477.0      $459.3
Cost of goods sold and expenses:
  Cost of goods sold.................................   435.9     339.3       333.0
  Operating and administrative expenses..............   137.3     126.7       121.9
  Interest expense...................................    11.6      10.8        10.3
                                                       ------    ------      ------
                                                        584.8     476.8       465.2
Income (loss) before income taxes....................    (3.7)      0.2        (5.9)
Benefit (provision) from income taxes................     1.2      (0.2)        1.6
                                                       ------    ------      ------
     Net income (loss)...............................  $ (2.5)   $  0.0      $ (4.3)
     Income (loss) per share.........................  $(0.51)   $ 0.01      $(0.93)

FISCAL YEAR 2000 RESULTS COMPARED TO FISCAL YEAR 1999 RESULTS:

REVENUES

Revenues for fiscal year 2000 increased $104.1 million compared to fiscal year 1999. A summary of revenues by functional area is shown below:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience stores..........................................  $359.9    $313.0
Gasoline....................................................   219.9     159.8
Other.......................................................     1.3       4.2
                                                              ------    ------
          Total.............................................  $581.1    $477.0
                                                              ======    ======

Convenience store revenues increased $46.9 million, or 15.0%, in fiscal year 2000 compared to fiscal year 1999. This increase is the result of a 11.5% increase in comparable Company operated store sales and the opening of 18 new stores during fiscal year 2000, partially offset by the closure or sale of 33 under-performing stores. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations.

Gasoline revenues increased $60.1 million in fiscal year 2000 compared to fiscal year 1999 as a result of an increase in total gallons sold of 32.7 million, or 19.3%, and an increase in the average selling price of gasoline of 14.5 cents per gallon. Gallons of gasoline sold for comparable stores were up 4.9% from fiscal year 1999 to fiscal year 2000. All 18 new stores opened in fiscal year 2000 sell gasoline.

GROSS PROFIT

Gross profit increased $7.5 million from fiscal year 1999 to fiscal year 2000. A summary of gross profit by functional area is shown below:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience Stores..........................................  $120.8    $113.4
Gasoline....................................................    23.1      20.1
Other.......................................................     1.3       4.2
                                                              ------    ------
          Total.............................................  $145.2    $137.7
                                                              ======    ======

Convenience store gross profit increased by $7.4 million in fiscal year 2000 compared to fiscal year 1999. The increase in store gross profit was a result of the increase in convenience store sales, as described above, partially offset by a decrease in overall convenience store gross profit margin. Convenience store gross profit margin decreased from 36.2% to 33.6% in fiscal year 2000 compared to fiscal year 1999. The decrease in margin was primarily the result of lower cigarette margins due to increases in the wholesale cost of cigarettes. Additionally, higher retail cigarette prices have increased carton sales, which are less profitable than sales of individual packs.

Gasoline gross profit increased $3.0 million in fiscal year 2000 compared to fiscal year 1999. This increase was primarily attributable to the increase in gasoline gallons sold, as described above, partially offset by lower gross profit margin. Gross profit margin was 11.4 cents per gallon in fiscal year 2000 compared to 11.8 cents per gallon in fiscal year 1999. Gasoline gross profit margins were negatively impacted by increases in crude oil prices and wholesale gasoline costs in the fourth quarter of fiscal year 2000, and were substantially lower than the gross profit margins experienced in the previous three quarters and fiscal year when wholesale prices were considerably lower.

Other revenues and gross profit decreased $2.9 million in fiscal year 2000 compared to fiscal year 1999. In fiscal year 1999, the company recognized a one-time $3.0 million pre-tax fee earned through the termination of a long-term ATM (automated teller machine) agreement. The Company's former partner in the agreement agreed to the termination fee in lieu of its on-going payment obligations under the agreement, which were approximately $130,000 per month.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $10.6 million in fiscal year 2000 compared to fiscal year 1999. A summary of operating and administrative expenses is shown below:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Operating expenses..........................................  $112.3    $ 99.8
General & administrative expenses...........................    25.0      26.9
                                                              ------    ------
          Total.............................................  $137.3    $126.7
                                                              ======    ======

The increase in operating expenses was primarily the result of an increase in store wages, employee benefits, payroll taxes, advertising expense, depreciation and store occupancy costs. Store labor costs have increased as a result of wage rate increases required to attract store associates in a low unemployment environment and highly competitive labor market. Advertising expenses were increased to promote the Company's food service offerings as described above. Depreciation and store occupancy costs increased as a result of the Company's new store expansion program and additional capital expenditures to implement food service programs and upgrade gasoline facilities.

The decrease in general and administrative expenses was primarily the result of lower salary and wage costs and a net gain on the disposition of properties in fiscal year 2000 compared to a net loss in fiscal year 1999 partially offset by
(i) $0.9 million of non-recurring expenses in fiscal year 2000 incurred in a derivative litigation settlement and the reclassification of the Company's former two classes of Common Stock into a new, single class of stock (see Item
3. Legal Proceedings) and (ii) $0.5 million of expenses in fiscal year 2000 related to costs incurred relative to the Company's ongoing pursuit of a long-term gasoline supply and branding relationship for its Ohio and Michigan markets.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense was $11.6 million in fiscal year 2000 and $10.8 million in fiscal year 1999. The increase is due to higher borrowings under the revolving line of credit and capital leases.

Inflation did not have a material effect on the Company's revenues, gross profits, operating expenses and administrative expenses other than increases in the cost of cigarettes, gasoline and labor in fiscal year 2000, as identified above.

The effective tax rate for the Company was a benefit of 31.8% for fiscal year 2000 and a provision of 85.7% for fiscal year 1999.

RECENT TRENDS

In fiscal year 2000, particularly in the fourth quarter, the Company experienced lower gasoline gross profit margins, resulting from escalating wholesale gasoline costs, lower merchandise gross profits margins, resulting primarily from the higher wholesale costs of cigarettes, and increased store labor costs, resulting from the low unemployment rate and increased wage rates. These trends had a significant negative effect on the Company's operating results during the fourth quarter of fiscal year 2000 and are expected to have a negative effect on the Company's operating results in the first quarter of fiscal year 2001. Notwithstanding the current conditions, the Company expects that over the long term gasoline gross profit margins will increase when wholesale gasoline prices decline and that the Company's increased market share in gasoline should result in higher earnings. Additionally, to counter the negative effect of these trends on the Company's operating results for fiscal year 2001, the Company intends to
(1) continue to review in-store merchandise product prices, looking for opportunities to increase gross profit margins while remaining competitive; (2) continue to place a greater emphasis on a variety of higher-margin food service products, particularly Millstone Coffee and Coca-Cola fountain programs; (3) execute the sale or closing of under-performing assets and execute a corresponding reduction in overhead expenses and debt; and (4) implement a gasoline strategy to lower product costs and increase volume.

FISCAL YEAR 1999 RESULTS COMPARED TO PRO FORMA FISCAL YEAR 1998 RESULTS:

During fiscal year 1998, the Company sold 156 convenience store and retail gasoline locations in the northeastern United States for $39.1 million. The Company also sold a former office and manufactur-ing facility for $4.1 million. These transactions resulted in a pre-tax gain of $3.6 million, which has been excluded from the pro forma results shown below. The following discussion and analysis of Results of Operations for fiscal year 1999 compared to fiscal year 1998 is based on an unaudited Pro Forma Consolidated Statement of Operations for fiscal year 1998. The unaudited Pro Forma Consolidated Statement of Operations as presented below reflects the exclusion of the historical revenues, cost of goods sold, operating expenses and direct and indirect administrative expenses associated with the assets sold. Additionally, the unaudited Pro Forma Consolidated Statement of Operations for fiscal year 1998 reflects the elimination of historical interest expense related to debt retired based on the assumption that proceeds from the asset sales had been received as of the beginning of fiscal year 1998, and also reflects the elimination of the estimated income taxes associated with the excluded results of operations for the assets sold.

REVENUES

Revenues for fiscal year 1999 increased $17.7 million compared to fiscal year 1998. A summary of revenues by functional area is shown below:

                                                                         PRO
                                                                        FORMA
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience stores..........................................  $313.0    $285.7
Gasoline....................................................   159.8     170.5
Other.......................................................     4.2       3.1
                                                              ------    ------
          Total.............................................  $477.0    $459.3
                                                              ======    ======

Convenience store revenues increased $27.3 million, or 9.6%, in fiscal year 1999 compared to fiscal year 1998 as a result of a 9.2% increase in comparable Company operated store sales and the opening of 25 new stores during fiscal year 1999, partially offset by the closure and/or sale of 34 under-performing stores. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations, because the majority of stores closed and/or sold had been operating at a loss.

Gasoline revenues decreased $10.7 million in fiscal year 1999 compared to fiscal year 1998 as a result of a decrease in the average selling price of gasoline of
16.0 cents per gallon primarily due to a general market decline in retail gasoline prices during fiscal year 1999.

GROSS PROFIT

Gross profit increased $11.4 million from fiscal year 1998 to fiscal year 1999. A summary of gross profit by functional area is shown below:

                                                                         PRO
                                                                        FORMA
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience stores..........................................  $113.4    $103.7
Gasoline....................................................    20.1      19.5
Other.......................................................     4.2       3.1
                                                              ------    ------
          Total.............................................  $137.7    $126.3
                                                              ======    ======

Convenience store gross profit increased by $9.7 million in fiscal year 1999 compared to fiscal year 1998. The increase was a result of the increase in convenience store sales, as described above. Convenience store gross profit margin remained constant in fiscal year 1999 compared to fiscal year 1998.

Gasoline gross profit increased $0.6 million in fiscal year 1999 compared to fiscal year 1998. This increase is primarily attributable to the increase in gallons sold in fiscal year 1999 compared to fiscal year 1998, offset partially by a decrease in gross profit margin of 0.7 cents per gallon.

Other revenues and gross profit increased $1.1 million in fiscal year 1999 compared to fiscal year 1998. In fiscal year 1999, the Company recognized a $3.0 million one-time pre-tax fee earned through the termination of a long-term ATM (automatic teller machine) agreement. This fee was partially offset by a decrease in interest income. In fiscal year 1998, proceeds received from the sale of certain assets were invested resulting in higher interest income.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $4.8 million in fiscal year 1999 compared to fiscal year 1998. A summary of operating and administrative expenses is shown below:

                                                                         PRO
                                                                        FORMA
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Operating expenses..........................................  $ 99.8    $ 94.7
General & administrative expenses...........................    26.9      27.2
                                                              ------    ------
          Total.............................................  $126.7    $121.9
                                                              ======    ======

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

The Company continues to pursue expansion initiatives in its retail operations, although at a slower rate than in fiscal years 2000 and 1999 (see "Capital Expenditures"). The capital expenditures of the Company are generally funded by the excess operating cash flow available after debt service, the proceeds from the sale of property, equipment and assets held for sale and other forms of long-term asset financing or leasing including sale/leaseback transactions. Additionally, the Company has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. The Company can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 2003. As of January 29, 2000, the Company had $14.3 million in outstanding revolving credit loans and had $5.4 million in outstanding letters of credit under the facility.

At the end of fiscal year 2000, the Company had $35.5 million available under forward commitments that provide real estate sale/leaseback or mortgage financing on a long-term basis to fund the real estate acquisitions associated with its new store development program. The Company accounts for these real estate sale/leaseback transactions as either operating leases or mortgages.

Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and other forms of asset financing or leasing, supplemented by the availability under the revolving credit facility, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives.

CASH PROVIDED BY OPERATING ACTIVITIES

During fiscal year 2000, net cash provided by operating activities was $6.3 million compared to $10.9 million for fiscal year 1999. The decrease in net cash provided by operating activities for fiscal year 2000 was primarily the result of a decrease in operating profits, an increase in accounts receivable and increased store inventory, partially offset by increased accounts payable. The increase in store inventory is the result of increased store sales and higher wholesale cigarette and gasoline costs as described above. Accounts receivable increased primarily as a result of higher vendor allowances associated with increased store sales. The increase in accounts payable is due to increased inventory and increased gasoline excise taxes payable as a result of higher gasoline gallons sold.

CASH USED FOR INVESTING ACTIVITIES

Net cash used for investing activities was $16.5 million and $19.7 million for fiscal years 2000 and 1999, respectively. The decrease in cash used for investing activities during fiscal year 2000 compared to fiscal year 1999 was primarily the result of decreased purchases of property and equipment. The Company opened 18 new stores in fiscal year 2000 compared to 25 new stores in fiscal year 1999. (See "Capital Expenditures" section below and "New Stores" section of Item 1. Business for further discussion of the Company's capital spending plans.)

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash used for financing activities was $14.6 million and $8.4 million for fiscal years 2000 and 1999, respectively. In fiscal year 2000, the Company borrowed $10.4 million, net of repayments, under capital leases and real estate mortgages, which were used to support the Company's new store expansion program. In fiscal year 2000, the Company's net borrowings under its revolving credit facility were $4.1 million compared to $10.2 million in fiscal year 1999.

CAPITAL EXPENDITURES

The Company anticipates spending approximately $15.3 million, net of sale/leaseback transactions, for capital expenditures in fiscal year 2001 by purchasing store and gasoline equipment for up to fifteen new stores, remodeling a certain number of existing store and gasoline locations and implementing and/or upgrading office and store technology.

ENVIRONMENTAL RESPONSIBILITY

The Company's financial statements are in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which provides guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to the release of regulated substances from existing and previously operated retail gasoline facilities. For a related discussion on environmental liabilities, see the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK

The Company does not have any instruments that it believes would be materially affected by any future interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its Subsidiaries and notes thereto, appear on pages 27 through 58 of this Form 10-K. The required Supplementary Data appears on page 60 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Information required by Items 10, 11, 12 and 13 (Directors and Executive Officers of The Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions) is incorporated herein by reference from the sections entitled "INFORMATION CONCERNING NOMINEES AND CERTAIN EXECUTIVE OFFICERS," "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "OUTSTANDING STOCK AND VOTING RIGHTS," "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" and "CERTAIN TRANSACTIONS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)        The following are filed as part of this Form 10-K:
(1)        Financial Statements:
           For a listing of financial statements, which are filed as part of this Form 10-K, see Page 25.
(2)        Financial Statement Schedules:
           Report of Independent Public Accountants
           Schedule II -- Valuation Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(3)        Exhibits:
           Exhibit Number:
(3)        Articles of Incorporation and Bylaws.
(3.1) The Company's Restated Certificate of Incorporation, as amended, is filed herewith.
(3.2)      The Company's Amended and Restated Bylaws were filed as
           Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended November 2, 1996 and is incorporated herein by reference.
(4) Instruments defining the rights of security holders, including indentures.
(4.1) The instruments defining the rights of the holders of the Company's Common Stock include the Company's Restated
           Certificate of Incorporation, Certificate of Designation,
           Amended and Restated Bylaws and Rights Agreement, filed as
           Exhibits 3.1, 3.2, and 10.24 hereto, and those instruments filed as Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-639) dated November 5,
           1985, which are incorporated herein by reference.

(4.2)      Amended and Restated Indenture, dated as of December 1,
           1995, by and among the Company, Certain Subsidiaries of the Company, as Guarantors, and First Bank National Association, as Trustee, was filed as Exhibit 4.1 of the Company's Form
           10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.
(4.3) The instruments defining the rights of the holders of the Company's Warrants include the Form of Stock Purchase
           Warrants filed as Exhibits 10.13 and 10.14 thereto was filed as Exhibit 4.3 of the Company's Form 10-K for the fiscal year ended February 3, 1996 and is incorporated herein by reference.
(10)       Material Contracts.
(10.1)     Credit Agreement dated as of December 28, 1999, among the
           Company, the Banks from time to time parties hereto and Citizens Bank of Connecticut, as agent, and related schedules and First Amendment thereto dated January 28, 2000 is filed herewith.
(10.2)     Asset Purchase Agreement dated March 6, 1997, among Dairy
           Mart Convenience Stores, Inc. and DB Companies, Inc. was filed as Exhibit 2.1 of the Company's Form 8-K for the June
           21, 1997 event and is incorporated herein by reference.
(10.3)     Closing agreement dated June 19, 1997, between Dairy Mart
           Convenience Stores, Inc. and DB Companies, Inc. was filed as
           Exhibit 2.2 of the Company's Form 8-K for the June 21, 1997 event and is incorporated herein by reference.
(10.4)     1990 Stock Option Plan was filed as Exhibit 10.6 to the
           Company's Form 10-K for the fiscal year ended January 30, 1999 and is incorporated herein by reference.
(10.5)     Amended and Restated 1995 Stock Option and Incentive Award
           Plan was filed as Exhibit A to the Company's 1998 Annual
           Proxy Statement filed on Schedule 14A on May 29, 1998 and is incorporated herein by reference.
(10.6)     1995 Stock Option Plan for Outside Directors was filed as
           Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended January 28, 1995 and is incorporated herein by reference.
(10.7)     Employment agreement between the Company and Robert B.
           Stein, Jr. is filed herewith.
(10.8)     Employment agreement between the Company and Gregory G.
           Landry is filed herewith.
(10.9)     Settlement Agreement dated January 27, 1995 between the
           Company and Frank Colaccino was filed as Exhibit 10.10 of the Company's January 28, 1995 Form 10-K and is incorporated herein by reference.
(10.10) Note Purchase Agreement dated as of December 1, 1995, between the Company and the Purchasers listed in the Schedule of Purchasers therein, relating to 10 1/4% Senior
           Subordinated Notes (Series B) due March 15, 2004, was filed as Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.

(10.11)    Form of Stock Purchase Warrant to Subscribe for and Purchase
           Shares of Common Stock of the Company (Initially Exercisable for an Aggregate of 1,215,000 Shares of Common Stock) was filed as Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.
(10.12)    Form of Stock Purchase Warrant to Subscribe for and Purchase
           Shares of Common Stock of the Company (Initially Exercisable for an Aggregate of 500,000 Shares of Common Stock) was filed as Exhibit 10.3 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.
(10.13) Registration Rights Agreement, dated December 1, 1995, by and among the Company and the Holders of (i) 10 1/4% Senior
           Subordinated Notes (Series B) of the Company, due March 15,
           2004, and (ii) Warrants to Purchase 1,715,000 shares of
           Common Stock, par value $.01 per share, of the Company was filed as Exhibit 10.4 of the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.
(10.14)    Agreement dated as of October 30, 1995 among the Company,
           Charles Nirenberg, FCN Properties Corporation and The
           Nirenberg Family Charitable Foundation, Inc. was filed as
           Exhibit 10.1 of the Company's Form 8-K/A Amendment No.1 for the October 30, 1995 event and is incorporated herein by reference.
(10.15) Modification Agreement, dated as of December 1, 1995, by and among the Company, Charles Nirenberg, FCN Properties
           Corporation, The Nirenberg Foundation, Inc., formerly known as the Nirenberg Family Charitable Foundation, Inc., Robert
           B. Stein, Jr., and Gregory G. Landry was filed as Exhibit
           10.6 of the Company's Form 10-Q for the fiscal quarter ended
           October 28, 1995 and is incorporated herein by reference.
(10.16)    Amended and Restated Letter Agreement, dated December 1,
           1995, to Mitchell J. Kupperman from the Company, Robert B.
           Stein, Jr., and Gregory G. Landry was filed as Exhibit 10.7 of the Company's Form 10-Q for the fiscal quarter ended
           October 28, 1995 and is incorporated herein by reference.
(10.17)    DM Associates Limited Partnership Agreement, dated March 12,
           1992, was filed as Exhibit E of the Company's Schedule 13D dated March 12, 1992, filed by DM Associates Limited
           Partnership, DM Management Associates and Frank Colaccino and is incorporated herein by reference.
(10.18)    First Amendment to Partnership Agreement of DM Associates
           Limited Partnership, dated as of September 8, 1994.
           Incorporated herein by reference to Exhibit F of the
           Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited Partnership, New DM Management
           Associates I, New DM Management Associates II, Charles
           Nirenberg, Robert B. Stein, Jr., Gregory G. Landry, Mitchell
           J. Kupperman and Frank Colaccino.
(10.19) Partnership Agreement of New DM Management Associates I, dated as of September 8, 1994. Incorporated herein by reference to Exhibit G of the Schedule 13D, Amendment No. 4, dated January 27, 1995, filed by DM Associates Limited
           Partnership, New DM Management Associates I, New DM
           Management Associates II, Charles Nirenberg, Robert B.
           Stein, Jr., Gregory G. Landry, Mitchell J. Kupperman and
           Frank Colaccino.

(10.20)    First Amendment to Partnership Agreement of New DM
           Management Associates I, dated as of December 1, 1995,
           between Robert B. Stein, Jr., Gregory G. Landry and Mitchell
           J. Kupperman was filed as Exhibit 10.10 of the Company's
           Form 10-Q for the fiscal quarter ended October 28, 1995 and is incorporated herein by reference.
(10.21)    Rights Agreement dated as of January 19, 1996 between the
           Company and the First National Bank of Boston, as Rights
           Agent, including form of Rights Certificate, was filed as
           Exhibit 1 of the Company's Form 8-K for the January 19, 1996
           event and is incorporated herein by reference.
(10.22)    Third Amendment to Partnership Agreement of new DM
           Management Associate I, dated as of December 12, 1997, was filed as Exhibit 1 of the Company's Form 8-K for the
           December 12, 1997 event and is incorporated herein by
           reference.
(10.23)    Dairy Mart Convenience Stores, Inc. Supplemental Executive
           Retirement Plan was filed as Exhibit 10.26 to the Company's
           Form 10-K for the fiscal year ended January 30, 1999 and is incorporated herein by reference.
(10.24)    Directors Deferred Compensation Plan was filed as Exhibit
           10.27 to the Company's Form 10-K for the fiscal year ended
           January 30, 1999 and is incorporated herein by reference.
(10.25)    Employment agreement between the Company and J. Wayne Colley dated January 18, 2000, is filed herewith.
(10.26)    Nonqualified Deferred Compensation Plan is filed herewith.
(18.1)     Preferability letter of Arthur Andersen LLP regarding change in accounting policy relating to the change in inventory
           valuation methods filed as Exhibit 18.1 to the Company's
           Form 10-K for the fiscal year ended January 30, 1999 and is incorporated herein by reference
(21)       Subsidiaries of the Company was filed as Exhibit 21 of the
           Company's Form 10-K for the fiscal year ended February 3,
           1996 and is incorporated herein by reference
(23)       Consent of Arthur Andersen LLP to the incorporation of their reports included in this Form 10-K, for the fiscal year
           ended January 29, 2000, into the Company's previously filed
           Registration Statements on Forms S-8.
(27)       Financial Data Schedule
(99)       Additional Exhibits
(99.1)     NONE
(b)        Reports on Form 8-K
NONE
No Financial Statements were filed with any of the Current Report.
(c)        See (3) above
(d)        See (2) above

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Dated: 4/21/00

                                          DAIRY MART CONVENIENCE STORES, INC.
                                         By /s/ ROBERT B. STEIN, JR.
                                          --------------------------------------
                                          Robert B. Stein, Jr.
                                          President, Chief Executive Officer
                                          and Chairman of the Board of
                                          Directors
                                         By /s/ GREGORY G. LANDRY
                                          --------------------------------------
                                          Gregory G. Landry
                                          Vice Chairman and Chief Financial
                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: 4/21/00                                        /s/ ROBERT B. STEIN, JR.
                                                      ---------------------------------------
                                                      Robert B. Stein, Jr.
                                                      President, Chief Executive Officer,
                                                      Chairman of the Board (Principal
                                                      Executive Officer) and Director

Dated: 4/21/00                                        /s/ GREGORY G. LANDRY
                                                      ---------------------------------------
                                                      Gregory G. Landry
                                                      Vice Chairman, Chief Financial Officer,
                                                      (Principal Financial and Accounting
                                                      Officer) and Director

Dated: 4/21/00                                        /s/ ALBERT T. ADAMS
                                                      ---------------------------------------
                                                      Albert T. Adams
                                                      Director

Dated: 4/21/00                                        /s/ FRANK W. BARRETT
                                                      ---------------------------------------
                                                      Frank W. Barrett
                                                      Director

Dated: 4/21/00                                        /s/ J. KERMIT BIRCHFIELD, JR.
                                                      ---------------------------------------
                                                      J. Kermit Birchfield, Jr.
                                                      Director

Dated: 4/21/00                                        /s/ JOHN W. EVERETS
                                                      ---------------------------------------
                                                      John W. Everets
                                                      Director

Dated: 4/21/00                                        /s/ WILLIAM A. FOLEY
                                                      ---------------------------------------
                                                      William A. Foley
                                                      Director

Dated: 4/21/00                                        /s/ THOMAS W. JANES
                                                      ---------------------------------------
                                                      Thomas W. Janes
                                                      Director

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                FORM 10-K
                                                                  PAGE
                                                                ---------

Report of Independent Public Accountants on Consolidated
  Financial Statements......................................      26
Consolidated Statements of Operations for the Fiscal Years
  Ended January 29, 2000, January 30, 1999, and January 31,
  1998......................................................      27
Consolidated Balance Sheets as of January 29, 2000 and
  January 30, 1999..........................................      28
Consolidated Statements of Stockholders' Equity for the
  Fiscal Years Ended January 29, 2000, January 30, 1999 and
  January 31, 1998..........................................      29
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended January 29, 2000, January 30, 1999 and January 31,
  1998......................................................      30
Notes to Consolidated Financial Statements for the Fiscal
  Years Ended January 29, 2000, January 30, 1999 and January
  31, 1998..................................................     31-58
Report of Independent Public Accountants on Schedule II.....      59
Schedule II.................................................      60

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores,
Inc.:

We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and Subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dairy Mart Convenience Stores, Inc. and Subsidiaries as of January 29, 2000, and January 30, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
April 21, 2000.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE FISCAL YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31,
                                      1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     2000        1999        1998
                                                   --------    --------    --------
Revenues (including excise taxes of $34,865,
  $31,265 and $29,641)...........................  $581,119    $477,047    $501,359
Cost of goods sold and expenses:
  Cost of goods sold.............................   435,867     339,308     364,525
  Operating and administrative expenses..........   137,329     126,758     128,221
  Interest expense...............................    11,583      10,806      10,612
                                                   --------    --------    --------
                                                    584,779     476,872     503,358
                                                   --------    --------    --------
  Income (loss) before income taxes..............    (3,660)        175      (1,999)
  Benefit (provision) from income taxes..........     1,164        (150)        531
                                                   --------    --------    --------
  Net income (loss)..............................  $ (2,496)   $     25    $ (1,468)
                                                   ========    ========    ========
Earnings (loss) per share........................  $   (.51)   $    .01    $  (0.31)

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 29, 2000 AND JANUARY 30, 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash......................................................  $  7,702    $  3,367
  Short-term investments....................................       155       2,724
  Accounts and notes receivable, net........................    20,499      15,541
  Inventory.................................................    34,804      24,293
  Prepaid expenses and other current assets.................     1,704       2,324
  Deferred income taxes.....................................     2,393       1,520
                                                              --------    --------
       Total current assets.................................    67,257      49,769
Assets held for sale........................................     2,392       6,327
Property and equipment, net.................................   110,946      98,829
Intangible assets, net......................................    14,582      15,452
Other assets, net...........................................    14,622      10,954
                                                              --------    --------
       Total assets.........................................  $209,799    $181,331
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............  $  3,091    $  4,056
  Accounts payable..........................................    50,916      35,685
  Accrued expenses..........................................    11,651      15,378
  Accrued interest..........................................     3,490       3,713
                                                              --------    --------
          Total current liabilities.........................    69,148      58,832
                                                              --------    --------
Long-term obligations, less current portion above...........   120,044     104,451
Other liabilities...........................................    13,738       8,791
Commitments and contingencies (Notes 6, 7, 13)
Stockholders' equity:
  Preferred stock (serial), par value $.01, 1,000 shares
     authorized, no shares issued...........................        --          --
  Common stock, par value $.01, 30,000 shares authorized,
     6,949 and 6,909 issued.................................        69          69
  Paid-in capital...........................................    32,107      31,999
  Retained deficit..........................................   (10,302)     (7,806)
  Treasury stock, at cost...................................   (15,005)    (15,005)
                                                              --------    --------
       Total stockholders' equity...........................     6,869       9,257
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $209,799    $181,331
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE FISCAL YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31,
                                      1998

                                 (IN THOUSANDS)

                                                    COMMON STOCK
                               -------------------------------------------------------                          NOTE
                               CLASS    CLASS                                RETAINED     TREASURY STOCK     RECEIVABLE
                                 A        B      COMMON            PAID-IN   EARNINGS    -----------------    FROM DM
                               SHARES   SHARES   SHARES   AMOUNT   CAPITAL   (DEFICIT)   SHARES    AMOUNT    ASSOCIATES
                               ------   ------   ------   ------   -------   ---------   ------   --------   ----------
Balance February 1, 1997 --
  as previously stated.......   3,544    2,925      --     $64     $30,561   $ (5,406)     698    $ (5,005)   $(10,000)
Conversion premium on former
  Class B shares (see Note
  9).........................      --      284      --       3         954       (957)      18          --          --
Reclassification of former
  Class A and Class B shares
  into single class common
  stock (see Note 9).........  (3,544)  (3,209)  6,753      --          --         --       --          --          --
                               ------   ------   -----     ---     -------   --------    -----    --------    --------
Balance February 1, 1997 --
  as restated................      --       --   6,753      67      31,515     (6,363)     716      (5,005)    (10,000)
  Issuance of common stock...      --       --      78       1         241         --       --          --          --
  Note receivable from DM....      --       --      --      --          --         --       --          --          --
    Associates...............      --       --      --      --          --         --       --          --      10,000
  Purchase of treasury
    stock....................      --       --      --      --          --         --    1,342     (10,000)         --
  Net loss...................      --       --      --      --          --     (1,468)      --          --          --
                               ------   ------   -----     ---     -------   --------    -----    --------    --------
Balance January 31, 1998.....      --       --   6,831      68      31,756     (7,831)   2,058     (15,005)         --
  Issuance of common stock...      --       --      78       1         243         --       --          --          --
  Net income.................      --       --      --      --          --         25       --          --          --
                               ------   ------   -----     ---     -------   --------    -----    --------    --------
Balance January 30, 1999.....      --       --   6,909      69      31,999     (7,806)   2,058     (15,005)         --
  ISSUANCE OF COMMON STOCK...      --       --      40      --         108         --       --          --          --
  NET LOSS...................      --       --      --      --          --     (2,496)      --          --          --
                               ------   ------   -----     ---     -------   --------    -----    --------    --------
BALANCE JANUARY 29, 2000.....      --       --   6,949     $69     $32,107   $(10,302)   2,058    $(15,005)         --
                               ======   ======   =====     ===     =======   ========    =====    ========    ========

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE FISCAL YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31,
                                      1998

                                 (IN THOUSANDS)

                                                      2000        1999        1998
                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................  $ (2,496)   $     25    $ (1,468)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
  Depreciation and amortization...................    13,576      10,252      10,842
  Change in deferred income taxes.................    (1,420)        127      (1,289)
  (Gain) loss on dispositions of properties,
     net..........................................      (577)        710      (1,856)
Net changes in assets and liabilities:
  Accounts and notes receivable...................    (5,512)      1,138      (4,562)
  Inventory.......................................   (10,511)     (3,205)        (22)
  Accounts payable................................    15,231       4,388         607
  Accrued interest................................      (223)        146         (68)
  Other assets and liabilities....................    (1,761)     (2,690)      5,692
                                                    --------    --------    --------
  Net cash provided by operating activities.......     6,307      10,891       7,876
                                                    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments..............        --          --      (2,096)
  Proceeds from sale of short-term investments....     2,569         905          --
  Purchase of property & equipment................   (41,878)    (52,398)    (31,604)
  Proceeds from sale of property, equipment and
     assets held for sale.........................    22,254      30,760      32,552
  Increase in long-term notes receivable..........      (442)     (1,176)       (653)
  Proceeds from collection of long-term notes
     receivable...................................     1,275       1,544         998
  (Increase) decrease in intangibles and other
     assets.......................................      (325)        642       1,317
                                                    --------    --------    --------
Net cash (used for) provided by investing
  activities......................................   (16,547)    (19,723)        514
                                                    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving loan, net...............     4,096      10,200     (10,280)
  Borrowings of long-term obligations.............    14,882          --          --
  Repayment of long-term obligations..............    (4,511)     (2,051)     (3,836)
  Issuance of common stock........................       108         244         242
                                                    --------    --------    --------
Net cash (used for) provided by financing
  activities......................................    14,575       8,393     (13,874)
                                                    --------    --------    --------
Increase (decrease) in cash.......................     4,335        (439)     (5,484)
Cash at beginning of year.........................     3,367       3,806       9,290
                                                    --------    --------    --------
Cash at end of year...............................  $  7,702    $  3,367    $  3,806
                                                    ========    ========    ========
SUPPLEMENTAL DISCLOSURES:
  Cash (paid) refunded during the year --
       Interest...................................  $(11,806)   $(10,661)   $(10,544)
       Income taxes refunded......................       119         381       1,188
  Non-cash investing and financing activities --
       Note receivable from DM Associates.........        --          --      10,000
       Purchase of treasury stock.................        --          --     (10,000)

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

1.  SIGNIFICANT ACCOUNTING POLICIES:

Corporate Organization and Consolidation -- The accompanying financial statements include the accounts of Dairy Mart Convenience Stores, Inc. and its Subsidiaries (the Company). All intercompany transactions have been eliminated.

Nature of the Business -- The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline. The convenience stores are primarily located in 7 states in the Midwest and the Southeast United States. The stores offer a wide range of products including groceries, dairy products, snack foods, tobacco products, lottery tickets, beverages, general merchandise, health and beauty aids and deli products.

Fiscal Year -- The Company's fiscal year ends on the Saturday closest to January
31. There were 52 weeks included in the fiscal years ended January 29, 2000, January 30, 1999 and January 31,1998.

Use of Estimates in the Preparation of Financial Statements -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Short-term Investments -- As of January 29, 2000, the Company's short-term investments consisted of over-night investment securities. As of January 30, 1999, the Company's short-term investments consisted of U.S. Treasury Bills having original maturities of less than one year. The Company accounted for these investments as being available for sale. As of January 29, 2000, and January 30, 1999, the fair values of the short-term investments approximated cost.

Inventory -- The Company's inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

Assets Held For Sale -- Assets held for sale represent operating and non-operating assets, which the Company intends to sell in the near term, and are carried at the lower of cost or estimated net realizable value. The amounts the Company may ultimately realize could differ materially from the amounts assumed in arriving at the carrying value. Assets held for sale at the end of fiscal year 1999 included $5.1 million for the Company's former headquarters, office building and manufacturing and processing plant in Enfield, Connecticut. The Company sold both facilities and a portion of the underlying land in fiscal year 2000 and recognized a net gain of $1.0 million.

Property, Equipment, and Depreciation -- Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:

Buildings..................................................    30-40 years
Equipment..................................................     5-30 years

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Leasehold improvements are amortized primarily over the lesser of 10 years or the term of the lease.

Long-lived Assets -- Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Measurement of the amount of the impairment may be based on market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset. Management has determined that there has been no material impairment to any long-lived assets as of January 29, 2000.

Self Insurance Reserves -- The Company is self-insured for certain property, liability, accident and health insurance risks, and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserves specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of January 29, 2000 and January 30, 1999, the Company had established reserves for these risks of $1,843,000 and $2,878,000, respectively, which are recorded on a present value basis using a risk-free rate of return to discount the liability. The ultimate amount of these liabilities could differ from these estimates. At January 29, 2000 and January 30, 1999, the risk-free rates of return were 6.65% and 4.80%, respectively.

Fair Value of Financial Instruments -- The Company has disclosed the fair value, related carrying value and method of determining fair value for the following financial instruments in the accompanying notes as referenced: short-term investments (see Note 1), accounts and notes receivable (see Note 2) and long-term obligations (see Note 6).

Revenue Recognition -- The Company recognizes revenues as earned, including franchise revenues and interest income. Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis in exchange for the Company providing merchandising, advertising, store audit, and other operating and administrative support services, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Franchise revenues were $9,678,000, $10,255,000 and $12,481,000 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

Store Preopening and Closing Costs -- Consistent with the requirements of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," expenditures of a non-capital nature associated with opening a new store are expensed as incurred. At the time the decision is made to close a store, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for the present value of future lease obligations, less the present value of estimated future sub-rental income.

Earnings (Loss) per Share -- Earnings (loss) per share have been calculated based on the weighted average number of shares of common stock outstanding and the effect of stock options, if dilutive, during each year. During fiscal year 1996, the Company acquired a $10,000,000 note receivable from DM Associates Limited Partnership (DM Associates) collateralized by 1,342,000 shares of the

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's Common Stock (Pledged Shares). In fiscal year 1998, DM Associates relinquished its right to the Pledged Shares in satisfaction of the note principal and therefore these shares are reflected as treasury stock for earnings (loss) per share purposes. On February 9, 2000 the Company's former Class A and former Class B Common Stock were reclassified into a new, single class of Common Stock (see Note 9). Under terms of the reclassification, each share of the Company's former Class A Common Stock was converted into one share of the new Common Stock and each share of the former Class B Common Stock was converted into 1.1 shares of the new Common Stock. The impact of the 10% conversion premium for the former Class B shares has been incorporated into EPS calculations for all periods shown. The weighted-average number of shares used in the calculation of basic earnings (loss) per share is 4,868,664, 4,823,154 and 4,749,022 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Dilutive earnings per share has not been presented as the Company's basic and dilutive earnings per share are equal for fiscal years 2000, 1999 and 1998.

New Authoritative Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB delayed the effective date of this Statement for one year to fiscal years beginning after June 15, 2000. The FASB cited the reason for this delay was to address concerns about a company's ability to modify its information systems and educate its managers in time to apply this Statement. The Company anticipates it will adopt this Statement on February 4, 2001 and is in the process of determining the effect that adoption will have on its financial statements.

Reclassifications -- Certain amounts in the prior periods' Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  ACCOUNTS AND NOTES RECEIVABLE:

A summary of accounts and notes receivable as of January 29, 2000 and January 30, 1999 is as follows:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Franchise accounts receivable...............................  $ 3,338    $ 4,293
Franchise notes receivable..................................    1,729      2,894
Marketing allowances........................................    8,374      4,665
Other receivables...........................................   15,679      8,810
                                                              -------    -------
                                                               29,120     20,662
Less allowance for doubtful accounts and notes receivable...   (2,063)    (2,074)
                                                              -------    -------
Net accounts and notes receivable...........................   27,057     18,588
Less noncurrent notes receivable (included in other
  assets)...................................................   (6,558)    (3,047)
                                                              -------    -------
Current accounts and notes receivable.......................  $20,499    $15,541
                                                              =======    =======

The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables. The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of January 29, 2000 and January 30, 1999, the fair values of the noncurrent notes receivable approximate their carrying values.

3.  PROPERTY AND EQUIPMENT:

A summary of property and equipment as of January 29, 2000 and January 30, 1999 is as follows:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land and improvements.......................................  $  5,543    $  5,779
Building and leasehold improvements.........................    42,189      32,156
Equipment...................................................   118,889     108,517
Assets under capital leases.................................     5,331       6,259
                                                              --------    --------
                                                               171,952     152,711
Less accumulated depreciation and amortization..............   (61,006)    (53,882)
                                                              --------    --------
Property and equipment, net.................................  $110,946    $ 98,829
                                                              ========    ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  INTANGIBLE ASSETS:

A summary of intangibles as of January 29, 2000 and January 30, 1999 is as follows:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Goodwill....................................................  $13,907    $14,003
Franchise and operating rights..............................   10,104     10,104
                                                              -------    -------
                                                               24,011     24,107
Less accumulated amortization...............................   (9,429)    (8,655)
                                                              -------    -------
Intangible assets, net......................................  $14,582    $15,452
                                                              =======    =======

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

Management has determined that there has been no material impairment to goodwill or franchise and operating rights as of January 29, 2000.

5.  ACCRUED EXPENSES:

A summary of accrued expenses as of January 29, 2000 and January 30, 1999 is as follows:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Accrued salaries and wages..................................  $ 4,274    $ 4,286
Accrued environmental assessment and remediation............    2,390      2,797
Other accrued expenses......................................    4,987      8,295
                                                              -------    -------
Total accrued expenses......................................  $11,651    $15,378
                                                              =======    =======

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  LONG-TERM OBLIGATIONS:

The Company had the following long-term obligations as of January 29, 2000 and January 30, 1999:

                                                                                            Jan. 30,
                                                                  JANUARY 29, 2000            1999
                              INTEREST        MATURITY     ------------------------------   --------
                                RATE        (FISCAL YR.)   CURRENT   LONG-TERM    TOTAL      TOTAL
                           --------------   ------------   -------   ---------   --------   --------
                                                                        (IN THOUSANDS)
Senior subordinated notes
  (Series A Notes).......          10.25%         2005     $   --    $ 75,000    $ 75,000   $ 75,000
Senior subordinated notes
  (Series B Notes) net of
  original issue discount
  of $1,002..............          10.25%         2005         --      12,498      12,498     12,337
Senior revolving credit
  facility...............         Various         2004         --      14,296      14,296     10,200
Real estate mortgage
  notes payable..........    9.97%-10.75%    2007-2021        118       5,123       5,241      2,993
Small Business
  Administration
  debentures.............    6.875%-8.33%    2002-2006         --       3,130       3,130      3,130
Equipment financing......     7.5%-11.81%    2001-2009      2,973       9,997      12,970      4,847
                                                           ------    --------    --------   --------
                                                           $3,091    $120,044    $123,135   $108,507
                                                           ======    ========    ========   ========

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

In conjunction with the issuance of the Series B Notes, the Company issued to the purchasers of the Series B Notes warrants to purchase 1,215,000 shares of Common Stock of the Company. In addition, the Company issued to the holders of the Series A Notes warrants to purchase 500,000 shares of Common Stock of the Company. The warrants may be exercised any time until December 1, 2001. The initial exercise price of the warrants was $6.95 per share, which was adjusted in December 1996, to $5.45 per share. Due to the anti-dilution provisions of the warrants and the Company's reclassification of former Class A and Class B Common Stock into a new, single class of Common Stock, the number of warrants increased to 1,823,389 and the exercise price of the warrants was adjusted to $5.13 per share. The exercise price may be adjusted further based upon the occurrence of various events, including stock dividends and issuance of Common Stock by the

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company for a per share price less than the exercise price of the warrants or less than the current market value of the Company's Common Stock.

The Series A and Series B Notes (collectively, the "Notes") are redeemable, at the option of the Company, beginning March 15, 1999 at rates starting at 104.75% of the principal amount reduced annually through March 15, 2002, at which time they become redeemable at 100% of the principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company and its subsidiaries, the incurrence of additional indebtedness and new operating lease obligations by the Company or any of its subsidiaries, and certain mergers, consolidations and dispositions of assets. Additionally, according to the terms of the Notes, if a change of control occurs, as defined, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof. The original issue discount amortization related to the Series B Notes of $160,980, $153,904 and $136,319 is included in interest expense for the fiscal years January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

The Company is party to a $30,000,000 senior revolving credit facility, of which up to $15,000,000 is available for the issuance of letters of credit. The outstanding balance is due and payable on April 30, 2003; however, the Company may extend such date for up to two additional one-year periods with the consent of the lenders. Interest on revolving credit loans is computed at an applicable margin over the agent bank's base rate or the LIBOR rate, at the option of the Company. The applicable margin, if any, is based upon the ratio of consolidated indebtedness to consolidated EBITDA, as defined below. The credit agreement, which has been amended effective January 28, 2000, to revise certain covenants, also provides for a commitment fee of 1/2 % on any unused portion of the revolving credit facility. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness (reduced by an amount equal to cash and store properties held for sale/leaseback as defined in the credit agreement) to earnings before interest expense, taxes, depreciation and amortization (EBITDA); EBITDA to interest expense; EBITDA plus rent, less taxes paid in cash to interest expense, rent expense and principal payments required to be made on indebtedness; and the maintenance of a minimum net worth. At January 29, 2000, the Company was in compliance with all covenants. In connection with the credit agreement, the Company granted a security interest in substantially all of its non-real estate assets and pledged as collateral the shares of capital stock of certain subsidiary corporations of the Company.

The Company is limited in the amount of cash dividends that it may pay and the amount of capital stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the senior revolving credit facility and Notes. As of January 29, 2000, taking into account such limitations, the Company would not have been able to pay cash dividends.

In fiscal year 2000, the Company entered into capital lease agreements of $9.8 million for equipment and $5.0 million in real estate mortgages which were used to support new store development. In fiscal year 1999, the Company entered into a capital lease agreement of $3.8 million for new store equipment.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

As of January 29, 2000 and January 30, 1999, respectively, the fair values of the real estate mortgage notes payable, Small Business Administration debentures, equipment financing and capital leases, approximated their respective carrying amounts. Fair values of obligations are based on rates available to the Company for debt with similar terms and maturities. As of January 29, 2000 and January 30, 1999, the fair value of the Series A and Series B Notes, net of original issue discount, approximated the carrying amount. The fair value of the Notes was based on quoted market prices as of January 29, 2000 and January 30, 1999, respectively. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of January 29, 2000.

As of January 29, 2000, maturities on long-term obligations for the next five years and thereafter, are as follows:

            FISCAL YEAR
            -----------                 (IN THOUSANDS)
2001................................       $  3,091
2002................................          5,691
2003................................          3,703
2004................................         17,651
2005................................         87,735
Thereafter..........................          5,264
                                           --------
                                           $123,135
                                           ========

7.  OPERATING LEASES:

The Company leases operating properties, including store locations and office space, under various lease agreements expiring through fiscal year 2020. Certain of these locations are sublet to the Company's franchisees. The future minimum lease payments related to these properties are included in the following summary.

A summary of future minimum lease payments net of subleases as of January 29, 2000 is as follows:

                                             NET
                                          OPERATING
            FISCAL YEAR                     LEASES
            -----------                 --------------
                                        (IN THOUSANDS)
2001................................       $ 15,165
2002................................         13,146
2003................................         11,403
2004................................         10,100
2005................................          9,141
Thereafter..........................         67,505
                                           --------
Total...............................       $126,460
                                           ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Rental expense for all operating leases was as follows:

                                                        2000       1999       1998
                                                       -------    -------    -------
                                                              (IN THOUSANDS)
Leases...............................................  $16,691    $13,746    $13,224
Less subleases.......................................    1,592      1,999      2,509
                                                       -------    -------    -------
Net..................................................  $15,099    $11,747    $10,715
                                                       =======    =======    =======

8.  FEDERAL AND STATE INCOME TAXES:

The (provision) benefit from income taxes for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 was as follows:

                                                            2000     1999     1998
                                                           ------    -----    -----
                                                                (IN THOUSANDS)
Current provision
  Federal................................................  $ (102)   $ (23)   $(286)
  State and Local........................................    (249)      --     (472)
                                                           ------    -----    -----
          Total current provision........................    (351)     (23)    (758)
                                                           ------    -----    -----
Deferred (provision) benefit
  Federal................................................   1,299     (103)     811
  State and Local........................................     216      (24)     478
                                                           ------    -----    -----
          Total deferred (provision) benefit.............   1,515     (127)   1,289
                                                           ------    -----    -----
Total (provision) benefit................................  $1,164    $(150)   $ 531
                                                           ======    =====    =====

The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

                                                               PERCENT OF PRETAX
                                                                 INCOME (LOSS)
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory federal income tax rate...........................  (34%)    34%    (34%)
Increase (decrease) from:
  State income tax net of federal tax effect................   (1)     14      (1)
  Nondeductible expenses and amortization of acquired
     assets.................................................    3      38       8
                                                              ---      --     ---
Effective income tax rate...................................  (32%)    86%    (27%)

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the differences are expected to reverse. Significant deferred tax assets (liabilities) as of January 29, 2000 and January 30, 1999 were as follows:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Capitalized leases..........................................  $    442    $    161
Depreciation and amortization...............................   (14,814)    (13,624)
Vacation accrual............................................       296         277
Reserve for asset valuations................................       838         842
Insurance reserves not deductible for tax purposes..........       740       1,082
Income deferred for financial statement purposes............     3,828       3,341
Reserve for closed stores and renovations...................       221         455
Accrued restructuring and severance reserves................         0          27
Write-down of non-operating properties......................         0       1,185
Environmental reserves......................................      (503)        (27)
Tax credits and net operating loss carryforwards............    13,921       9,650
Other.......................................................      (209)        (27)
                                                              --------    --------
Net deferred tax asset......................................  $  4,760    $  3,342
                                                              ========    ========

As of January 29, 2000, the Company had alternative minimum tax credits aggregating $256,000 which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. In addition, the Company had $1,914,000 of targeted jobs credit carryforwards that expire, if unused, during fiscal years 2007 to 2011 and $338,000 of foreign tax credit carryforwards that expire, if unused, in fiscal years 2001 to 2005. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of January 29, 2000, the Company had a capital loss carryforward of $1,610,000 that will expire in fiscal year 2003. As of January 29, 2000, the Company had regular federal income tax net operating loss carryforwards of $27,033,000 which expire, if unused, during fiscal years 2011 to 2020 and net operating loss carryforwards for state income tax purposes of $36,700,000 which expire, if unused, during fiscal years 2001 to 2014. Realization of the net operating loss carryforwards and tax credits are dependent on the successful implementation of tax-planning strategies prior to the expiration of the operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. No valuation allowance for deferred tax assets was provided as of January 29, 2000 and January 30, 1999.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  COMMON STOCK RECLASSIFICATION:

On February 8, 2000, the Company's shareholders approved a reclassification of the Company's then existing Class A Common Stock and Class B Common Stock into a new, single class of common stock. Under terms of the reclassification, which became effective February 9, 2000, each share of the Company's former Class A Common Stock was converted into one share of the new Common Stock and each share of the former Class B Common Stock was converted into 1.1 shares of the new Common Stock. Each share of the new Common Stock is entitled to one vote on all matters and will vote on the election of all directors. Prior to the reclassification, holders of Class A Common Stock had one-tenth vote per share and were entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Class A Common Stock was at least 10% of the total number of all Common Stock outstanding. Holders of Class B Common Stock had one vote per share.

On the effective date of the reclassification, 2,835,637 of the former Class B shares were issued, of which 1,439,680 were outstanding and 1,395,957 were held in treasury. The 10% conversion premium created approximately 283,563 new shares. Based on the closing price of $3.375 for the Class B shares on February 8, 2000, the final day the shares traded, $2,836 and $954,192 were transferred from retained deficit to the Common Stock and Paid-in Capital accounts, respectively. The conversion premium applicable to the treasury shares created approximately 139,596 shares (which are included in the 283,563 shares above), of which, 17,956 shares have been included in the re-stated February 1, 1997 balance and 122,000 shares have been included in the fiscal year 1998 purchase of treasury shares. The shares held in treasury remain stated at their cost.

10.  CAPITAL STOCK:

In January 1996, a Stock Rights Plan ("SRP") was adopted by the Company. Under the SRP, each holder of Common Stock received a dividend of one Preferred Stock Purchase Right (the "Rights"). The Rights are to purchase one one-hundredth
( 1/100) of a share of Series A Junior Preferred Stock at a price of $30 subject to certain adjustments. The Rights are exercisable under certain circumstances, and expire on January 19, 2006.

In June 1986, the stockholders approved an Employee Stock Purchase Plan. The plan, as amended in September, 1996, provides that employees may purchase quarterly, through payroll deductions, up to 1,000 shares of Common Stock at 85% of the market value. Of the original 1,250,000 shares provided for under this plan, 983,319 shares remained available for issuance as of January 29, 2000.

As of January 29, 2000, January 30,1999 and January 31,1998, the Company held 2,057,178 shares of Common Stock as treasury stock.

11.  STOCK OPTION PLANS, GRANTS AND WARRANTS:

In general, the Company's stock option plans provide for the granting of options to purchase the Company's shares at the market price of such shares as of the option grant date. The options generally have a ten year term and vest and become exercisable on a pro rata basis over four years. All options to purchase the Company's former Class B Common Stock have been adjusted for the

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reclassification of the Company's Common Stock (see Note 9) by increasing the number of options for the 10% conversion premium and dividing the exercise price by 1.1.

In fiscal year 1996, and subsequently amended in fiscal year 1998, the Company adopted a Stock Option and Incentive Award Plan ("Award Plan") and a non-qualified Stock Option Plan for Outside Directors ("Outside Directors Plan"). The Award Plan provides for the granting of stock awards and options to employees up to a total of 1,150,000 shares of common stock. In fiscal years 2000, 1999 and 1998, the Company granted incentive stock options of 246,000, 271,844, and 125,000, respectively. As of January 29, 2000, the Company had available for grant under the Award Plan options to purchase 267,156 shares of Common Stock after considering the lapse of options previously granted. The Outside Directors Plan provides for the initial grant of an option to purchase 3,500 shares of the Company's Common Stock to each non-employee director and an annual grant of an option to purchase 3,500 shares. The maximum number of shares reserved for issuance under this plan, as amended, is 150,000. The Company granted 24,500 and 52,500 non-qualified stock options in fiscal years 2000 and 1999, respectively. The Company did not grant any stock options under the Outside Directors Plan in fiscal year 1998. As of January 29, 2000 the Company had available for grant under the Outside Directors Plan options to purchase 45,000 shares of common stock, after considering lapses.

During fiscal year 1998 the Company awarded, pursuant to the Award plan, restricted stock grants consisting of an aggregate of 288,750 shares of the Company's Common Stock. No shares were awarded in fiscal years 2000 or 1999. No compensation was recorded with respect to the shares awarded under the Award Plan.

The Company adopted Stock Option Plans in 1985 and 1990 providing for the granting of options to employees up to an aggregate of 226,875 shares of the former Class B Common Stock and 750,000 shares of the former Class A Common Stock. The Company granted incentive stock options pursuant to these Plans totaling 61,906 in fiscal year 1999. No options were granted from these plans in fiscal year 2000 or fiscal year 1998. As of January 29, 2000 no further options are available for grant under either plan.

In addition to the stock options granted under the above plans, the Company granted 15,000 and 47,500 non-qualified stock options in fiscal years 1999 and 1998, respectively, which are not part of a specific plan. The Company did not grant any stock options that are not part of a specific plan in fiscal year 2000.

Pro forma information regarding net loss and loss per share required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           2000     1999     1998
                                                           -----    -----    -----
Risk-free interest rates.................................   6.94%    5.73%    6.19%
Expected dividend yield..................................     --%      --%      --%
Expected volatility......................................  38.09%   40.12%   42.64%
Expected life in years...................................   9.50     9.50     9.50

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                         2000       1999      1998
                                                        -------    ------    -------
Pro forma net loss....................................  $(2,545)   $ (243)   $(1,645)
Pro forma loss per share..............................  $ (0.52)   $(0.05)   $ (0.35)

The pro forma effect on net loss for fiscal years 2000, 1999 and 1998 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

A summary of the Company's stock option activity and related information for the fiscal years ended January 29, 2000, January 30,1999 and January 31, 1998, is as follows:

                                                                          WEIGHTED-AVERAGE
                                                           OPTIONS         EXERCISE PRICE
                                                        --------------    ----------------
                                                        (IN THOUSANDS)
Outstanding as of February 1, 1997....................        641              $3.64
Granted...............................................        172               4.49
Exercised.............................................        (62)              2.84
Forfeited.............................................        (84)              3.58
                                                            -----
Outstanding as of January 31,1998.....................        667               3.95
Granted...............................................        402               4.03
Exercised.............................................        (53)              2.80
Forfeited.............................................        (75)              5.03
                                                            -----
Outstanding as of January 30, 1999....................        941               3.96
GRANTED...............................................        271               3.21
EXERCISED.............................................        (21)              2.75
FORFEITED.............................................        (73)              4.34
                                                            -----
OUTSTANDING AS OF JANUARY 29, 2000....................      1,118               3.78
                                                            =====

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The weighted-average fair values of stock options granted during fiscal years 2000, 1999 and 1998 were $1.93, $4.20 and $3.26, respectively.

The following table summarizes information about the Company's stock options outstanding as of January 29, 2000:

                                             WEIGHTED   WEIGHTED-AVERAGE
                                             AVERAGE       REMAINING
    GRANT          OPTIONS       OPTIONS     EXERCISE     CONTRACTUAL
 PRICE RANGE     OUTSTANDING   EXERCISABLE    PRICE       LIFE (YEARS)
 -----------     -----------   -----------   --------   ----------------
$2.75 to $3.28      326,863      170,863      $2.91           6.0
$3.44 to $4.60      660,637      263,700       3.85           7.8
$5.13 to $5.88      130,500       79,375       5.54           6.9
                  ---------      -------
         Total    1,118,000      513,938
                  =========      =======

12.  EMPLOYEE BENEFIT PLANS:

The Company provides benefits to qualified employees through a defined contribution profit sharing plan. Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. No discretionary contributions to this plan were made in fiscal years 2000, 1999 and 1998.

Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 50% of such contributions during fiscal years 2000 and 1999 and 25% during fiscal year 1998, up to 6% of the employees' annual compensation. Matching contributions from the Company for fiscal years 2000, 1999 and 1998 were $320,000, $252,000 and $103,000, respectively. The Company does not offer any additional post retirement and post-employment benefits to its employees.

In March 1998, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") to provide additional retirement benefits, payable in a lump sum, to certain executive officers. The SERP is an unfunded plan; however, the Company intends to use the cash surrender value of key life insurance policies purchased by the Company to fund its obligations under the plan. As of January 29, 2000 and January 30, 1999, cash surrender values of $284,847 and $138,271, respectively, were recorded as assets on the accompanying Consolidated Balance Sheets. As of January 29, 2000 and January 30, 1999, plan obligations of $182,590 and $0, respectively, were recorded as liabilities on the accompanying Consolidated Balance Sheets.

13.  COMMITMENTS AND CONTINGENCIES:

As of January 29, 2000, the Company was contingently liable for outstanding letters of credit amounting to $5,400,000.

The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compli-

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. In February 1997, the Company adopted SOP No. 96-1, "Environmental Remediation Liabilities," which provides guidance on specific accounting issues related to the recognition, measurement and disclosure of environmental remediation liabilities. These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year. As of January 29, 2000 and January 30, 1999, the Company had recorded an accrual of $6,045,000 and $4,589,000, respectively, for such costs. The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such funds. As of January 29, 2000 and January 30, 1999, the Company had recorded a reimbursement receivable of $7,286,000 and $ 4,522,000, respectively. For the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, the Company recorded a provision for environmental expenses of $474,000, $98,000 and $3,354,000, respectively. Additionally, under current federal and state regulatory programs, the Company was obligated by December 1998 to upgrade or replace most of its existing underground storage tanks ("USTs"). The Company met this obligation prior to December 22, 1998 for all operating locations. Gasoline operations at 14 locations were closed prior to December 22, 1998. The Company has sold the locations or pulled the UST's at the unsold locations during fiscal year 2000. The Company remains responsible for specific known remediation requirements at these locations. These locations are included in the Company's remediation accrual as of January 29, 2000.

The Company is party to an agreement, through September 2005, which provides for the wholesale supply of various grocery items. Under the supply agreement, the Company is obligated to purchase annually a minimum amount of merchandise. Management believes that the annual purchase level is readily achievable over the term of the new agreement. Prices to be charged by the supplier must be competitive.

In fiscal year 1999, the Company entered into a long-term supply and branding agreement with Chevron Products Company to brand certain high-volume retail gasoline locations. The agreement obligates the Company to purchase a minimum volume of gasoline over a ten-year period. Management believes that the purchase volume is readily achievable over the term of the agreement. In addition, the agreement provides for the Company to be reimbursed for costs incurred in the conversion of equipment and display facilities.

In January 1999, the Company entered into an agreement with Coca-Cola USA Fountain to exclusively sell Coca-Cola fountain products in the Company's fountain centers. The agreement calls for the purchase of a minimum quantity of fountain syrups. Management expects to meet the required level of purchases.

In March 1999, the Company signed an agreement with Procter & Gamble. The agreement calls for the Company to exclusively sell Millstone brand coffee blends through February 2004.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company is a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (U.S. Dist. Ct., CT). This action was commenced on April 17, 1997 by New England Dairies, Inc. ("NED") alleging that Dairy Mart committed an anticipatory breach of a supply agreement entered into between NED and Dairy Mart on April 25, 1995 ("the Agreement"), when Dairy Mart entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's action seeks lost profits in the amount of $3.7 million. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. Trial is expected to take place in June or July of calendar year 2000. The Company has recognized no provision for any possible loss in the accompanying consolidated financial statements.

The Company had been named as a nominal defendant, along with certain current and former directors of the Company, in two shareholder derivative actions. The two cases had been consolidated as Dairy Mart Convenience Stores, Inc. Derivative Litigation. The plaintiffs alleged, among other things, that in connection with the settlement of a dispute with respect to control of the Company between the Company's management and a shareholder, who was a former director and officer of the Company, the directors violated their fiduciary duty to the Company and its shareholders. On November 8, 1999, the parties to the litigation executed a Stipulation of Settlement ("Settlement Agreement") that provided, among other provisions, for the dismissal of the lawsuit and for a $2.0 million payment by the Company's insurance carrier to the Company on behalf of all the defendants, which the Company used to cover all of the attorney's fees and expenses awarded to plaintiffs by the court.

The Settlement Agreement was conditioned upon approval by the court, which was obtained on December 13, 1999 and was also conditioned upon the Company reclassifying its former Class A Common Stock and Class B Common Stock into a new, single class of Common Stock. On February 8, 2000, the Company's shareholders approved a reclassification of its former Class A and Class B Common Stock into a new, single class of Common Stock (See Note 9).

In the course of defending certain directors and officers of the Company in the Dairy Mart Convenience Stores, Inc. Derivative Litigation, the Company incurred approximately $3.9 million in legal fees. The Company expects to recover $3.0 million under the Company's directors and officers excess liability insurance policy and as such, this amount is included in accounts receivable in the accompanying consolidated balance sheet as of January 29, 2000. The insurance carrier is currently disputing the claim; however, the Company believes it has a strong position and will ultimately prevail in litigation.

In the ordinary course of business, the Company is party to various other actions which the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which the Company currently is party will not have a material adverse effect upon its future results of operations or financial condition.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  RESTRUCTURING INITIATIVE

During fiscal year 1996, the Company entered into an agreement with a former majority stockholder of the Company and certain of his affiliates (Former Holder) for purposes of settling a dispute between the Former Holder and the Company's board of directors and management with respect to control of the Company. The dispute arose due to philosophical differences with regards to the strategic direction and management of the Company. The agreement provided for a cash payment of $13,150,000 to the Former Holder comprised of $10,000,000 for the purchase of certain interests of the Former Holder in DM Associates, which then owned 1,858,743 shares of the Company's former Class B Common Stock, and $3,150,000 for additional costs and expenses which consisted of $850,000, $800,000 and $1,500,000 for the reimbursement of legal and other costs, for the execution of a non-compete agreement, and for a release of claims against the Company, by or with the Former Holder, respectively. The acquired interests included a 46% limited partnership interest in DM Associates and a promissory note receivable from DM Associates. The promissory note had a principal amount of $7,100,000, and had accrued interest at an annual rate of 9% since its inception in 1992, for a total accreted value as of February 3, 1996 of approximately $10,000,000. The note was collateralized by the Pledged Shares and had a scheduled maturity date of September 12, 1997.

The Company did not attribute value to its acquired limited partnership interest in DM Associates because at the then current market price of the Company's former Class B Common Stock, the Company would not receive any distribution upon a dissolution of DM Associates in respect of the interest since the other limited partner of DM Associates is entitled to a preferential return according to the terms and conditions of the partnership agreement. Based upon the market price of the Company's former Class B Common Stock as of January 29, 2000, the Company still would not receive any distribution upon a liquidation of DM Associates. The Company attributed a fair value of $10,000,000 to the acquired promissory note and recorded the note as a reduction of stockholders' equity in the Consolidated Balance Sheets. Although DM Associates retained its right to pay the full accreted value of the note at or before maturity, the Company anticipated, based upon the market price of the Company's former Class B Common Stock and since DM Associates primary asset was the Pledged Shares, that DM Associates would choose to relinquish its right to the Pledged Shares in full satisfaction of the note. Assuming that the Company received the Pledged Shares in satisfaction of the note and received no value for its limited partnership interest, the Company effectively paid $8.20 per share for the Pledged Shares at the time of the agreement when the quoted market price of the Company's former Class B Common Stock was $6.38 per share. The Company's Board of Directors obtained a fairness opinion from a nationally recognized valuation firm prior to consummating the agreement to the effect that the price paid by the Company in the transaction was fair from a financial point of view to the Company and its public stockholders. The aforementioned opinion was based on, among other items: the market multiple approach in which the Company was compared with other publicly traded companies on the basis of operational and economic similarities; the comparable transaction approach in which transactions involving the acquisition of a control position in other convenience and grocery store operators were reviewed; and the discounted cash flow approach in which management's financial projections (which reflected improved profitability and cash flows for fiscal years 1997 through 2001) were reviewed to develop a value indication for the Company. These analyses resulted in a valuation range for the Company's Common Stock of

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$6.85 to $9.45 per share. In addition, the Company elected to expense the costs associated with the non-compete agreement rather than deferring such costs over the term of the agreement as the future value was deemed to have minimal economic impact on future years.

In September 1997, DM Associates relinquished its right to the Pledged Shares in satisfaction of the note principal and paid $646,000 to the Company as interest on the note. The interest income is included in revenues in the accompanying Consolidated Statement of Operations for fiscal year 1998.

15.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION:

The Company's payment obligations under the Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statements of operations, balance sheets and statements of cash flows for the Company ("Parent Company"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are omitted accordingly.

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

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED JANUARY 29, 2000

                                 (IN THOUSANDS)

                             PARENT      GUARANTOR
                            COMPANY     SUBSIDIARIES    FINOP    ELIMINATIONS    CONSOLIDATED
                            --------    ------------    -----    ------------    ------------
Revenues..................  $    444      $580,334      $341       $     --        $581,119
Cost of goods sold and
  expenses:
  Cost of goods sold......        --       435,867        --             --         435,867
  Operating and
     administrative
     expenses.............       297       137,010        22             --         137,329
  Interest expense........     9,848         1,492       243             --          11,583
                            --------      --------      ----       --------        --------
                              10,145       574,369       265             --         584,779
                            --------      --------      ----       --------        --------
  Income (loss) before
     income taxes and
     equity in income
     (loss) of
     consolidated
     subsidiaries.........    (9,701)        5,965        76             --          (3,660)
Benefit (provision) from
  income taxes............      (769)        1,963       (30)            --           1,164
                            --------      --------      ----       --------        --------
     Income (loss) before
       equity in income
       (loss) of
       consolidated
       subsidiaries.......   (10,470)        7,928        46             --          (2,496)
Equity in income of
  consolidated
  subsidiaries............     7,974            46        --         (8,020)             --
                            --------      --------      ----       --------        --------
     Net income (loss)....  $ (2,496)     $  7,974      $ 46       $ (8,020)       $ (2,496)
                            ========      ========      ====       ========        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF JANUARY 29, 2000

                                 (IN THOUSANDS)

                            PARENT      GUARANTOR
                           COMPANY     SUBSIDIARIES    FINOP     ELIMINATIONS    CONSOLIDATED
                           --------    ------------    ------    ------------    ------------
ASSETS
Current assets:
  Cash...................  $    206      $  4,458      $3,038     $      --        $  7,702
  Short-term
     investments.........        --           155          --            --             155
  Accounts and notes
     receivable, net.....     3,526        16,199         774            --          20,499
  Inventory..............        --        34,804          --            --          34,804
  Prepaid expenses and
     other current
     assets..............        71         1,633          --            --           1,704
  Deferred income
     taxes...............        --         2,393          --            --           2,393
                           --------      --------      ------     ---------        --------
       Total current
          assets.........     3,803        59,642       3,812            --          67,257
                           --------      --------      ------     ---------        --------
Assets held for sale.....        --         2,392          --            --           2,392
Property and equipment,
  net....................        --       110,946          --            --         110,946
Intangible assets, net...        --        14,582          --            --          14,582
Other assets, net........     1,820        11,735       1,067             0          14,622
Investment in and
  advances to
  subsidiaries...........   140,164         1,638         301      (142,103)             --
                           --------      --------      ------     ---------        --------
       Total assets......  $145,787      $200,935      $5,180     $(142,103)       $209,799
                           ========      ========      ======     =========        ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of
     long-term
     obligations.........  $  2,008      $  1,083      $   --     $      --        $  3,091
  Accounts payable.......    28,056        22,860          --            --          50,916
  Accrued expenses.......       119        11,493          39            --          11,651
  Accrued interest.......     3,417             1          72            --           3,490
                           --------      --------      ------     ---------        --------
       Total current
          liabilities....    33,600        35,437         111            --          69,148
                           --------      --------      ------     ---------        --------
Long-term obligations,
  less current portion
  above..................   105,318        11,596       3,130            --         120,044
Other liabilities........        --        13,738          --            --          13,738
Stockholders' equity.....     6,869       140,164       1,939      (142,103)          6,869
                           --------      --------      ------     ---------        --------
       Total liabilities
          and
          stockholders'
          equity.........  $145,787      $200,935      $5,180     $(142,103)       $209,799
                           ========      ========      ======     =========        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED JANUARY 29, 2000

                                 (IN THOUSANDS)

                                    PARENT     GUARANTOR
                                   COMPANY    SUBSIDIARIES   FINOP    ELIMINATIONS   CONSOLIDATED
                                   --------   ------------   ------   ------------   ------------
Net cash provided by (used in)
  operating activities...........  $ (3,446)    $  9,400     $  353    $      --       $  6,307
Cash flows from investing
  activities:
  Purchase of and change in
     short-term investments......        --          (14)     2,583           --          2,569
  Purchase of property and
     equipment...................    (1,859)     (40,019)        --           --        (41,878)
  Proceeds from sale of property,
     equipment and assets held
     for sale....................        --       22,254         --           --         22,254
  Investment in and advances to
     subsidiaries................     2,575       (2,610)        35           --              0
  Increase in long-term notes
     receivable..................        --         (442)        --           --           (442)
  Proceeds from collection of
     long-term notes
     receivable..................        --        1,214         61           --          1,275
  Increase in intangibles and
     other assets................      (300)         (31)         6           --           (325)
                                   --------     --------     ------    ---------       --------
Net cash (used in) provided by
  investing activities...........       416      (19,648)     2,685           --        (16,547)
                                   --------     --------     ------    ---------       --------
Cash flows from financing
  activities:
  Borrowings on revolving loan,
     net.........................     4,096           --         --           --          4,096
  Borrowings of long-term
     obligations.................     1,859       13,023         --           --         14,882
  Repayment of long-term
     obligations.................    (3,346)      (1,165)        --                      (4,511)
  Issuance of common stock.......       108           --         --           --            108
                                   --------     --------     ------    ---------       --------
Net cash provided by (used in)
  financing activities...........     2,717       11,858         --           --         14,575
                                   --------     --------     ------    ---------       --------
Increase (decrease) in cash......      (313)       1,610      3,038           --          4,335
Cash at beginning of year........       519        2,848         --           --          3,367
                                   --------     --------     ------    ---------       --------
Cash at end of year..............  $    206     $  4,458     $3,038    $      --       $  7,702
                                   ========     ========     ======    =========       ========
Supplemental disclosures:
Cash (paid) refunded during the
  year -
  Interest.......................  $(10,070)    $ (1,493)    $ (243)          --       $(11,806)
  Income taxes refunded..........       119           --         --           --            119

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED JANUARY 30, 1999

                                 (IN THOUSANDS)

                            PARENT      GUARANTOR
                            COMPANY    SUBSIDIARIES    FINOP    ELIMINATIONS    CONSOLIDATED
                            -------    ------------    -----    ------------    ------------
Revenues (including excise
  taxes of $31,265).......  $  155       $476,470      $422       $    --         $477,047
Cost of goods sold and
  expenses:
  Cost of goods sold......      --        339,308        --            --          339,308
  Operating and
     administrative
     expenses.............     276        126,460        22            --          126,758
  Interest expense........   9,749            752       305            --           10,806
                            -------      --------      ----       -------         --------
                            10,025        466,520       327            --          476,872
                            -------      --------      ----       -------         --------
  Income (loss) before
     income taxes and
     equity in income of
     consolidated
     subsidiaries.........  (9,870)         9,950        95            --              175
Benefit (provision) from
  income taxes............   4,342         (4,454)      (38)           --             (150)
                            -------      --------      ----       -------         --------
  Income (loss) before
     equity in income of
     consolidated
     subsidiaries.........  (5,528)         5,496        57            --               25
Equity in income of
  consolidated
  subsidiaries............   5,553             57        --        (5,610)              --
                            -------      --------      ----       -------         --------
  Net income..............  $   25       $  5,553      $ 57       $(5,610)        $     25
                            =======      ========      ====       =======         ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF JANUARY 30, 1999

                                 (IN THOUSANDS)

                            PARENT      GUARANTOR
                           COMPANY     SUBSIDIARIES    FINOP     ELIMINATIONS    CONSOLIDATED
                           --------    ------------    ------    ------------    ------------
ASSETS
Current assets:
  Cash...................  $    519      $  2,848      $   --     $      --        $  3,367
  Short-term
     investments.........       138             3       2,583            --           2,724
  Accounts and notes
     receivable, net.....     1,327        13,093       1,121            --          15,541
  Inventory..............        --        24,293          --            --          24,293
  Prepaid expenses and
     other current
     assets..............        --         2,324          --            --           2,324
  Deferred income
     taxes...............        --         1,520          --            --           1,520
                           --------      --------      ------     ---------        --------
       Total current
          assets.........     1,984        44,081       3,704            --          49,769
                           --------      --------      ------     ---------        --------
Assets held for sale.....        --         6,327          --            --           6,327
Property and equipment,
  net....................        --        98,829          --            --          98,829
Intangible assets, net...        --        15,452          --            --          15,452
Other assets, net........     1,689        11,271       1,134        (3,140)         10,954
Investment in and
  advances to
  subsidiaries...........   140,880         1,602         290      (142,772)             --
                           --------      --------      ------     ---------        --------
       Total assets......  $144,553      $177,562      $5,128     $(145,912)       $181,331
                           ========      ========      ======     =========        ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of
     long-term
     obligations.........  $  3,807      $    249      $   --     $      --        $  4,056
  Accounts payable.......    23,776        11,885          24            --          35,685
  Accrued expenses.......       183        15,186           9            --          15,378
  Accrued income taxes...     2,593            --          --        (2,593)             --
  Accrued interest.......     3,641            (1)         73            --           3,713
                           --------      --------      ------     ---------        --------
       Total current
          liabilities....    34,000        27,319         106        (2,593)         58,832
                           --------      --------      ------     ---------        --------
Long-term obligations,
  less current portion
  above..................   100,749           572       3,130            --         104,451
Other liabilities........       547         8,791          --          (547)          8,791
Stockholders' equity.....     9,257       140,880       1,892      (142,772)          9,257
                           --------      --------      ------     ---------        --------
       Total liabilities
          and
          stockholders'
          equity.........  $144,553      $177,562      $5,128     $(145,912)       $181,331
                           ========      ========      ======     =========        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED JANUARY 30, 1999

                                 (IN THOUSANDS)

                            PARENT      GUARANTOR
                           COMPANY     SUBSIDIARIES     FINOP     ELIMINATIONS    CONSOLIDATED
                           --------    ------------    -------    ------------    ------------
Net cash provided by
  (used in) operating
  activities.............  $  7,221      $  4,129      $  (459)        $--          $ 10,891
Cash flows from investing
  activities:
  Purchase of and change
     in short-term
     investments.........      (138)           --        1,043         --                905
  Purchase of property
     and equipment.......        --       (52,398)          --         --            (52,398)
  Proceeds from sale of
     property, equipment
     and assets held for
     sale................        --        30,760           --         --             30,760
  Investment in and
     advances to
     subsidiaries........   (15,909)       15,909           --         --                 --
  Increase in long-term
     notes receivable....        --        (1,816)         640         --             (1,176)
  Proceeds from
     collection of
     long-term notes
     receivable..........        --         1,544           --         --              1,544
  Increase in intangibles
     and other assets....      (448)        1,198         (108)        --                642
                           --------      --------      -------         --           --------
Net cash (used in)
  provided by investing
  activities.............   (16,495)       (4,803)       1,575         --            (19,723)
                           --------      --------      -------         --           --------
Cash flows from financing
  activities:
  Increase in revolving
     loan, net...........    10,200            --           --         --             10,200
  Repayment of long-term
     obligations.........      (651)         (300)      (1,100)                       (2,051)
  Payment of dividend....        --           250         (250)        --                 --
  Issuance of common
     stock...............       244            --           --         --                244
                           --------      --------      -------         --           --------
Net cash provided by
  (used in) financing
  activities.............     9,793           (50)      (1,350)        --              8,393
                           --------      --------      -------         --           --------
Increase (decrease) in
  cash...................       519          (724)        (234)        --               (439)
Cash at beginning of
  year...................        --         3,572          234         --              3,806
                           --------      --------      -------         --           --------
Cash at end of year......  $    519      $  2,848      $    --         $--          $  3,367
                           ========      ========      =======         ==           ========
Supplemental disclosures:
Cash (paid) refunded
  during the year --
  Interest...............  $ (9,876)     $   (435)     $  (350)        --           $(10,661)
  Income taxes
     refunded............       381            --           --         --                381

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED JANUARY 31, 1998

                                 (IN THOUSANDS)

                            PARENT      GUARANTOR
                            COMPANY    SUBSIDIARIES    FINOP    ELIMINATIONS    CONSOLIDATED
                            -------    ------------    -----    ------------    ------------
Revenues (including excise
  taxes of $29,641).......  $1,144       $499,737      $478       $    --         $501,359
Cost of goods sold and
  expenses:
  Cost of goods sold......      --        364,525        --            --          364,525
  Operating and
     administrative
     expenses.............     269        127,919        33            --          128,221
  Interest expense........   9,776            485       351            --           10,612
                            -------      --------      ----       -------         --------
                            10,045        492,929       384            --          503,358
                            -------      --------      ----       -------         --------
  Income (loss) before
     income taxes and
     equity in income of
     consolidated
     subsidiaries.........  (8,901)         6,808        94            --           (1,999)
Benefit (provision) from
  income taxes............   2,573         (2,015)      (27)           --              531
                            -------      --------      ----       -------         --------
  Income (loss) before
     equity in income of
     consolidated
     subsidiaries.........  (6,328)         4,793        67            --           (1,468)
Equity in income of
  consolidated
  subsidiaries............   4,860             67        --        (4,927)              --
                            -------      --------      ----       -------         --------
  Net income (loss).......  $(1,468)     $  4,860      $ 67       $(4,927)        $ (1,468)
                            =======      ========      ====       =======         ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF JANUARY 31, 1998

                                 (IN THOUSANDS)

                            PARENT      GUARANTOR
                           COMPANY     SUBSIDIARIES    FINOP     ELIMINATIONS    CONSOLIDATED
                           --------    ------------    ------    ------------    ------------
ASSETS
Current assets:
  Cash...................  $     --      $  3,572      $  234     $      --        $  3,806
  Short-term
     investments.........        --             3       3,626            --           3,629
  Accounts and notes
     receivable, net.....     1,254        13,040         676            --          14,970
  Inventory..............        --        21,088          --            --          21,088
  Prepaid expenses and
     other current
     assets..............        69         2,162          --            --           2,231
  Deferred income
     taxes...............       852           196          --            --           1,048
                           --------      --------      ------     ---------        --------
       Total current
          assets.........     2,175        40,061       4,536            --          46,772
                           --------      --------      ------     ---------        --------
Assets held for sale.....        --        10,715          --            --          10,715
Property and equipment,
  net....................        --        82,589          --            --          82,589
Intangible assets, net...        --        16,017          --            --          16,017
Other assets, net........     1,580         8,192       1,782            --          11,554
Investment in and
  advances to
  subsidiaries...........   121,215         1,948         137      (123,300)             --
                           --------      --------      ------     ---------        --------
       Total assets......  $124,970      $159,522      $6,455     $(123,300)       $167,647
                           ========      ========      ======     =========        ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of
     long-term
     obligations.........  $    637      $    319      $1,100     $      --        $  2,056
  Accounts payable.......    20,138        11,159          --            --          31,297
  Accrued expenses.......     1,297        16,857          23            --          18,177
  Accrued interest.......     3,450            --         117            --           3,567
                           --------      --------      ------     ---------        --------
       Total current
          liabilities....    25,522        28,335       1,240            --          55,097
                           --------      --------      ------     ---------        --------
Long-term obligations,
  less current portion
  above..................    90,460           802       3,130            --          94,392
Other liabilities........        --         9,170          --            --           9,170
Stockholders' equity.....     8,988       121,215       2,085      (123,300)          8,988
                           --------      --------      ------     ---------        --------
       Total liabilities
          and
          stockholders'
          equity.........  $124,970      $159,522      $6,455     $(123,300)       $167,647
                           ========      ========      ======     =========        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED JANUARY 31, 1998

                                 (IN THOUSANDS)

                            PARENT      GUARANTOR
                           COMPANY     SUBSIDIARIES     FINOP     ELIMINATIONS    CONSOLIDATED
                           --------    ------------    -------    ------------    ------------
Net cash provided by
  (used in) operating
  activities.............  $  3,844      $  3,993      $    39      $     --        $  7,876
Cash flows from investing
  activities:
  Purchase of and change
     in short-term
     investments.........        --            (3)      (2,093)           --          (2,096)
  Purchase of property
     and equipment.......        --       (31,604)          --            --         (31,604)
  Proceeds from sale of
     property, equipment
     and assets held for
     sale................        --        32,552           --            --          32,552
  Investment in and
     advances to
     subsidiaries........     8,112        (8,818)         706            --              --
  Increase in long-term
     notes receivable....        --           (92)        (561)           --            (653)
  Proceeds from
     collection of
     long-term notes
     receivable..........        --            35          963                           998
  Decrease in intangibles
     and other assets....        28         1,281            8            --           1,317
                           --------      --------      -------      --------        --------
Net cash used in
  investing activities...     8,140        (6,649)        (977)           --             514
                           --------      --------      -------      --------        --------
  Repayment of long-term
     obligations.........   (12,326)       (1,790)          --            --         (14,116)
  Issuance of common
     stock...............       242            --           --            --             242
                           --------      --------      -------      --------        --------
Net cash used in
  financing activities...   (12,084)       (1,790)          --            --         (13,874)
                           --------      --------      -------      --------        --------
Decrease in cash.........      (100)       (4,446)        (938)           --          (5,484)
Cash at beginning of
  year...................       100         8,018        1,172            --           9,290
                           --------      --------      -------      --------        --------
Cash at end of year......  $     --      $  3,572      $   234      $     --        $  3,806
                           ========      ========      =======      ========        ========
Supplemental disclosures:
Cash (paid) refunded
  during the year --
  Interest...............  $ (9,710)     $   (485)     $  (349)           --        $(10,544)
  Income taxes
     refunded............     1,188            --           --            --           1,188
Non-cash inventory and
  financing activities --
  Note receivable from DM
     Associates..........    10,000            --           --            --          10,000
  Purchase of treasury
     stock...............   (10,000)           --           --            --         (10,000)

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

16. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Quarterly financial information is as follows:

                                                    FISCAL QUARTER ENDED
                                                   -----------------------
                                        May 1,     July 31,    October 30,    January 29,
 FISCAL YEAR ENDED JANUARY 29, 2000      1999        1999         1999           2000
 ----------------------------------    --------    --------    -----------    -----------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................  $123,643    $155,438     $154,210       $147,828
Gross profit.........................    34,216      38,916       37,351         34,769
Net income (loss)....................        97       1,156          511         (4,260)
Basic earnings (loss) per share......      0.02        0.24         0.11          (0.88)
Diluted earnings (loss) per share
  (1)................................      0.02        0.23         0.10          (0.88)

                                                      FISCAL QUARTER ENDED
                                                    ------------------------
                                         May 2,     August 1,    October 31,    January 30,
  FISCAL YEAR ENDED JANUARY 30, 1999      1998        1998          1998           1999
  ----------------------------------    --------    ---------    -----------    -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................  $109,849    $126,129      $126,183       $114,886
Gross profit..........................    31,221      35,724        37,522         33,272
Net income (loss).....................      (629)        846           637           (829)
Basic earnings (loss) per share.......     (0.13)       0.18          0.13          (0.17)
Diluted earnings (loss) per share
  (1).................................     (0.13)       0.17          0.13          (0.17)

(1) Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum does not equal the total year earnings per share for diluted earnings per share in fiscal years 2000 and 1999.

17. OPERATING SEGMENT

The Company operates in one segment. That segment is the operating and franchising of convenience food stores. Revenues from external customers are derived primarily from three major categories -- merchandise, gasoline and food service. The Company's merchandise sales are comprised of groceries, beverages, beer/wine, tobacco products, dairy products, candy/snacks, non-food merchandise and services. Services include lottery, and money order services. Food service sales are comprised of branded restaurant sales such as Mr. Hero(R), Taco Bell(R), and Subway(R).

The Company does not rely on any major customers as a source of revenue. Excluding license royalties, the Company's operations are concentrated in seven states in the Midwest and southeastern part of the United States.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores,
Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated April 21, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio
April 21, 2000.

SCHEDULE II

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                               VALUATION ACCOUNTS

             COLUMN A                  COLUMN B            COLUMN C            COLUMN D      COLUMN E
-----------------------------------  ------------   -----------------------   -----------   ----------
                                                           ADDITIONS          DEDUCTIONS
                                                    -----------------------   -----------
                                      BALANCE AT    CHARGED TO     OTHER       ACCOUNTS     BALANCE AT
                                     BEGINNING OF   COSTS AND       AND        WRITTEN-       END OF
            DESCRIPTION                 PERIOD       EXPENSES    RECOVERIES       OFF         PERIOD
            -----------              ------------   ----------   ----------   -----------   ----------
Reserve for Doubtful Accounts:
Fiscal Year Ended January 31,
  1998.............................   1,544,737      986,907        --         (291,006)    2,240,638
Fiscal Year Ended January 30,
  1999.............................   2,240,638      421,905        --         (588,436)    2,074,107
Fiscal Year Ended January 29,
  2000.............................   2,074,107      262,101        --         (272,869)    2,063,339

[DAIRY MART LOGO]

DAIRY MART CONVENIENCE STORES INCORPORATED
ONE DAIRY MART WAY
300 EXECUTIVE PARKWAY WEST
HUDSON, OHIO 44236
www.dairymart.com