Form 10-Q
period 2000-04-29
DAIRY MART CONVENIENCE STORES INC
filed 2000-06-13
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended APRIL 29, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
           SHARES OF COMMON STOCK OUTSTANDING JUNE 8, 2000 - 4,899,976

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                        FOR THE FIRST FISCAL
                                                             QUARTER ENDED

                                                         APRIL 29,     MAY 1,
                                                           2000         1999
                                                           ----         ----
--------------------------------------------------------------------------------
Revenues .............................................   $ 172,934    $ 126,292

Cost of goods sold and expenses:
  Cost of goods sold .................................     137,411       92,953
  Operating and administrative expenses ..............      37,736       30,354
  Interest expense ...................................       3,126        2,790
                                                         ---------    ---------
                                                           178,273      126,097
                                                         ---------    ---------
Income (loss) before incomes taxes ...................      (5,339)         195
Benefit from (provision for)
   income taxes ......................................       2,458          (98)
                                                         ---------    ---------
  Net income (loss) ..................................   $  (2,881)   $      97
--------------------------------------------------------------------------------

Income (loss) per share:
   Basic and diluted .................................   $   (0.59)   $    0.02

     The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                         APRIL 29, 2000   JANUARY 29, 2000
------------------------------------------------------------------------------------------
ASSETS

Current assets:

    Cash .............................................      $   5,762       $   7,702
    Short-term investments ...........................          2,987             155
    Accounts and notes receivable ....................         18,397          20,499
    Inventory ........................................         32,009          34,804
    Prepaid expenses and other current assets ........          1,659           1,704
    Deferred income taxes ............................          1,773           2,393
                                                            ---------       ---------
       Total current assets ..........................         62,587          67,257

Assets held for sale .................................          2,162           2,392

Property and equipment, net ..........................        112,871         110,946

Intangible assets, net ...............................         14,385          14,582

Other assets, net ....................................         18,393          14,622
                                                            ---------       ---------

Total assets .........................................      $ 210,398       $ 209,799
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

    Current maturities of long-term obligations ......      $   3,180       $   3,091
    Accounts payable .................................         49,681          50,916
    Accrued expenses .................................         11,734          11,651
    Accrued interest .................................          1,641           3,490
                                                            ---------       ---------
      Total current liabilities ......................         66,236          69,148

Long-term obligations, less current portion above ....        126,033         120,044

Other liabilities ....................................         14,129          13,738

Stockholders' equity:
    Common stock .....................................             69              69
    Paid-in capital ..................................         32,119          32,107
    Retained deficit .................................        (13,183)        (10,302)
    Treasury stock, at cost ..........................        (15,005)        (15,005)
                                                            ---------       ---------
       Total stockholders' equity ....................          4,000           6,869
                                                            ---------       ---------
Total liabilities and stockholders' equity ...........      $ 210,398       $ 209,799
------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     FOR THE FIRST FISCAL
                                                                        QUARTER ENDED
                                                                     APRIL 29,     MAY 1,
                                                                      2000          1999
                                                                      ----          ----
Cash flows from operating activities:

   Net income (loss)  .........................................      $(2,881)      $    97
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
    Depreciation and amortization .............................        3,525         2,810
    Change in deferred income taxes ...........................       (3,373)           98
    (Gain) loss on disposition of properties, net .............           10          (855)
    Net change in assets and liabilities:
      Accounts and notes receivable ...........................        2,362          (347)
      Inventory ...............................................        2,795          (474)
      Accounts payable ........................................       (1,235)        2,292
      Accrued interest ........................................       (1,849)       (2,135)
      Other assets and liabilities ............................          317        (1,092)
---------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities ...........         (329)          394
---------------------------------------------------------------------------------------------
Cash flows from investing activities:

   Purchase of short-term investments .........................       (2,832)          (28)
   Purchase of property and equipment .........................       (8,462)       (8,326)
   Net proceeds from sale of property, equipment and
     assets held for sale .....................................        3,640         4,231
---------------------------------------------------------------------------------------------
Net cash used in investing activities .........................       (7,654)       (4,123)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:

   Increase in revolving loan, net ............................        6,148         5,900
   Borrowings of long-term obligations ........................          600          --
   Repayment of long-term obligations .........................         (717)         (344)
   Issuance of common stock ...................................           12            15
---------------------------------------------------------------------------------------------
Net cash provided by financing activities .....................        6,043         5,571
---------------------------------------------------------------------------------------------
(Decrease) increase in cash ...................................       (1,940)        1,842
Cash at beginning of fiscal year ..............................        7,702         3,367
---------------------------------------------------------------------------------------------
Cash at end of first fiscal quarter ...........................      $ 5,762       $ 5,209
---------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 29, 2000
                                   (Unaudited)

The unaudited consolidated financial statements for Dairy Mart Convenience Stores, Inc. and Subsidiaries ("Dairy Mart" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended January 29, 2000.

1.   ACCOUNTING POLICIES

The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 29, 2000 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.   CHANGES IN CAPITAL ACCOUNTS

An analysis of the capital stock accounts for the first fiscal quarter ended April 29, 2000 follows:

                                 COMMON STOCK                    PAID-IN CAPITAL
                                   ISSUED AT                       IN EXCESS OF
                                $.01 PAR VALUE        AMOUNT         PAR VALUE
                                  -----------      -----------      -----------
Balance January 29, 2000 ...        6,948,556      $    69,477      $32,106,895
Employee stock purchase plan            4,216               41           11,800
                                  -----------      -----------      -----------
Balance April 29, 2000 .....        6,952,772      $    69,518      $32,118,695
                                  -----------      -----------      -----------

As of April 29, 2000, there were 2,057,178 shares of Common Stock held as treasury stock at an aggregate cost of $15,004,847 leaving 4,895,594 shares outstanding.

3.   EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share were 4,895,594 and 4,855,140 for the fiscal quarters ended April 29, 2000 and May 1, 1999, respectively. The weighted average number of shares used in the calculation of diluted earnings per share were 4,903,059 and 4,891,179 for the first fiscal quarter ended April 29, 2000 and May 1, 1999, respectively.

4.   SEASONALITY

The results of operations for the first fiscal quarter ended April 29, 2000 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

5.   SALE OF FORMER HEADQUARTERS FACILITY

During the first quarter of fiscal year 2000, Dairy Mart sold its former headquarters facility in Enfield, Connecticut for $5.3 million. As a result, Dairy Mart recognized an $858,000 pre-tax gain on the sale. A portion of the sale proceeds were used to repay in full a related mortgage of $2.5 million.

6.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

The Company's payment obligations under the Series A and Series B Senior Subordinated Notes (the "Notes") are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statements of operations, balance sheets and cash flow information for Dairy Mart Convenience Stores, Inc. ("Parent Company"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries, and are omitted accordingly.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investments in subsidiaries and inter-company balances and transactions.

               Supplemental Consolidating Statement of Operations
                for the First Fiscal Quarter Ended April 29, 2000
                                 (in thousands)


                                                 Parent       Guarantor
                                                Company      Subsidiaries        FINOP     Eliminations     Consolidated
                                                -------      ------------        -----     ------------     ------------
Revenues ..............................        $   120       $ 172,763           $  51       $      --       $ 172,934

Cost of goods sold and expenses:
  Cost of goods sold ..................             --         137,411              --              --         137,411
  Operating and administrative expenses             85          37,645               6              --          37,736
  Interest expense ....................          2,676             389              61              --           3,126
                                          ----------------------------------------------------------------------------
                                                 2,761         175,445              67              --         178,273
                                          ----------------------------------------------------------------------------
  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries ..........         (2,641)         (2,682)            (16)             --          (5,339)

Benefit from (provision for)
    income taxes ......................         (1,215)          3,680              (7)             --           2,458
                                                                                                                     -
                                          ----------------------------------------------------------------------------
  Income (loss) before equity in
    income of consolidated subsidiaries         (3,856)            998             (23)             --          (2,881)

Equity in income (loss) of consolidated
    subsidiaries ......................            975             (23)             --            (952)             --
                                          ----------------------------------------------------------------------------
    Net income (loss)  ................        $(2,881)        $   975            $(23)         $ (952)        $(2,881)
======================================================================================================================

                    Supplemental Consolidating Balance Sheet
                              as of April 29, 2000
                                 (in thousands)

                                                           Parent      Guarantor
                                                          Company     Subsidiaries     FINOP       Eliminations     Consolidated
                                                          -------     ------------     -----       ------------     ------------
ASSETS

Current assets:
   Cash ...........................................      $   3,131      $   2,631      $    --        $    --         $   5,762
   Short-term investments .........................           --               27          2,960           --             2,987
   Accounts and notes receivable ..................          3,502         14,187            708           --            18,397
   Inventory ......................................           --           32,009           --             --            32,009
   Prepaid expenses and other
     current assets ...............................             63          1,596           --             --             1,659
   Deferred income taxes ..........................           --            1,773           --             --             1,773
                                                    ---------------------------------------------------------------------------
     Total current assets .........................          6,696         52,223          3,668           --            62,587

Assets held for sale ..............................           --            2,162           --             --             2,162
Property and equipment, net .......................           --          112,871           --             --           112,871
Intangible assets, net ............................           --           14,385           --             --            14,385
Other assets, net .................................          1,946         15,382          1,065           --            18,393
Investment in and advances to
   subsidiaries ...................................        133,745          1,487            429       (135,661)           --
                                                    ---------------------------------------------------------------------------

Total assets ......................................      $ 142,387      $ 198,510      $   5,162      $(135,661)      $ 210,398
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     Obligations ..................................      $   2,290      $     890      $    --        $    --         $   3,180
   Accounts payable ...............................         25,113         24,564              4           --            49,681
   Accrued expenses ...............................             41         11,651             42           --            11,734
   Accrued interest ...............................          1,571           --               70           --             1,641
                                                    ---------------------------------------------------------------------------
     Total current liabilities ....................         29,015         37,105            116           --            66,236
Long-term obligations, less
   current portion above ..........................        109,372         13,531          3,130           --           126,033
Other liabilities .................................           --           14,129           --             --            14,129
Stockholders' equity ..............................          4,000        133,745          1,916       (135,661)          4,000
                                                    ---------------------------------------------------------------------------
Total liabilities and
   Stockholders' equity ...........................      $ 142,387      $ 198,510      $   5,162      $(135,661)      $ 210,398
===============================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                   for the Fiscal Quarter Ended April 29, 2000
                                 (in thousands)


                                                          Parent      Guarantor
                                                         Company     Subsidiaries     FINOP        Eliminations      Consolidated
                                                         -------     ------------     -----        ------------      ------------
Net cash (used in) provided by operating
activities ........................................      $(7,797)      $ 7,391       $    77       $          --        $  (329)
                                                    ---------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in short-term
    investments ...................................         --             128        (2,960)                 --         (2,832)
  Purchase of property and equipment ..............         --          (8,462)         --                    --         (8,462)
  Net proceeds from sale of property,
    equipment and assets held for sale ............         --           3,640          --                    --          3,640
  Investment in and (advances to)
    subsidiaries ..................................        4,886        (4,731)         (155)                 --           --
                                                    ---------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities ............................        4,886        (9,425)       (3,115)                 --         (7,654)
                                                    ---------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in revolving loan, net .................        6,148          --            --                    --          6,148
  Borrowings of long-term obligations .............         --             600          --                    --            600
  Repayment of long-term obligations ..............         (324)         (393)         --                    --           (717)
  Issuance of common stock ........................           12          --            --                    --             12
                                                    ---------------------------------------------------------------------------
Net cash provided by
  financing activities ............................        5,836           207          --                    --          6,043
                                                    ---------------------------------------------------------------------------
Increase (decrease) in cash  ......................        2,925        (1,827)       (3,038)                 --         (1,940)
Cash at beginning of fiscal year ..................          206         4,458         3,038                  --          7,702
                                                    ---------------------------------------------------------------------------
Cash at end of first fiscal quarter ...............      $ 3,131      $  2,631       $  --         $          --        $ 5,762
===============================================================================================================================


               Supplemental Consolidating Statement of Operations
                 for the First Fiscal Quarter Ended May 1, 1999
                                 (in thousands)

                                               Parent        Guarantor
                                              Company       Subsidiaries       FINOP     Eliminations       Consolidated
                                             ---------       ---------       ---------       -----           ---------
Revenues ..............................      $      61       $ 126,143       $      88       $    --         $ 126,292

Cost of goods sold and expenses:
  Cost of goods sold ..................           --            92,953            --              --            92,953
  Operating and administrative expenses             80          30,269               5            --            30,354
  Interest expense ....................          2,673              (6)            123            --             2,790
                                            --------------------------------------------------------------------------
                                                 2,753         123,216             128            --           126,097
                                            --------------------------------------------------------------------------
  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries ..........         (2,692)          2,927             (40)           --               195

Benefit from (provision for)
    income taxes ......................          1,346          (1,464)             20            --               (98)
                                            --------------------------------------------------------------------------
  Income (loss) before equity in
    income of consolidated subsidiaries         (1,346)          1,463             (20)           --                97

Equity in income (loss) of consolidated
  subsidiaries ........................          1,443             (20)           --            (1,423)           --
                                            --------------------------------------------------------------------------
    Net income (loss)  ................      $      97       $   1,443       $     (20)      $  (1,423)      $      97
======================================================================================================================

                    Supplemental Consolidating Balance Sheet
                             As Of January 29, 2000
                                 (In Thousands)

                                                       Parent         Guarantor
                                                       Company       Subsidiaries     FINOP     Eliminations      Consolidated
                                                       -------       ------------     -----     ------------      ------------
ASSETS
Current assets:
   Cash.........................................       $     206      $   4,458      $   3,038      $    --         $   7,702
   Short-term investments .......................           --              155           --             --               155
   Accounts and notes receivable, net ...........          3,526         16,199            774           --            20,499
   Inventory ....................................           --           34,804           --             --            34,804
   Prepaid expenses and other
    current assets ..............................             71          1,633           --             --             1,704
   Deferred income taxes ........................           --            2,393           --             --             2,393
                                                       ----------------------------------------------------------------------
     Total current assets .......................          3,803         59,642          3,812           --            67,257

Assets held for sale ............................           --            2,392           --             --             2,392
Property and equipment, net .....................           --          110,946           --             --           110,946
Intangible assets, net ..........................           --           14,582           --             --            14,582
Other assets, net ...............................          1,820         11,735          1,067           --            14,622
Investment in and advances to
 subsidiaries ...................................        140,164          1,638            301       (142,103)           --
                                                       ----------------------------------------------------------------------
     Total assets ...............................      $ 145,787      $ 200,935      $   5,180      $(142,103)      $ 209,799
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
   Current maturities of long-term
      obligations ...............................      $   2,008      $   1,083      $    --        $    --         $   3,091
   Accounts payable .............................         28,056         22,860           --             --            50,916
   Accrued expenses .............................            119         11,493             39           --            11,651
   Accrued interest .............................          3,417              1             72           --             3,490
                                                       ----------------------------------------------------------------------
     Total current liabilities ..................         33,600         35,437            111           --            69,148

Long-term obligations, less
 current portion above ..........................        105,318         11,596          3,130           --           120,044
Other liabilities ...............................           --           13,738           --             --            13,738
Stockholders' equity ............................          6,869        140,164          1,939       (142,103)          6,869
                                                       ----------------------------------------------------------------------
Total liabilities and
 stockholders' equity ...........................      $ 145,787      $ 200,935      $   5,180      $(142,103)      $ 209,799
-----------------------------------------------------------------------------------------------------------------------------

               Supplemental Consolidating Statement of Cash Flows
                    for the Fiscal Quarter Ended May 1, 1999
                                 (in thousands)


                                                          Parent      Guarantor
                                                         Company     Subsidiaries     FINOP        Eliminations      Consolidated
                                                         -------     ------------     -----        ------------      ------------
Net cash (used in) provided by operating
activities ........................................      $(9,186)      $ 9,352       $   228       $          --        $   394
                                                        -----------------------------------------------------------------------
Cash flows from investing activities:
  Increase in short-term
    investments ...................................         --            --             (28)                 --            (28)
  Purchase of property and equipment ..............         --          (8,326)         --                    --         (8,326)
  Net proceeds from sale of property,
    equipment and assets held for sale ............         --           4,231          --                    --          4,231
  Investment in and (advances to)
    subsidiaries ..................................        3,129        (2,975)         (154)                 --           --
                                                   --------------------------- ------------- --------------------------------------
Net cash provided by (used in)
  investing activities ............................        3,129        (7,070)         (182)                 --         (4,123)
                                                   --------------------------- ------------- --------------------------------------
Cash flows from financing activities:
  Increase in revolving loan, net .................        5,900          --            --                    --          5,900
  Repayment of long-term obligations ..............         (293)          (51)         --                    --           (344)
  Issuance of common stock ........................           15          --            --                    --             15
                                                   --------------------------- ------------- --------------------------------------
Net cash provided by (used in)
  financing activities ..............................      5,622           (51)         --                    --          5,571
                                                   --------------------------- ------------- --------------------------------------

(Decrease) increase in cash .......................         (435)        2,231            46                  --          1,842
Cash at beginning of fiscal year ..................          519         2,848          --                    --          3,367
                                                   --------------------------- ------------- --------------------------------------

Cash at end of first fiscal quarter ...............      $    84       $ 5,079       $    46       $          --        $ 5,209
===================================================================================================================================

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

FIRST QUARTER FISCAL YEAR 2001 RESULTS COMPARED TO FIRST QUARTER FISCAL YEAR 2000 RESULTS

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   For the First Fiscal
                                                       Quarter Ended

                                                   APRIL 29,        MAY 1,
                                                     2000            1999
                                                     ----            ----
----------------------------------------------------------------------------
Revenues ....................................      $ 172,934       $ 126,292

Cost of goods sold and expenses:
  Cost of goods sold ........................        137,411          92,953
  Operating and administrative expenses .....         37,736          30,354
  Interest expense ..........................          3,126           2,790
                                                  ----------      ----------
                                                     178,273         126,097
                                                  ----------      ----------
Income (loss) before incomes taxes ..........         (5,339)            195

Benefit from (provision for)
   income taxes .............................          2,458             (98)
                                                  ----------     -----------
          Net income (loss) .................      $  (2,881)      $      97
----------------------------------------------------------------------------
Income (loss) per share:
   Basic and diluted ........................      $   (0.59)      $    0.02

REVENUES

Revenues for the quarter increased $46.6 million compared to the same period for the prior year. A summary of revenues by functional area is shown below:

                            For the Fiscal Quarter Ended
                        April 29, 2000            May 1, 1999
                        --------------            -----------
                                   (in millions)
Convenience Stores         $   89.8                $   79.3
Gasoline                       83.0                    46.8
Other                           0.1                      .2
                           --------                --------
Total                      $  172.9                $  126.3
                           ========                ========

Convenience store revenues increased $10.5 million, or 13.2%, as a result of a 10.2% increase in comparable corporate store sales and the opening of 21 new stores during the prior four quarters, partially offset by the closure or sale of 47 underperforming stores during the same period. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations, because the majority of stores closed or sold had been operating at a loss.

Gasoline revenues increased $36.2 million as a result of an increase of 12.8 million gallons of gasoline sold and 39.4 cents per gallon increase in the average selling price of gasoline. Gallons sold increased 27.3%, to 59.7 million gallons from 46.9 million gallons, as a result of the new store openings described above and a 1.5% increase in comparable store gallons sold.

GROSS PROFIT

Gross profit increased $2.2 million. A summary of gross profit by functional area is shown below:

                                              For the Fiscal Quarter Ended
                                              April 29,2000      May 1,1999
                                              -------------      ----------
                                                      (in millions)

Convenience Stores                                 $30.2             $ 27.7
Gasoline                                             5.2                5.4
Other                                                0.1                 .2
                                                   -----             ------
Total                                              $35.5             $ 33.3
                                                   =====             ======


Convenience store gross profits increased by $2.5 million or 9.0%. The increase was attributable to the increase in convenience store sales, as described above. Convenience store gross profit margin decreased slightly as a result of a decrease in gross profit margin for tobacco products. The decrease in gross profit margin for tobacco products is attributable to increases in the wholesale cost of cigarettes.

Gasoline gross profits decreased $0.2 million. This decrease is primarily attributable to a 2.85 cents per gallon decline in margin, offset partially by the increase in gallons sold, as described above. The decline in gasoline margin is due to increases in crude oil prices and wholesale gasoline costs.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $7.3 million. A summary of operating and administrative expenses is shown below:

                                     For the Fiscal   Quarter Ended
                                      April 29,2000    May 1,1999
                                      -------------    ----------
                                              (in millions)

Operating Expenses                        $  30.5       $  25.9
General & Administrative Expenses             7.2           4.5
                                          -------       -------
Total                                     $  37.7       $  30.4
                                          =======       =======

Operating expenses increased as a result of higher store wages, equipment rental expenses and occupancy costs. General and administrative expenses were higher due to increased costs for wages, employee benefits and commercial insurance. In addition, both operating and general and administrative expenses were impacted by costs associated with the closing or selling of 20 non-strategic or underperforming stores. The prior year first quarter results include a pre-tax gain of $1.3 million recognized on the sale of certain assets. The prior year expenses of $30.4 million are net of the $1.3 million gain.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense increased $0.3 million as a result of higher average borrowings under the revolving credit facility and capital leases.

Inflation did not have a material effect on the Company's revenues, gross profit, and operating and administrative expenses in the first quarters of fiscal 2001 and 2000 other than the increases in the cost of cigarettes, gasoline and labor in fiscal year 2001, as identified above.

The effective tax rate for the Company was a benefit of 46.0% and a provision of 50.0% for the first quarters of fiscal years 2001 and 2000, respectively. The effective tax rates are higher than the statutory rates due to nondeductible amortization of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to pursue expansion initiatives in its retail operations, although at a slower rate than in fiscal years 2000 and 1999 (see "Capital Expenditures"). The capital expenditures of the Company are generally funded by the excess operating cash flow available after debt service, the proceeds from the sale of property, equipment and assets held for sale and other forms of long-term asset financing or leasing including sale/leaseback transactions. Additionally, the Company has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. The Company can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 2003. As of April 29, 2000, the Company had $20.4 million in outstanding revolving credit loans and had $5.4 million in outstanding letters of credit under the facility.

At April 29, 2000, the Company had $32.6 million available under forward commitments that provide real estate sale/leaseback or mortgage financing on a long-term basis to fund the real estate acquisitions associated with its new store development program. The Company accounts for these real estate sale/leaseback transactions as either operating leases or mortgages.

Management believes that the cash flow from operations, the proceeds from the sale of certain assets held for sale and other forms of asset financing or leasing, supplemented by the availability under the revolving credit facility, will provide the Company with adequate liquidity and the capital necessary to achieve its expansion initiatives.

CASH FLOW FROM OPERATING ACTIVITIES

During the current year's first quarter, net cash provided by operating activities decreased $0.7 million compared to the same period of the prior year. This decrease was primarily a result of the decreased earnings of the Company and a reduction in accounts payable in the fiscal year 2001 first quarter, partially offset by a reduction of accounts and notes receivable, inventory and the net change in other assets and liabilities in the fiscal year 2001 first quarter.

CASH USED BY INVESTING ACTIVITIES

Net cash used in investing activities was $7.7 million in the current year first quarter compared to $4.1 million in the prior year. The increase in cash used was primarily the result of purchases of short-term investments and lower proceeds from the sale of property, equipment and assets held for sale.

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $6.0 million for the current year first quarter compared to $5.6 million for the same period of the prior year. The increase was primarily the result of higher borrowings under the Company's revolving credit facility in the current fiscal year first quarter.

CAPITAL EXPENDITURES

The Company anticipates spending approximately $15.3 million, net of sale/leaseback transactions, for capital expenditures in fiscal year 2001 by purchasing store and gasoline equipment for up to 15 new stores, remodeling a certain number of existing store and gasoline locations and implementing and/or upgrading office and store technology.

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

BUSINESS OUTLOOK

This Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified by the words "anticipate", "believe", "expect", "plan", "intend", "should", "estimate", and similar expressions. These forward-looking statements include statements relating to the Company's plans and objectives to upgrade and remodel store locations, to build new stores, to sell or lease certain assets, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, the future profitability of the Company, the availability of desirable store locations, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, general economic conditions and other factors disclosed in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any instruments that it believes would be materially affected by any future interest rate changes.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled NEW ENGLAND DAIRIES, INC. V. DAIRY MART CONVENIENCE STORES, INC. AND DAIRY MART, INC., Civil Action No. 397CU00894 (US District Court, CT). The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. Trial is currently expected to take place in October of calendar year 2000. The Company has recognized no provision for any possible loss in the accompanying financial statements. The action is more fully described in the Company's Form 10-K for the fiscal year ended January 29, 2000 as filed with the Securities and Exchange Commission.

During the first fiscal quarter, the two cases, consolidated as DAIRY MART CONVENIENCE STORES INC. DERIVATIVE LITIGATION in the Delaware Court of Chancery of New Castle County as consolidated C.A. No. 14713, were dismissed upon completion of the terms of a previously disclosed settlement.

Item 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held at the Company's corporate office in Hudson, Ohio, on February 8, 2000. At the meeting, the Company's shareholders voted on a proposed amendment to the Company's Restated Certificate of Incorporation. The amendment reclassified the Company's former Class A Common Stock and Class B Common Stock into a new, single class of Common Stock. At the close of business on January 3, 2000 (the Date of Record for the meeting), the Company had outstanding 3,307,730 Class A Common Shares and 1,439,680 Class B Common Shares, and 2,924,164 Class A Common Shares and 1,278,078 Class B Common Shares were represented at the meeting in person or by proxy and entitled to vote thereat. The amendment was approved as 2,902,971 Class A shares and 1,275,096 Class B shares voted in favor of the proposal. The reclassification became effective as of the open of business on February 9, 2000. There were no other matters of business.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          a)   Exhibits:

               1.   Exhibit (11) - Statement re Computation of Per-Share
                    Earnings.
               2.   Exhibit (27) - Financial Data Schedule.
                    Submitted in electronic format only.

               b)   Reports on Form 8-K

                    During the first quarter of fiscal year 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DAIRY MART CONVENIENCE STORES, INC.




DATE:  June 12, 2000            /s/   Gregory G. Landry
                                -----------------------
                                Gregory G. Landry
                                Vice Chairman and
                                Chief Financial Officer