Form 10-Q
period 2000-07-29
DAIRY MART CONVENIENCE STORES INC
filed 2000-09-12
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended JULY 29, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   _X_    No ___



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        SHARES OF COMMON STOCK OUTSTANDING SEPTEMBER 6, 2000 - 4,979,813

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                            FOR THE FISCAL                           FOR THE TWO FISCAL
                                                            QUARTER ENDED                              QUARTERS ENDED
                                                            -------------                              --------------

                                                    JULY 29,              JULY 31,             JULY 29,               JULY 31,
                                                      2000                  1999                 2000                   1999
                                                      ----                  ----                 ----                   ----

------------------------------------------------------------------------------------------------------------------------------

    Revenues ................................      $ 195,810             $ 155,550             $ 368,744             $ 281,903

    Cost of goods sold and expenses:
      Cost of goods sold ....................        153,943               117,079               291,353               210,034
      Operating and administrative expenses..         38,414                33,560                76,151                63,914
      Interest expense ......................          3,295                 2,697                 6,422                 5,546
                                                   ---------             ---------             ---------             ---------

                                                     195,652               153,336               373,926               279,494
                                                   ---------             ---------             ---------             ---------

    Income (loss) before income taxes .......            158                 2,214                (5,182)                2,409

    Benefit from (provision for) income
          taxes .............................            (64)               (1,058)                2,394                (1,155)
                                                   ---------             ---------             ---------             ---------

      Net income (loss) .....................      $      94             $   1,156             $  (2,788)            $   1,254
------------------------------------------------------------------------------------------------------------------------------

    Earnings (loss) per share - Basic .......      $    0.02             $    0.24             $   (0.57)            $    0.26

    Earnings (loss) per share - Diluted .....      $    0.02             $    0.23             $   (0.57)            $    0.25



   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)



                                                                         JULY 29, 2000        JANUARY 29, 2000
--------------------------------------------------------------------------------------------------------------
ASSETS

 Current assets:

    Cash ......................................................            $   5,194             $   7,702
    Short-term investments ....................................                2,882                   155
    Accounts and notes receivable .............................               20,901                20,499
    Inventory .................................................               29,320                34,804
    Prepaid expenses and other current assets .................                2,113                 1,704
    Deferred income taxes .....................................                1,636                 2,393
                                                                           ---------             ---------
       Total current assets ...................................               62,046                67,257

Assets held for sale ..........................................                1,646                 2,392

Property and equipment, net ...................................              113,359               110,946

Intangible assets, net ........................................               14,188                14,582

Other assets, net .............................................               15,497                14,622
                                                                           ---------             ---------

Total assets ..................................................            $ 206,736             $ 209,799
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Current maturities of long-term obligations ...............            $   3,403             $   3,091
    Accounts payable ..........................................               50,069                50,916
    Accrued expenses ..........................................                9,193                11,651
    Accrued interest ..........................................                4,008                 3,490
                                                                           ---------             ---------
      Total current liabilities ...............................               66,673                69,148

Long-term obligations, less current portion above .............              122,295               120,044

Other liabilities .............................................               13,502                13,738

Stockholders' equity:
    Common stock ..............................................                   70                    69
    Paid-in capital ...........................................               32,291                32,107
    Retained deficit ..........................................              (13,090)              (10,302)
    Treasury stock, at cost ...................................              (15,005)              (15,005)
                                                                           ---------             ---------
       Total stockholders' equity .............................                4,266                 6,869
                                                                           ---------             ---------

Total liabilities and stockholders' equity ....................            $ 206,736             $ 209,799
----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                   FOR THE TWO FISCAL
                                                                                     QUARTERS ENDED
                                                                             JULY 29,             JULY 31,
                                                                               2000                 1999
                                                                               ----                 ----

 Cash flows from operating activities:

    Net income (loss)  ..........................................            $ (2,788)            $  1,254
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Depreciation and amortization ..............................               7,132                5,716
     Change in deferred income taxes ............................              (2,691)               1,155
     (Gain) loss on disposition of properties, net ..............                 219               (1,516)
     Net change in assets and liabilities:
       Accounts and notes receivable ............................                 (84)              (3,210)
       Inventory ................................................               5,484               (3,468)
       Accounts payable .........................................                (847)               7,186
       Accrued interest .........................................                 518                   18
       Other assets and liabilities .............................              (1,178)                (257)
----------------------------------------------------------------------------------------------------------

 Net cash provided by operating activities ......................               5,765                6,878
----------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:

    Purchase of short-term investments ..........................              (2,727)                (421)
    Purchase of property and equipment ..........................             (13,002)             (10,065)
    Net proceeds from sale of property, equipment and
      assets held for sale ......................................               4,816                5,887
----------------------------------------------------------------------------------------------------------

 Net cash used in investing activities ..........................             (10,913)              (4,599)
----------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:

    Increase in revolving loan, net .............................               1,680                  100
    Borrowings of long-term obligations .........................               2,266                   --
    Repayment of long-term obligations ..........................              (1,491)              (3,380)
    Issuance of common stock ....................................                 185                   28
----------------------------------------------------------------------------------------------------------

 Net cash provided by (used in) financing activities ............               2,640               (3,252)
----------------------------------------------------------------------------------------------------------

 Decrease in cash ...............................................              (2,508)                (973)
 Cash at beginning of fiscal year ...............................               7,702                3,367
----------------------------------------------------------------------------------------------------------

 Cash at end of second fiscal quarter ...........................            $  5,194             $  2,394
----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 29, 2000
                                   (Unaudited)


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

1.       Accounting Policies

The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 29, 2000 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year

2.       Changes in Capital Accounts

An analysis of the capital stock accounts for the first two fiscal quarters ended July 29, 2000 follows:

                                     COMMON STOCK ISSUED                       PAID-IN CAPITAL IN
                                             AT                                     EXCESS OF
                                       $.01 PAR VALUE           AMOUNT              PAR VALUE
                                       --------------           ------              ---------

Balance January 29, 2000                 6,948,556             $69,477             $32,106,895
Employee stock purchase plan                12,935                 129                  32,761
Stock options exercised                     11,875                 119                  34,256
Stock awards                                43,000                 430                 117,820
                                         ---------             -------             -----------
Balance July 29, 2000                    7,016,366             $70,155             $32,291,732
                                         ---------             -------             -----------


As of July 29, 2000, there were 2,057,178 shares of Common Stock held as treasury stock at an aggregate cost of $15,004,847 leaving 4,959,188 shares outstanding.

3.       Earnings (Loss) Per Share

Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share were 4,918,229 and 4,861,686 for the second fiscal quarters ended July 29, 2000 and July 31, 1999, respectively, and 4,906,912 and 4,858,413 for the first two fiscal quarters ended July 29, 2000 and July 31, 1999, respectively. The weighted average number of shares used in the calculation of diluted earnings per share were 5,138,783 and 4,946,245 for the second fiscal quarters ended July 29, 2000 and July 31, 1999, respectively, and 4,906,912 and 4,918,712 for the first two fiscal quarters ended July 29, 2000 and July 31, 1999, respectively.


4.       Seasonality

The results of operations for the first two fiscal quarters ended July 29, 2000 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.


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

               Supplemental Consolidating Statement of Operations
                 for the Two Fiscal Quarters Ended July 29, 2000
                                 (in thousands)


                                                            Parent        Guarantor
                                                           Company       Subsidiaries       FINOP       Eliminations    Consolidated
                                                           -------       ------------       -----       ------------    ------------


Revenues ..........................................       $     171        $ 368,461        $ 112        $      --       $ 368,744

Cost of goods sold and expenses:
  Cost of goods sold ..............................              --          291,353           --               --         291,353
  Operating and administrative expenses ...........             171           75,970           10               --          76,151
  Interest expense ................................           5,957              343          122               --           6,422
                                                          ------------------------------------------------------------------------

                                                              6,128          367,666          132               --         373,926
                                                          ------------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries ......................          (5,957)             795          (20)              --          (5,182)

Benefit from (provision for)
    income taxes ..................................           2,740             (355)           9               --           2,394
                                                          ------------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries ...........          (3,217)             440          (11)              --          (2,788)

Equity in income (loss) of consolidated
    subsidiaries ..................................             429              (11)          --             (418)             --

                                                          ---------        ---------        -----        ---------       ---------
    Net income (loss) .............................       $  (2,788)       $     429        $ (11)       $    (418)      $  (2,788)
===================================================================================================================================

                    Supplemental Consolidating Balance Sheet
                               as of July 29, 2000
                                 (in thousands)



                                                            Parent      Guarantor
                                                           Company     Subsidiaries     FINOP       Eliminations    Consolidated
                                                           -------     ------------     -----       ------------    ------------
ASSETS

Current assets:
   Cash ...........................................       $  2,617       $  2,465       $  112       $      --        $  5,194
   Short-term investments .........................             --             --        2,882              --           2,882
   Accounts and notes receivable ..................          3,233         17,069          599              --          20,901
   Inventory ......................................             --         29,320           --              --          29,320
   Prepaid expenses and other
     current assets ...............................             32          2,081           --              --           2,113
   Deferred income taxes ..........................             --          1,636           --              --           1,636
                                                          --------------------------------------------------------------------
     Total current assets .........................          5,882         52,571        3,593              --          62,046

Assets held for sale ..............................             --          1,646           --                           1,646
Property and equipment, net .......................             --        113,359           --              --         113,359
Intangible assets, net ............................             --         14,188           --              --          14,188
Other assets, net .................................          1,995         12,438        1,064              --          15,497
Investment in and advances to
   subsidiaries ...................................        137,859          1,350          566        (139,775)             --
                                                          --------------------------------------------------------------------

Total assets ......................................       $145,736       $195,552       $5,223       $(139,775)       $206,736
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     obligations ..................................       $  2,491       $    912       $   --       $      --        $  3,403
   Accounts payable ...............................         30,018         20,051           --              --          50,069
   Accrued expenses ...............................             95          9,052           46              --           9,193
   Accrued interest ...............................          3,877             --          131              --           4,008
                                                          --------------------------------------------------------------------
     Total current liabilities ....................         36,481         30,015          177              --          66,673
                                                          --------------------------------------------------------------------

Long-term obligations, less
   Current portion above ..........................        104,989         14,176        3,130              --         122,295
Other liabilities .................................             --         13,502           --              --          13,502
Stockholders' equity ..............................          4,266        137,859        1,916        (139,775)          4,266
                                                          --------------------------------------------------------------------

Total liabilities and
   stockholders' equity ...........................       $145,736       $195,552       $5,223       $(139,775)       $206,736

==============================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                 for the Two Fiscal Quarters Ended July 29, 2000
                                 (in thousands)


                                                             PARENT     GUARANTOR
                                                            COMPANY    SUBSIDIARIES      FINOP      ELIMINATIONS   CONSOLIDATED
                                                            -------    ------------      -----      ------------   ------------


Net cash (used in) provided by operating
         activities .................................      $  (126)      $  5,643       $   248       $      --      $  5,765
                                                           ------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of and change in short-term
    Investments .....................................           --            155        (2,882)             --        (2,727)
  Purchase of property and equipment ................           --        (13,002)           --              --       (13,002)
  Proceeds from sale of property,
    Equipment and assets held for sale ..............           --          4,816            --              --         4,816
  Investment in and advances to
    subsidiaries ....................................          771           (479)         (292)             --            --
                                                           ------------------------------------------------------------------
Net cash provided by (used in)
    investing activities ............................          771         (8,510)       (3,174)             --       (10,913)
                                                           ------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings of long-term obligations ...............           --          1,680            --              --         1,680
  Increase in revolving loan, net ...................        2,266             --            --              --         2,266
  Repayment of long-term obligations ................         (685)          (806)           --              --        (1,491)
  Issuance of common stock ..........................          185             --            --              --           185
                                                           ------------------------------------------------------------------
Net cash provided by
  financing activities ..............................        1,766            874            --              --         2,640
                                                           ------------------------------------------------------------------

Increase (decrease) in cash .........................        2,411         (1,993)       (2,926)             --        (2,508)
Cash at beginning of fiscal year ....................          206          4,458         3,038              --         7,702
                                                           ------------------------------------------------------------------

Cash at end of second fiscal quarter ................      $ 2,617       $  2,465       $   112       $      --      $  5,194
=============================================================================================================================

               Supplemental Consolidating Statement of Operations
                 for the Two Fiscal Quarters Ended July 31, 1999
                                 (in thousands)




                                                           Parent        Guarantor
                                                          Company       Subsidiaries     FINOP      Eliminations   Consolidated
                                                          -------       ------------     -----      ------------   ------------


Revenues ..........................................      $     116       $ 281,624       $ 163       $      --       $ 281,903

Cost of goods sold and expenses:
  Cost of goods sold ..............................             --         210,034          --              --         210,034
  Operating and administrative expenses ...........            152          63,751          11              --          63,914
  Interest expense ................................          4,981             453         112              --           5,546
                                                         ---------------------------------------------------------------------

                                                             5,133         274,238         123              --         279,494
                                                         ---------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries ......................         (5,017)          7,386          40              --           2,409

Benefit from (provision for)
    income taxes ..................................          2,508          (3,643)        (20)             --          (1,155)
                                                         ---------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries ...........         (2,509)          3,743          20              --           1,254

Equity in income (loss) of consolidated
  subsidiaries ....................................          3,763              20          --          (3,783)             --
                                                         ---------------------------------------------------------------------

    Net income (loss) .............................      $   1,254       $   3,763       $  20       $  (3,783)      $   1,254
==============================================================================================================================

                    Supplemental Consolidating Balance Sheet
                             As Of January 29, 2000
                                 (In Thousands)



                                                          Parent        Guarantor
                                                         Company       Subsidiaries      FINOP        Eliminations      Consolidated
                                                         -------       ------------      -----        ------------      ------------
ASSETS

Current assets:
   Cash.........................................         $    206        $  4,458        $3,038        $      --         $  7,702
   Short-term investments .......................              --             155            --               --              155
   Accounts and notes receivable, net ...........           3,526          16,199           774               --           20,499
   Inventory ....................................              --          34,804            --               --           34,804
   Prepaid expenses and other
    current assets ..............................              71           1,633            --               --            1,704
   Deferred income taxes ........................              --           2,393            --               --            2,393
                                                         ------------------------------------------------------------------------
     Total current assets .......................           3,803          59,642         3,812               --           67,257

Assets held for sale ............................              --           2,392            --               --            2,392
Property and equipment, net .....................              --         110,946            --               --          110,946
Intangible assets, net ..........................              --          14,582            --               --           14,582
Other assets, net ...............................           1,820          11,735         1,067               --           14,622
Investment in and advances to
 subsidiaries ...................................         140,164           1,638           301         (142,103)              --
                                                         ------------------------------------------------------------------------

     Total assets ...............................        $145,787        $200,935        $5,180        $(142,103)        $209,799

---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
   Current maturities of long-term
      obligations ...............................        $  2,008        $  1,083        $   --        $      --         $  3,091
   Accounts payable .............................          28,056          22,860            --               --           50,916
   Accrued expenses .............................             119          11,493            39               --           11,651
   Accrued interest .............................           3,417               1            72               --            3,490
                                                         ------------------------------------------------------------------------
     Total current liabilities ..................          33,600          35,437           111               --           69,148

Long-term obligations, less
 current portion above ..........................         105,318          11,596         3,130               --          120,044
Other liabilities ...............................              --          13,738            --               --           13,738
Stockholders' equity ............................           6,869         140,164         1,939         (142,103)           6,869
                                                         ------------------------------------------------------------------------

Total liabilities and
 stockholders' equity ...........................        $145,787        $200,935        $5,180        $(142,103)        $209,799

=================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                 for the Two Fiscal Quarters Ended July 31, 1999
                                 (in thousands)


                                                        Parent       Guarantor
                                                       Company      Subsidiaries       FINOP        Eliminations     Consolidated
                                                       -------      ------------       -----        ------------     ------------


Net cash (used in) provided by operating
activities ...................................        $  (569)        $  7,312         $ 135         $      --        $  6,878
                                                      ------------------------------------------------------------------------

Cash flows from investing activities:
  Decrease in short-term
    investments ..............................             --             (371)          (50)               --            (421)
  Purchase of property and equipment .........             --          (10,065)           --                --         (10,065)
  Net proceeds from sale of property,
    equipment and assets held for sale .......             --            5,887            --                --           5,887
  Investment in and (advances to)
    subsidiaries .............................          3,259           (3,027)         (232)               --              --
                                                      ------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities .......................          3,259           (7,576)         (282)               --          (4,599)
                                                      ------------------------------------------------------------------------

Cash flows from financing activities:
  Increase in revolving loan, net ............            100               --            --                --             100
  Repayment of long-term obligations .........         (3,273)            (107)           --                --          (3,380)
  Issuance of common stock ...................             28               --            --                --              28
                                                      ------------------------------------------------------------------------

Net cash (used in) provided by
financing activities .........................         (3,145)            (107)           --                --          (3,252)
                                                      ------------------------------------------------------------------------

(Decrease) increase in cash ..................           (455)            (371)         (147)               --            (973)
Cash at beginning of fiscal year .............            519            2,848            --                --           3,367
                                                      ------------------------------------------------------------------------

Cash at end of second fiscal quarter .........        $    64         $  2,477         $(147)        $      --        $  2,394
==============================================================================================================================

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

SECOND QUARTER FISCAL YEAR 2001 RESULTS COMPARED TO SECOND QUARTER FISCAL YEAR 2000 RESULTS

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             FOR THE FISCAL                          FOR THE TWO FISCAL
                                                              QUARTER ENDED                            QUARTERS ENDED
                                                              -------------                            --------------

                                                      JULY 29,             JULY 31,             JULY 29,             JULY 31,
                                                        2000                 1999                 2000                 1999
                                                        ----                 ----                 ----                 ----

-----------------------------------------------------------------------------------------------------------------------------

    Revenues ...............................         $ 195,810            $ 155,550            $ 368,744            $ 281,903

    Cost of goods sold and expenses: .......
      Cost of goods sold ...................           153,943              117,079              291,353              210,034
      Operating and administrative expenses.            38,414               33,560               76,151               63,914
      Interest expense .....................             3,295                2,697                6,422                5,546
                                                     ---------            ---------            ---------            ---------

                                                       195,652              153,336              373,926              279,494
                                                     ---------            ---------            ---------            ---------

    Income (loss) before income taxes ......               158                2,214               (5,182)               2,409

    Benefit from (provision for) income
         taxes .............................               (64)              (1,058)               2,394               (1,155)
                                                     ---------            ---------            ---------            ---------

      Net income (loss) ....................         $      94            $   1,156            $  (2,788)           $   1,254
-----------------------------------------------------------------------------------------------------------------------------

    Earnings (loss) per share - Basic ......         $    0.02            $    0.24            $   (0.57)           $    0.26

    Earnings (loss) per share - Diluted ....         $    0.02            $    0.23            $   (0.57)           $    0.25

REVENUES

Revenues for the first two fiscal quarters of the current year increased $86.8 million compared to the same period for the prior year. Revenues for the second quarter increased $40.2 million compared to the same period for the prior year. A summary of revenues by functional area is shown below:


                                For the Second Fiscal              For the Two Fiscal
                                    Quarter Ended                    Quarters Ended
                             --------------------------        -------------------------

                              July 29,         July 31,        July 29,         July 31,
                               2000              1999            2000             1999
                             --------         ---------        --------         --------
                                                     (in millions)

Convenience Stores           $  101.3         $   96.7         $  190.8         $  175.9
Gasoline                         94.2             58.7            177.3            105.5
Other                              .3               .2               .6               .5
                             --------         --------         --------         --------
Total                        $  195.8         $  155.6         $  368.7         $  281.9
                             ========         ========         ========         ========




Convenience store revenues increased $14.9 million or 8.5% in the current year first two quarters compared to the prior year first two quarters and convenience store revenues increased $4.6 million, or 4.8% in the current year second quarter. This increase was the result of a 5.5% increase in comparable corporate store merchandise sales in the current year first two quarters compared to the prior year first two quarters, a 1.5% increase in comparable convenience store merchandise sales in the current year second quarter as compared to the prior year second quarter, and the opening of nineteen new stores during the prior four quarters, partially offset by the closure and/or sale of sixty-one under performing stores during the same period.

Gasoline revenues increased $71.8 million in the current year first two quarters compared to the prior year as a result of an increase of 20.7 million gallons of gasoline sold and a 41.4 cents per gallon increase in the average retail selling price of gasoline. Gasoline revenues increased $35.5 million in the current year second quarter compared to the prior year as a result of an increase of 8.0 million gallons of gasoline sold and a 44.0 cents per gallon increase in the average retail selling price of gasoline.

GROSS PROFIT

Gross profit increased $5.7 million for the first two quarters and $3.4 million for the second quarter. A summary of gross profit by functional area is shown below:


                              For the Second Fiscal            For the Two Fiscal
                                  Quarter Ended                  Quarters Ended
                            -------------------------       -------------------------

                            July 29,         July 31,       July 29,         July 31,
                              2000             1999           2000             1999
                             -------         --------        -------         --------
                                                 (in millions)

Convenience Stores           $  34.3         $  32.9         $  64.5         $  60.6
Gasoline                         7.3             5.4            12.5            10.8
Other                             .3              .2              .6              .5
                             -------         -------         -------         -------
Total                        $  41.9         $  38.5         $  77.6         $  71.9
                             =======         =======         =======         =======


Convenience store gross profits increased by $3.9 million or 6.4% for the current year first two quarters compared to the prior year, and by $1.4 million or 4.2% in the current year second quarter. The increase was attributable to the increase in convenience store sales, as described above. The convenience store gross profit margin percentage decreased during the current year first two quarters compared to the prior year. This decrease was primarily attributable to an increase in the wholesale cost of cigarettes.

Gasoline gross profits increased $1.7 million for the current year first two quarters compared to the prior year first two quarters and increased $1.9 million in the current year second quarter. The increase for the current year first two quarters was primarily attributable to an increase in gallons sold, as described above. The increase for the current year second quarter was primarily attributable to an increase in gallons sold, as described above, and a 1.93 cents per gallon increase in the gasoline gross profit margin as compared to the same period of the prior year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $12.3 million for the current year first two quarters compared to the prior year first two quarters, and increased $4.8 million in the current year second quarter. A summary of operating and administrative expenses is shown below:

                                    For the Second Fiscal            For the Two Fiscal
                                        Quarter Ended                  Quarters Ended
                                   -----------------------        ------------------------

                                   July 29,        July 31,       July 29,        July 31,
                                     2000           1999            2000            1999
                                   -------         -------         -------         -------
                                                        (in millions)

Operating Expenses                 $  30.9         $  27.7         $  61.4         $  53.6
General & Administrative
     Expenses                          7.5             5.9            14.8            10.3
                                   -------         -------         -------         -------
Total                              $  38.4         $  33.6         $  76.2         $  63.9
                                   =======         =======         =======         =======


Operating expenses increased as a result of higher store wages, equipment rental expenses and occupancy costs. General and administrative expenses were higher due to increased costs for wages, employee benefits and commercial insurance. In addition, both operating and general and administrative expenses were impacted by costs associated with the closing or selling of 61 non-strategic or underperforming stores during the first two quarters of the current year. The prior year first two quarters results include a pre-tax gain of $1.3 million recognized on the sale of certain assets. The prior year first two quarters expenses of $63.9 million are net of the $1.3 million gain.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense increased $.9 million for the current year first two quarters compared to the prior year first two quarters, and increased $.6 million in the current year second quarter as a result of increased interest rates and higher average borrowings under the revolving credit facility and capital leases.

Inflation did not have a material effect on the Company's revenues, gross profit, and operating and administrative expenses in the first two quarters of fiscal 2001 and 2000 other than the increases in the cost of cigarettes, gasoline and wages in fiscal year 2001, as identified above.

The effective tax rate for the Company was a benefit of 46% and a provision of 48% for the first two quarters of fiscal years 2001 and 2000, respectively. The effective tax rates are higher than the statutory rates due to nondeductible amortization of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. The Company can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 2003. As of July 29, 2000, the Company had $16.6 million in outstanding revolving credit loans and had $5.4 million in outstanding letters of credit under the facility.

At July 29, 2000, the Company had $31.6 million available under forward commitments that provide real estate sale/leaseback or mortgage financing on a long-term basis to fund the real estate acquisitions associated with its new store development program. The Company accounts for these real estate transactions as either operating leases or mortgages.

The capital expenditures of the Company are generally funded by the excess operating cash flow available after debt service, the proceeds from the sale of property, equipment and assets held for sale and other forms of long-term asset financing or leasing including sale/leaseback transactions.

CASH FLOW FROM OPERATING ACTIVITIES

Net cash provided by operating activities was $5.8 million in the current year first two fiscal quarters compared to $6.9 million in the same period of the prior year. This change was primarily the result of decreased earnings of the Company and an increase in deferred taxes, offset by reductions in inventory and accounts and notes receivable.

CASH USED BY INVESTING ACTIVITIES

Net cash used in investing activities was $10.9 million in the current year first two fiscal quarters compared to $4.6 million in the same period of the prior year. The increase in cash used was primarily the result of increased purchases of short-term investments, property and equipment and lower proceeds from the sale of property, equipment and assets held for sale.


CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $2.6 million for the current year first two quarters compared to net cash used of $3.3 million for the same period of the prior year. The increase was primarily the result of higher borrowings under the Company's revolving credit facility and fixed asset financing and lowered debt repayments in the first two fiscal quarters of the current year. Prior year debt repayments included repayment of a mortgage obligation on the Company's former headquarters facility.

CAPITAL EXPENDITURES

The Company had previously disclosed that it anticipated spending approximately $15.3 million, net of sale leaseback transactions, for capital expenditures in fiscal year 2001 by purchasing store and gasoline equipment for up to 15 new stores, remodeling a certain number of existing store and gasoline locations, and implementing or upgrading office and store technology. During the first two quarters of the current fiscal year, the Company opened 7 new locations. In May, 2000 the Company announced that it retained an investment banker to explore all the Company's strategic alternatives, including the possible sale of the Company. As a result, the Company expects that the balance of the new store openings and related capital expenditures will be deferred pending the results of this evaluation of strategic alternatives.

ENVIRONMENTAL RESPONSIBILITY

The Company's financial statements are prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which provides guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to release of regulated substances from existing and previously operated retail gasoline facilities.

SIGNIFICANT EVENTS

In May, 2000, the Company retained Morgan Keegan & Company, Inc. to explore all the Company's strategic alternatives, including the possible sale of the Company. Management makes no representations as to the likely outcome of any strategic alternatives.

BUSINESS OUTLOOK

This Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified by the words "anticipate", "believe", "expect", "plan", "intend", "should", "estimate", and similar expressions. These forward-looking statements include statements relating to the Company's plans and objectives to upgrade and remodel store locations, to build new stores, to sell or lease certain assets, to explore strategic alternatives, including the possible sale of the Company, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, the future profitability of the Company, the availability of desirable store locations, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, general economic conditions and other factors disclosed in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the Sheraton Suites in Cuyahoga Falls, Ohio, on May 25, 2000. At the Annual Meeting the Company's shareholders elected the following persons, nominated by the Company's Nominating Committee, by the votes indicated:



              Dairy Mart Nominees                 For             Withheld
              -------------------                 ---             --------
              Albert T. Adams                  2,643,611           8,979
              Frank W. Barrett                 2,643,611           8,979
              J. Kermit Birchfield, Jr.        2,643,611           8,979
              John W. Everts                   2,643,611           8,979
              William A. Foley                 2,643,611           8,979
              Thomas W. Janes                  2,643,611           8,979
              Gregory G. Landry                2,643,611           8,979
              Robert B. Stein, Jr.             2,643,611           8,979


The Company has previously disclosed the terms of a settlement relating to a proxy contest led by Frank Colaccino in a Current Report filed with the Securities and Exchange Commission on Form 8-K on May 24, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)         Exhibits:

           1.   Exhibit (10.1.1) - Second Amendment to Credit
                   Agreement, dated as of July 28, 2000 among the Company, the Banks from time to time parties hereto and Citizens Bank of Connecticut, as agent is filed herewith.

           2.   Exhibit (11) - Statement re Computation of Per-Share Earnings.

           3.   Exhibit (27) - Financial Data Schedule.
                   Submitted in electronic format only.

b)         8-K Reports:

           On May 24, 2000, the Company filed a Current Report on Form 8-K, under Item 5, disclosing the terms of a settlement with the Committee of Concerned Dairy Mart Shareholders that settled a proxy contest initiated by Frank Colaccino.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DAIRY MART CONVENIENCE STORES, INC.




DATE:  September 12, 2000                  /s/   Gregory G. Landry
                                           -----------------------
                                           Gregory G. Landry
                                           Vice Chairman and
                                           Chief Financial Officer