Form 10-Q
period 2000-10-28
DAIRY MART CONVENIENCE STORES INC
filed 2000-12-13
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         SHARES OF COMMON STOCK OUTSTANDING DECEMBER 6, 2000 - 4,999,479

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE FISCAL              FOR THE THREE FISCAL
                                                                      QUARTER ENDED                 QUARTERS ENDED
                                                                     --------------              --------------------
                                                                OCTOBER 28,    OCTOBER 30,     OCTOBER 28,    OCTOBER 30,
                                                                   2000           1999            2000           1999
                                                                   ----           ----            ----           ----

Revenues.....................................................   $  180,723  $     156,424    $    549,467    $   438,211
Cost of goods sold and expenses:
   Cost of goods sold........................................      144,276        118,138         435,631        328,156
   Operating and administrative expenses.....................       39,986         34,711         116,138         98,624
   Interest expense..........................................        3,372          2,627           9,794          8,058
                                                                ----------  -------------    ------------    -----------
                                                                   187,634        155,476         561,563        434,838
                                                                ----------  -------------    ------------    -----------
Income (loss) before incomes taxes...........................       (6,911)           948         (12,096)         3,373
Benefit from (provision for) income taxes....................        2,763           (437)          5,157         (1,593)
                                                                ----------  -------------    ------------    -----------
Net income (loss)............................................   $   (4,148) $         511    $     (6,939)   $     1,780
                                                                =========== =============    ============    ===========

Earnings (loss) per share - Basic............................   $    (0.83) $        0.11    $      (1.41)   $      0.37
Earnings (loss) per share - Diluted..........................   $    (0.83) $        0.10    $      (1.41)   $      0.36


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         OCTOBER 28,         JANUARY 29,
                                                                                            2000                2000
                                                                                            ----                ----
ASSETS
   Current assets:
      Cash.....................................................................        $        2,807    $        7,702
      Short-term investments...................................................                 2,855               155
      Accounts and notes receivable............................................                17,909            20,499
      Inventory................................................................                26,087            34,804
      Prepaid expenses and other current assets................................                 2,001             1,704
      Deferred income taxes....................................................                 1,901             2,393
                                                                                       --------------    --------------
        Total current assets...................................................                53,560            67,257
   Assets held for sale........................................................                     0             2,392
   Property and equipment, net.................................................               113,782           110,946
   Intangible assets, net......................................................                13,994            14,582
   Other assets, net...........................................................                17,655            14,622
                                                                                       --------------    --------------
Total assets...................................................................        $      198,991    $      209,799
                                                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term obligations..............................        $       22,982    $        3,091
      Accounts payable.........................................................                46,017            50,916
      Accrued expenses.........................................................                 7,733            11,651
      Accrued interest.........................................................                 1,625             3,490
                                                                                       --------------    --------------
        Total current liabilities..............................................                78,357            69,148
   Long term obligations, less current portion above...........................               106,677           120,044
   Other liabilities...........................................................                13,782            13,738
                                                                                       --------------    --------------
        Total liabilities......................................................               198,816           202,930
                                                                                       --------------    --------------
   Stockholders' equity:
      Common stock.............................................................                    70                69
      Paid-in capital..........................................................                32,351            32,107
      Retained deficit.........................................................               (17,241)          (10,302)
      Treasury stock, at cost..................................................               (15,005)          (15,005)
                                                                                       --------------    --------------
        Total stockholders' equity.............................................                   175             6,869
                                                                                       --------------    --------------
Total liabilities and stockholders' equity.....................................        $      198,991    $      209,799
                                                                                       ==============    ==============


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          FOR THE THREE FISCAL QUARTERS ENDED
                                                                                          -----------------------------------
                                                                                            OCTOBER 28,         OCTOBER 30,
                                                                                                2000               1999
                                                                                                ----               ----
Cash flows from operating activities:
   Net income (loss)...........................................................        $       (6,939)   $        1,780
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization............................................                10,711             8,863
      Change in deferred income taxes..........................................                (2,771)              388
      (Gain) loss  on disposition of properties, net...........................                   310            (1,101)
      Net change in assets and liabilities:
        Accounts and notes receivable..........................................                 2,910            (5,537)
        Inventory..............................................................                 8,717            (6,974)
        Accounts payable.......................................................                (4,899)            8,953
        Accrued interest.......................................................                (1,865)           (2,212)
        Other assets and liabilities...........................................                (4,764)             (427)
                                                                                       ---------------   --------------
Net cash provided by operating activities......................................                 1,410             3,733
                                                                                       --------------    --------------
Cash flows from investing activities:
   Purchase of short-term investments..........................................                (2,700)             (113)
   Purchase of property and equipment, net.....................................               (15,363)          (15,659)
   Net proceeds from sale of property, equipment and
      assets held for sale.....................................................                 5,158             5,953
                                                                                       --------------    --------------
Net cash used in investing activities..........................................               (12,905)           (9,819)
                                                                                       ---------------   --------------
Cash flows from financing activities:
   Increase in revolving loan, net.............................................                 4,014             7,300
   Borrowings of long-term obligations.........................................                 4,827             1,859
   Repayment of long-term obligations..........................................                (2,486)           (3,781)
   Issuance of common stock....................................................                   245                74
                                                                                       --------------    --------------
Net cash provided by financing activities......................................                 6,600             5,452
                                                                                       --------------    --------------
Decrease in cash...............................................................                (4,895)             (634)
Cash at beginning of fiscal year...............................................                 7,702             3,367
                                                                                       --------------    --------------
Cash at end of third fiscal quarter............................................        $        2,807    $        2,733
                                                                                       ==============    ==============


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 28, 2000
                                   (UNAUDITED)

The unaudited consolidated financial statements for Dairy Mart Convenience Stores, Inc. and Subsidiaries ("Dairy Mart" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended January 29, 2000.

1. ACCOUNTING POLICIES

The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the January 29, 2000 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2. CHANGES IN CAPITAL ACCOUNTS

An analysis of the capital stock accounts for the first three fiscal quarters ended October 28, 2000 follows:


                                               COMMON STOCK ISSUED                                   PAID-IN CAPITAL IN
                                                        AT                                                EXCESS OF
                                                  $.01 PAR VALUE                   AMOUNT                 PAR VALUE
                                             --------------------------    --------------------    -----------------------

    Balance January 29, 2000                          6,948,556                 $ 69,477                      $32,106,895
    Employee stock purchase plan                         12,935                      129                           32,761
    Stock options exercised                              32,500                      325                           93,285
    Stock awards                                         43,000                      430                          117,820
                                             --------------------------    --------------------    -----------------------
    Balance October 28, 2000                          7,036,991                 $ 70,361                     $ 32,350,761
                                             --------------------------    --------------------    -----------------------


As of October 28, 2000, there were 2,057,178 shares of Common Stock held as treasury stock at an aggregate cost of $15,004,847 leaving 4,979,813 shares outstanding.

3. EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share was 4,979,813 and 4,866,454 for the third fiscal quarter ended October 28, 2000 and October 30, 1999, respectively, and 4,931,212 and 4,861,093 for the first three fiscal quarters ended October 28, 2000 and October 30, 1999, respectively. The weighted average number of shares used in the calculation of diluted earnings per share was 4,979,813 and 4,999,982 for the third fiscal quarter ended October 28, 2000 and October 30, 1999, respectively, and 4,931,212 and 4,945,802 for the first three fiscal quarters ended October 28, 2000 and October 30, 1999, respectively.

4. SEASONALITY

The results of operations for the first three fiscal quarters ended October 28, 2000 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and gross profits during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

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

7. LONG-TERM OBLIGATIONS

The Company has amended its existing revolving credit agreement. Among the items amended were certain financial covenants to remove conditions of violation under the former covenants and the addition of a requirement for the Company to reduce to zero the balance under the revolving credit loans for at least 30 consecutive days during the period between July 1 and September 30 each year. Additionally, the amendment requires the Company to make a prepayment of not less than $20,000,000 on March 15, 2001. Accordingly, the outstanding balance of $18.3 million on the credit agreement at October 28, 2000, has been classified as a current liability in the accompanying balance sheet.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
              FOR THE THREE FISCAL QUARTERS ENDED OCTOBER 28, 2000
                                 (IN THOUSANDS)

                                                       PARENT        GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------

Revenues...........................................  $        211  $    549,085   $      171    $       -    $   549,467
Cost of goods sold and expenses:
   Cost of goods sold..............................             -       435,631            -            -        435,631
   Operating and administrative expenses ..........           262       115,860           16            -        116,138
   Interest expense................................         9,297           316          181            -          9,794
                                                     ------------  ------------   ----------    ---------    -----------
                                                            9,559       551,807          197            -        561,563
                                                     ------------  ------------   ----------    ---------    -----------
   Loss before income taxes
      and equity in income (loss) of
      consolidated subsidiaries....................        (9,348)       (2,722)         (26)           -        (12,096)
Benefit from income taxes..........................         4,300           845           12            -          5,157
                                                     ------------  ------------   ----------    ---------    -----------
Loss before equity in
   income (loss) of consolidated subsidiaries......        (5,048)       (1,877)         (14)           -         (6,939)
Equity in income (loss) of consolidated
   subsidiaries....................................        (1,891)          (14)           -        1,905              -
                                                     ------------- -------------  ----------    ---------    -----------
      Net income (loss) ...........................  $     (6,939) $     (1,891)  $      (14)   $   1,905    $    (6,939)
                                                     ============= =============  ===========   =========    ============

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                             AS OF OCTOBER 28, 2000
                                 (IN THOUSANDS)

                                                       PARENT        GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------
ASSETS

Current assets:
   Cash .......................................  $         -    $     2,801    $       6         $       -   $     2,807
   Short-term investments......................            -              1        2,854                 -         2,855
   Accounts and notes receivable...............        2,153         15,199          557                 -        17,909
   Inventory...................................            -         26,087            -                 -        26,087
   Prepaid expenses and other current assets...           13          1,988            -                 -         2,001
   Deferred income taxes.......................            -          1,901            -                 -         1,901
                                                 -----------    -----------    ---------       -----------   -----------
        Total current assets...................        2,166         47,977        3,417                 -        53,560
Assets held for sale...........................            -              -            -                 -             -
Property and equipment, net....................            -        113,782            -                 -       113,782
Intangible assets, net.........................            -         13,994            -                 -        13,994
Other assets, net..............................        3,484         13,109        1,062                 -        17,655
Investment in and (advances to) subsidiaries...      133,277          1,232          711          (135,220)            -
                                                 -----------    -----------    ---------       -----------   -----------
Total assets...................................  $   138,927    $   190,094    $   5,190       $  (135,220)  $   198,991
                                                 ===========    ===========    =========       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current maturities of long-term
      obligations..............................  $    22,064    $       918    $       -         $       -   $    22,982
   Accounts payable............................       27,094         18,923            -                 -        46,017
   Accrued expenses............................          243          7,441           49                 -         7,733
   Accrued interest............................        1,557              -           68                 -         1,625
                                                 -----------    -----------    ---------       -----------   -----------
      Total current liabilities................       50,958         27,282          117                 -        78,357
Long term obligations, less
   current portion above.......................       87,794         15,753        3,130                 -       106,677
Other liabilities..............................            -         13,782            -                 -        13,782
Stockholders' equity...........................          175        133,277        1,943          (135,220)          175
                                                 -----------    -----------    ---------       -----------   -----------
Total liabilities and stockholders' equity.....  $   138,927    $   190,094    $   5,190       $  (135,220)  $   198,991
                                                 ===========    ===========    =========       ===========   ===========

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
              FOR THE THREE FISCAL QUARTERS ENDED OCTOBER 28, 2000
                                 (IN THOUSANDS)

                                                       PARENT        GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------

Net cash (used in) provided by
   operating activities........................    $    (9,760)  $      10,938  $       232     $        -   $     1,410
                                                   ------------  -------------  -----------     ----------   -----------
Cash flows from investing activities:
   Purchase of and change  in short-term
      investments..............................              -             154       (2,854)             -        (2,700)
   Purchase of property and equipment..........              -         (15,363)           -              -       (15,363)
   Net proceeds from sale of property,
      equipment and assets held for sale.......              -           5,158            -              -         5,158
   Investment in and (advances to)
       subsidiaries............................          5,351         ( 4,941)        (410)             -             -
                                                   -----------   -------------- -----------     ----------   -----------
   Net cash (used in) provided by
      investing activities.....................          5,351         (14,992)      (3,264)             -       (12,905)
                                                   -----------   -------------- -----------     ----------   -----------
Cash flows from financing activities:
   Increase in revolving loan, net.............          2,266           1,748            -              -         4,014
   Borrowings of long term obligations.........              -           4,827            -              -         4,827
   Repayment of long-term obligations..........          1,693          (4,179)           -              -        (2,486)
   Issuance of common stock....................            244               1            -              -           245
                                                   -----------   -------------  -----------     ----------   -----------
Net cash provided by
    financing activities.......................          4,203           2,397            -              -         6,600
                                                   -----------   -------------  -----------     ----------   -----------
Decrease in cash...............................           (206)         (1,657)      (3,032)             -        (4,895)
Cash at beginning of fiscal year...............            206           4,458        3,038              -         7,702
                                                   -----------   -------------  -----------     ----------   -----------
Cash at end of third fiscal quarter............    $         -   $       2,801  $         6     $        -   $     2,807
                                                   ===========   =============  ===========     ==========   ===========

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
              FOR THE THREE FISCAL QUARTERS ENDED OCTOBER 30, 1999
                                 (IN THOUSANDS)

                                                         PARENT      GUARANTOR
                                                         COMPANY    SUBSIDIARIES      FINOP   ELIMINATIONS   CONSOLIDATED
                                                         -------    ------------      -----   ------------   ------------

Revenues...........................................  $        258  $    437,694   $      259    $       -    $   438,211
Cost of goods sold and expenses:
   Cost of goods sold..............................             -       328,156            -            -        328,156
   Operating and administrative expenses ..........           224        98,383           17            -         98,624
   Interest expense................................         7,405           486          167            -          8,058
                                                     ------------  ------------   ----------    ---------    -----------
                                                            7,629       427,025          184            -        434,838
                                                     ------------  ------------   ----------    ---------    -----------
   Income (loss) before income taxes
      and equity in income (loss) of
      consolidated subsidiaries....................        (7,371)       10,669           75            -          3,373
Benefit from (provision for)
   income taxes....................................         2,686        (4,250)        (29)            -         (1,593)
                                                     ------------  ------------   ---------     ---------    -----------
Income (loss) before equity in
   income (loss) of consolidated subsidiaries......        (4,685)        6,419           46            -          1,780
Equity in income (loss) of consolidated
   subsidiaries....................................         6,465            46            -       (6,511)             -
                                                     ------------  ------------   ----------    ---------    -----------
      Net income  (loss)...........................  $      1,780  $      6,465   $       46    $  (6,511)   $     1,780
                                                     ============  ============   ==========    =========    ===========

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                             AS OF JANUARY 29, 2000
                                 (IN THOUSANDS)

                                                       PARENT        GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------
ASSETS

Current assets:
   Cash .......................................    $       206   $       4,458  $     3,038  $           -   $     7,702
   Short-term investments......................              -             155            -              -           155
   Accounts and notes receivable...............          3,526          16,199          774              -        20,499
   Inventory...................................              -          34,804            -              -        34,804
   Prepaid expenses and other current assets...             71           1,633            -              -         1,704
   Deferred income taxes.......................              -           2,393            -              -         2,393
                                                   -----------   -------------  -----------  -------------   -----------
      Total current assets.....................          3,803          59,642        3,812              -        67,257
Assets held for sale...........................              -           2,392            -              -         2,392
Property and equipment, net....................              -         110,946            -              -       110,946
Intangible assets, net.........................              -          14,582            -              -        14,582
Other assets, net..............................          1,820          11,735        1,067              -        14,622
Investment in and (advances to)
   subsidiaries................................        140,164           1,638          301      (142,103)             -
                                                   -----------   -------------  -----------  ------------    -----------
Total assets...................................    $   145,787   $     200,935  $     5,180  $   (142,103)   $   209,799
                                                   ===========   =============  ===========  ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of
      long term obligations....................    $     2,008   $       1,083  $         -  $           -   $     3,091
   Accounts payable............................         28,056          22,860            -              -        50,916
   Accrued expenses............................            119          11,493           39              -        11,651
   Accrued interest............................          3,417               1           72              -         3,490
                                                   -----------   -------------  -----------  -------------   -----------
      Total current liabilities................         33,600          35,437          111              -        69,148
Long term obligations, less
   current portion above.......................        105,318          11,596        3,130              -       120,044
Other liabilities..............................              -          13,738            -              -        13,738
Stockholders' equity...........................          6,869         140,164        1,939      (142,103)         6,869
                                                   -----------   -------------  -----------  ------------    -----------
Total liabilities and
   stockholders' equity........................    $   145,787   $     200,935  $     5,180  $   (142,103)   $   209,799
                                                   ===========   =============  ===========  ============    ===========

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
              FOR THE THREE FISCAL QUARTERS ENDED OCTOBER 30, 1999
                                 (IN THOUSANDS)

                                                       PARENT        GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------
Net cash (used in) provided by
   operating activities........................    $    (2,467)  $       5,907  $       293     $        -   $     3,733
                                                   -----------   -------------  -----------     ----------   -----------
Cash flows from investing activities:
   Purchase of and change in short-term
      investments..............................              -            (220)         107              -          (113)
   Purchase of property and equipment..........              -         (15,659)           -              -       (15,659)
   Net proceeds from sale of property,
      equipment and assets held for sale.......              -           5,953            -              -         5,953
   Investment in and (advances to)
      subsidiaries.............................         (3,667)          4,063         (396)             -             -
                                                   ------------  -------------  ------------    ----------   -----------
Net cash used in investing activities..........         (3,667)         (5,863)        (289)             -        (9,819)
                                                   -----------   -------------  -----------     ----------   -----------
Cash flows from financing activities:
   Increase in revolving loan, net.............          7,300               -            -              -         7,300
   Borrowings of long-term obligations.........          1,859               -            -              -         1,859
   Repayment of long-term obligations..........         (3,618)           (163)           -              -        (3,781)
   Issuance of common stock....................             74               -            -              -            74
                                                   -----------   -------------  -----------     ----------   -----------
Net cash provided by (used in)
    financing activities.......................          5,615            (163)           -              -         5,452
                                                   -----------   -------------  -----------     ----------   -----------
(Decrease) increase in cash....................           (519)           (119)           4              -          (634)
Cash at beginning of fiscal year...............            519           2,848            -              -         3,367
                                                   -----------   -------------  -----------     ----------   -----------
Cash at end of third fiscal quarter............    $         -   $       2,729  $         4     $        -   $     2,733
                                                   ===========   =============  ===========     ==========   ===========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THIRD QUARTER FISCAL YEAR 2001 RESULTS COMPARED TO THIRD QUARTER FISCAL YEAR 2000 RESULTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FOR THE THIRD FISCAL                FOR THE THREE FISCAL
                                                               QUARTER ENDED                       QUARTERS ENDED
                                                               --------------                      --------------
                                                         OCTOBER 28,      OCTOBER 30,        OCTOBER 28,      OCTOBER 30,
                                                             2000            1999                2000            1999
                                                             -----           -----               -----           ----
Revenues..........................................       $  180,723       $  156,424         $  549,467       $ 438,211
Cost of goods sold and expenses:
   Cost of goods sold.............................          144,276          118,138            435,631         328,156
   Operating & administrative  expenses...........           39,986           34,711            116,138          98,624
   Interest expense...............................            3,372            2,627              9,794           8,058
                                                        -----------       ----------         -----------      ----------
                                                            187,634          155,476            561,563         434,838
                                                        -----------       ----------         -----------      ----------
Income (loss) before income taxes.................           (6,911)             948            (12,096)          3,373
Benefit from (provision for) income taxes.........            2,763             (437)             5,157          (1,593)
                                                        -----------       ----------         -----------      ----------
Net income (loss).................................      $    (4,148)      $      511         $   (6,939)      $   1,780
                                                        ============      ==========         ===========      ==========

Income (loss) per share- Basic....................      $    (0.83)       $     0.11         $    (1.41)      $    0.37
Income (loss) per share- Diluted..................      $    (0.83)       $     0.10         $    (1.41)      $    0.36


REVENUES

Revenues for the third fiscal quarter increased $24.3 million compared to the same period for the prior fiscal year. Revenues for the first three fiscal quarters increased $111.3 million compared to the same period for the prior fiscal year. A summary of revenues by functional area is shown below:


                                                             FOR THE THIRD FISCAL                  FOR THE THREE FISCAL
                                                               QUARTER ENDED                         QUARTERS ENDED
                                                               --------------                        --------------
                                                        OCTOBER 28,       OCTOBER 30,       OCTOBER 28,      OCTOBER 30,
                                                           2000              1999              2000             1999
                                                           -----             -----             -----            ----

Convenience Stores...............................       $   94.9          $   93.0           $   285.7        $  268.8
Gasoline.........................................           85.6              63.1               263.0           168.6
Other ...........................................             .2                .3                  .8              .8
                                                        --------          --------           ----------       --------
Total ...........................................       $  180.7          $  156.4           $   549.5        $  438.2
                                                        ========          ========           =========        ========

Convenience store revenues increased $1.9 million, or 2.0%, for the third fiscal quarter compared to the same period for the prior fiscal year. This increase was primarily due to a 0.3% increase in comparable convenience store merchandise sales, the opening of sixteen new stores during the four fiscal quarters ended October 28, 2000, partially offset by the sale or closure of fifty-two underperforming stores during the same period, and the implementation of a surcharge on automated teller machine transactions.

Convenience store revenues increased $16.9 million, or 6.3%, for the first three fiscal quarters compared to the same period for the prior fiscal year. This increase was primarily due to a 3.7% increase in comparable convenience store merchandise sales, partially offset by the net reduction in the number of stores, as described above.

Gasoline revenues increased $22.5 million for the third fiscal quarter compared to the same period for the prior fiscal year. This increase consisted of $8.3 million in revenues based on an increase of 6.9 million gallons of gasoline sold, or 13.2%, compared to the same period for the prior fiscal year, and an increase of $14.2 million based on an increase in the average selling price of gasoline of 24.2 cents per gallon compared to the same period for the prior fiscal year.

Gasoline revenues increased $94.4 million for the first three fiscal quarters compared to the same period for the prior fiscal year. This increase consisted of $30.7 million in revenues based on an increase of 27.6 million gallons of gasoline sold, or 18.2%, compared to the same period for the prior fiscal year, and an increase of $63.7 million based on an increase in the average selling price of gasoline of 35.5 cents per gallon compared to the same period for the prior fiscal year.

GROSS PROFITS

Gross profits decreased $1.9 million for the third fiscal quarter compared to the same period for the prior fiscal year. Gross profits increased $3.7 million for the first three fiscal quarters compared to the same period for the prior fiscal year. A summary of gross profits by functional area is shown below:


                                                             FOR THE THIRD FISCAL                FOR THE THREE FISCAL
                                                               QUARTER ENDED                       QUARTERS ENDED
                                                               -------------                       --------------
                                                        OCTOBER 28,       OCTOBER 30,       OCTOBER 28,      OCTOBER 30,
                                                           2000              1999              2000             1999
                                                           -----             -----             -----            ----

Convenience Stores...............................       $   31.4          $   31.7           $    95.6        $   92.2
Gasoline.........................................            4.8               6.3                17.4            17.1
Other ...........................................             .2                .3                  .8              .8
                                                        --------          --------           ----------       --------
Total ...........................................       $   36.4          $   38.3           $   113.8        $  110.1
                                                        ========          ========           =========        ========

Convenience store gross profits decreased $0.3 million, or 0.9%, for the third fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily attributable to an increase in cigarette sales relative to total sales, as compared to the same period for the prior fiscal year. Cigarette sales experience a lower gross profit margin than merchandise sales in total. Additionally, the Company experienced a reduction in the gross profit margin of tobacco products, which resulted from increases in wholesale costs during the four fiscal quarters ended October 28, 2000.

Convenience store gross profits increased $3.4 million, or 3.7%, for the first three fiscal quarters compared to the same period for the prior fiscal year. This increase was primarily attributable to the increase in convenience store revenues for the current year first three fiscal quarters, as described in the Revenues section of this analysis, partially offset by lower tobacco gross profit margins, as described above.

Gasoline gross profits decreased $1.5 million for the third fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily attributable to a reduction in the average gasoline profit margin of
4.0 cents per gallon compared to the same period for the prior fiscal year. The average cost of gasoline increased 26.5 cents per gallon, or 24%, for the third fiscal quarter compared to the same period for the prior year. Competitive pressure in the gasoline markets served by the Company held the average retail sales price of gasoline to an increase of 20% for the third fiscal quarter, compared to the same period for the prior year. Additionally, the increased average retail sales price of gasoline and increased volume of "pay at the pump" transactions, caused credit card fees to increase $0.4 million during the third fiscal quarter compared to the same period for the prior fiscal year.

Gasoline gross profits increased $.3 million for the first three fiscal quarters compared to the same period for the prior fiscal year. This increase was the net result of additional gasoline gross profit, based on the revenue increase described in the Revenues section of this analysis, largely offset by a reduction in the average gasoline gross profit margin of 1.6 cents per gallon compared to the same period for the prior fiscal year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased $5.3 million for the third fiscal quarter compared to the same period for the prior fiscal year. Operating and administrative expenses increased $17.5 million for the first three fiscal quarters compared to the same period for the prior fiscal year. A summary of operating and administrative expenses is shown below:


                                                            FOR THE THIRD FISCAL               FOR THE THREE FISCAL
                                                               QUARTER ENDED                     QUARTERS ENDED
                                                               --------------                    --------------
                                                        OCTOBER 28,       OCTOBER 30,       OCTOBER 28,      OCTOBER 30,
                                                           2000              1999              2000             1999
                                                           -----             -----             -----            ----

Operating Expenses...............................       $   31.0          $   27.8           $    92.3        $   81.3
General & Administrative Expenses................            9.0               6.9                23.8            17.3
                                                        --------          --------           ---------        --------
Total ...........................................       $   40.0          $   34.7           $   116.1        $   98.6
                                                        ========          ========           =========        ========


Operating expenses increased $3.2 million for the third fiscal quarter compared to the same period for the prior fiscal year. This increase was primarily due to an increase in store labor costs, gasoline equipment maintenance and rental costs, advertising costs, and occupancy expenses.

Operating expenses increased $11.0 million for the first three fiscal quarters compared to the same period for the prior fiscal year. This increase was primarily due to an increase in store labor costs, gasoline equipment maintenance and rental costs, depreciation expense, and occupancy expenses.

General and administrative expenses increased $2.1 million for the third fiscal quarter compared to the same period for the prior fiscal year. This increase was primarily due to a $1.3 million charge related to the settlement of a lawsuit involving the recovery of costs associated with a previously settled shareholder derivative action. The current settlement is described more fully in the Legal Proceedings section of this document. Additionally, general and administrative expenses increased by $0.5 million as a result of costs incurred to sell or close underperforming stores.

General and administrative expenses increased $6.5 million for the first three fiscal quarters compared to the same period for the prior fiscal year. This increase was primarily due to the $1.3 million settlement described in the preceding paragraph, a $1.7 million increase in costs incurred to sell or close under-performing stores, and $0.9 million associated with corporate governance activities, including the ongoing review of the Company's strategic alternatives. Additionally, general and administrative expenses for the first three fiscal quarters of the prior fiscal year are presented net of a $1.2 million gain recognized on the sale of assets. The balance of the increase in general and administrative expenses was primarily related to an increase in insurance costs.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense increased $.7 million for the third fiscal quarter compared to the same period for the prior fiscal year. Interest expense increased $1.7 million for the first three fiscal quarters compared to the same period for the prior fiscal year. The increase for the third fiscal quarter and the first three fiscal quarters, as compared to the same periods for the prior fiscal year, was primarily attributable to an increase in capital lease borrowings, an increase in the average outstanding balance of the revolving credit facility and an increase in interest rates.

As noted in the analyses above, the Company experienced increases in the cost of tobacco products, gasoline and wages during the first three quarters of the current fiscal year.

The effective tax rate for the Company was a benefit of 43% for the first three quarters of the current fiscal year and a provision of 47% for the same period of the prior fiscal year. The effective tax rates are higher than the statutory rates due to nondeductible amortization of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $30.0 million senior revolving credit facility available to address the seasonality of operations and the timing of capital expenditures and certain working capital disbursements. The Company can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on April 30, 2003. As of October 28, 2000, the Company had $18.3 million in outstanding revolving credit loans and had $5.4 million in outstanding letters of credit under the facility. The terms of the credit facility have been amended to change certain financial covenants for the fiscal third quarter and to require the Company to (a) make a prepayment of not less than $20 million on or before March 15, 2001 and (b) to reduce annually the outstanding revolving loan amounts to zero for 30 consecutive days during the period from July 1 through September 30. These amounts would be available for reborrowing after these requirements are met. The Company, through proceeds derived from the sale of underperforming stores, the execution of long-term vendor agreements, and other arrangements, expects to meet these obligations and currently has letters of intent with respect to various of these agreements and arrangements. There can be no assurance, however, that the Company will be able to sell the stores or enter into long-term vendor contracts or other arrangements on terms, if at all, that will generate sufficient cash to repay the requisite amounts under the senior credit facility. The Company's ability to borrow under the senior credit facility and maintain adequate short-term liquidity is subject to the Company meeting these requirements and other financial covenants required under the Senior Credit Facility.

At October 28, 2000, the Company had $87.7 million, net of original issue discount of $0.8 million, outstanding in 10.25% senior subordinated notes due March 15, 2004.

The capital expenditures of the Company are generally funded by cash provided by operating activities, proceeds from the sale of property, equipment and assets held for sale and other forms of long-term asset financing or leasing including sale/leaseback transactions.

CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $1.4 million for the first three fiscal quarters of the current fiscal year compared to $3.7 million for the same period of the prior fiscal year. This decrease was primarily due to a decrease in net income. This decrease was partially offset by a decrease in inventory netted against a corresponding decrease in accounts payable.

CAPITAL EXPENDITURES

The Company had previously disclosed that it anticipated spending approximately $15.3 million, net of sale leaseback transactions, for capital expenditures in fiscal year 2001 by purchasing store and gasoline equipment for up to fifteen new stores, remodeling a certain number of existing store and gasoline locations, and implementing or upgrading office and store technology. During the first three fiscal quarters of the current fiscal year, the Company opened eight new locations. In May, 2000 the Company announced that it retained an investment banker to explore all the Company's strategic alternatives, including the possible sale of the Company. As a result, the Company expects that the balance of the new store openings and related capital expenditures will be deferred pending the results of this evaluation of strategic alternatives.

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

SIGNIFICANT EVENTS

During the summer and fall of 2000, the Company has been conducting a process of reviewing its strategic alternatives, including a potential sale of the Company. As part of that process, the Company received two formal indications of interest at the end of July, 2000. These parties conducted further due diligence on the Company. One of these bidders declined to make a definitive offer. At the request of the other bidder, the Company's Board of Directors (the "Board") twice extended the deadline for submission of definitive offers to October 13, 2000. Approximately one week before the deadline, a new bidder also offered to submit a proposal on the due date. At a meeting of the Board on October 12, 2000, Mr. Stein, the Chairman, President and Chief Executive Officer of the Company, expressed his concern that, based upon comments by the bidders in the due diligence process, the level of the anticipated bids would be disappointing. He further informed the Board that he might be interested in making a proposal to acquire the Company for a price higher than what the other bidders might offer. The Board determined to isolate Mr. Stein from the third-party proposals and authorized Mr. Stein to try to put together a proposal to acquire the Company.

On October 13, 2000 the Company's advisors received two third-party proposals, one of which still required extensive due diligence. On October 17, 2000, after an indication by Mr. Stein that he intended to submit a proposal to acquire the Company, the Board formed a special committee of independent directors to review and evaluate all proposals for the Company, including Mr. Stein's which was subsequently received on October 23, 2000. Mr. Stein's proposal offered the highest price but was subject to certain contingencies. Each of these proposals required further clarification and refinement. The Special Committee's advisors engaged in extensive discussions with these bidders in order to clarify and improve each of these proposals. One third-party bidder requested a 60-day exclusive opportunity to conduct due diligence and secure financing. The Special Committee declined to accept this request. On November 20, 2000, the other third-party bidder, which had conducted extensive due diligence, withdrew its original offer citing the recent negative operating trends of the Company.

On December 6, 2000, upon the receipt of a revised proposal from Mr. Stein, the Special Committee authorized Mr. Stein to continue to attempt to complete an acquisition of the Company with the full support of the Board, the Company and its advisors. Mr. Stein is currently in the process of finalizing the structure of an investment group that would pursue a proposal to acquire the Company. Mr. Stein is negotiating with various parties to provide funds for the proposed acquisition. Mr. Stein has advised the Committee that he currently has commitments for up to $110 million of financing and that active discussions with the Company's existing subordinated debtholders have begun. No assurance can be given that Mr. Stein will be able to complete this proposal, or if it can be completed, what form it may take or the ultimate value stockholders may realize.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (US District Court, CT). The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. The trial was completed on December 7, 2000 and it is not known when the judge will issue his ruling. The Company has recognized no provision for any possible loss in the accompanying financial statements. The action is more fully described in the Company's Form 10-K for the fiscal year ended January 29, 2000 as filed with the Securities and Exchange Commission.

The Company was a plaintiff in an action entitled Dairy Mart Convenience Stores, Inc. v. RLI Insurance Group and RLI Insurance Company and RLI Corporation, Civil Action Number 5:00 CV 1043 (US District Court for the Northern District of Ohio, Eastern Division), brought against RLI Insurance Group to recover $3.0 million under the Company's directors and officers excess liability insurance policy for legal fees incurred in the course of defending certain directors and officers of the Company in the Dairy Mart Convenience Stores, Inc. Derivative Litigation. The $3.0 million was recorded as a receivable by the Company. On November 28, 2000, the Company reached an agreement in principle with RLI Insurance Group to settle the litigation for $1.8 million. Accordingly, a reduction in accounts receivable and other costs related to this settlement were recognized in the amount of $1.3 million during the third quarter and were included in general and administrative expenses.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             a)  Exhibits:

                    1. Exhibit (10.1.1) - Third Amendment to Credit Agreement, dated as of October 27, 2000 among the Company, the Banks from time to time parties hereto and Citizens Bank of Connecticut, as agent is filed herewith.
                    2. Exhibit (11) - Statement re Computation of Per-Share Earnings.
                    3. Exhibit (27) - Financial Data Schedule. Submitted in electronic format only.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DAIRY MART CONVENIENCE STORES, INC.


DATE: December 12, 2000                  /S/  GREGORY G. LANDRY
                                         -----------------------
                                         Gregory G. Landry
                                         Executive Vice President and
                                         Chief Financial Officer