Form 10-K
period 2001-02-03
DAIRY MART CONVENIENCE STORES INC
filed 2001-05-07
CIK 721675

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]
                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                      SECURITIES EXCHANGE
                     ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

[ ]
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ____ TO
                   ____

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

                                 (330) 342-6600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of April 27, 2001, 5,002,026 shares of Common Stock were outstanding, and the aggregate market value of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $15,682,931.

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OUTLOOK

This Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to the Company's plans and objectives to complete a merger, implement business segmentation and restructuring plans, upgrade and remodel store locations, build new stores and increase gasoline sales, reduce the impact of under-performing stores, sell or lease certain assets, the Company's availability of supplies of gasoline, the estimated costs for environmental remediation, successful implementation of tax planning strategies, and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to complete the merger or otherwise pursue the Company's alternative business strategy, each on acceptable terms, if at all, the future profitability of the Company, the availability of desirable store locations, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market areas, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, and general economic conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart") operate one of the nation's largest regional convenience store chains. Founded in 1957, the Company operates or franchises 547 stores under the "Dairy Mart" name in seven states located in the Midwest and Southeast, of which 103 stores are franchised.

Dairy Mart stores offer a wide range of products and services which cater to the convenience needs of its customers, including gasoline, milk, ice cream, groceries, beverages, snack foods, candy, deli products, publications, health and beauty care aids, tobacco products, select highly consumable general merchandise, lottery tickets, money orders and select customer focused services. The stores are typically located in densely populated, suburban areas on sites which are easily accessible to customers and provide ample parking. Dairy Mart stores are generally free-standing structures which are well-lit and are designed to encourage customers to purchase high profit margin products, such as deli items, coffee, fountain drinks and other fast food items.

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

On March 15, 2001, in connection with a previously-disclosed review of the Company's strategic alternatives, including a possible sale, the Company executed a merger agreement (the "Merger Agreement") pursuant to which DM Acquisition Corp. agreed to acquire the Company in a cash merger for $4.50 per share. DM Acquisition Corp. is controlled by Robert B. Stein, Jr., the Chairman, President and Chief Executive Officer of the Company. The Merger Agreement provides that DM Acquisition Corp. will be merged with and into the Company and that each share of the Company's Common Stock outstanding immediately prior to the merger, other than those owned by Mr. Stein and his affiliates, will be converted into the right to receive $4.50 per share in cash. The Company's board of directors, based on the unanimous recommendation of a special committee of independent directors, has approved the transaction and recommended that the Company's stockholders approve the transaction. In connection with the merger, the Company will solicit its senior subordinated noteholders to exchange their subordinated notes of the Company and receive, for each $10,000 in principal amount of the old notes, $3,870 in principal amount of new notes of the Company, $6,191.30 in cash and a warrant to purchase Common Stock of the Company that will not become exercisable until after the merger is completed. The Company has entered into an exchange and voting agreement pursuant to which holders of approximately 70% of the senior subordinated notes have agreed to participate in the exchange. The Merger Agreement is subject to customary conditions, including completion of necessary financing arrangements and approval of holders of a majority (excluding those shares held by persons who will have an interest in the buyout entity) of the shares of the Company's Common Stock voting at a special meeting. If the merger is completed, the Company will no longer be a public company. There can be no assurance, however, that the Company or DM Acquisition Corp. will be able to complete the merger.

In addition, the Company has reinitiated and modified a previously announced comprehensive program to improve the Company's profitability and reduce debt (the "Business Segmentation Plan"). Under the Business Segmentation Plan, the Company will attempt to sell or otherwise close approximately 200 stores that do not meet internal profitability criteria, reduce corporate and field overhead and apply proceeds from the sale of stores to reduce outstanding borrowings. However, as a result of experiencing further losses from operations, the Company has modified and accelerated the portion of the Business Segmentation Plan that relates to a reduction in corporate overhead. Under this modification, the Company has commenced a business restructuring plan (the "Business Restructuring Plan") pursuant to which certain general and administrative overhead costs have been reduced in advance of those cost reductions which can only be achieved after the underperforming stores are sold or closed. Accordingly, in the first quarter of fiscal year 2002, approximately 30 executive, managerial and administrative positions were eliminated. These staff reductions and associated costs are expected to result in savings of approximately $3.0 million per year. The Company has commenced implementing each of these plans and intends to complete them whether or not the merger is completed. There can be no assurance, however, that either of these plans will be successfully completed as contemplated.

STORES

The Company's stores are generally located in suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. 276 locations also sell gasoline, which the Company believes is an important convenience for customers.

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

As of February 3, 2001, the Company operated and franchised retail convenience stores in the following states:

                                                              NUMBER OF
                                                               STORES
                                                              ---------
Ohio........................................................     346
Kentucky....................................................     113
Pennsylvania................................................      30
Michigan....................................................      29
Indiana.....................................................      19
Tennessee...................................................       8
North Carolina..............................................       2
                                                                 ---
Total Stores................................................     547
                                                                 ===

The following table shows the number of Company and franchise stores that were opened or acquired, closed or sold, and transferred between Company operated and franchise operated, during the last three fiscal years:

                                   FEBRUARY 3, 2001                  JANUARY 29, 2000                  JANUARY 30, 1999
                            ------------------------------    ------------------------------    ------------------------------
                            COMPANY     FRANCHISE             COMPANY     FRANCHISE             COMPANY     FRANCHISE
                            OPERATED    OPERATED     TOTAL    OPERATED    OPERATED     TOTAL    OPERATED    OPERATED     TOTAL
                            --------    ---------    -----    --------    ---------    -----    --------    ---------    -----
At beginning of period....    475          128        603       477          141        618       469          158        627
Opened or acquired........      9           --          9        18           --         18        25           --         25
Closed or sold............    (42)         (23)       (65)      (25)          (8)       (33)      (16)         (18)       (34)
Transferred (net).........      2           (2)        --         5           (5)        --        (1)           1         --
                              ---          ---        ---       ---          ---        ---       ---          ---        ---
End of period.............    444          103        547       475          128        603       477          141        618
                              ===          ===        ===       ===          ===        ===       ===          ===        ===

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

The Company evaluates the performance of each of its stores in order to determine its contribution to the Company's overall profitability. Management determines a minimum acceptable level of store performance required for a store to be eligible for on-going capital expenditures and/or lease option renewal or renegotiation. Accordingly, in fiscal year 2001, the Company closed 28 of its retail facilities because of their inability to meet the Company's economic and non-economic criteria for long-term stability and growth. An additional 37 stores were sold to independent operators in fiscal year 2001. Additional stores may be closed during fiscal 2002 as part of the Business Segmentation Plan.

NEW STORES

A major component of the Company's growth strategy has been to build new stores and increase sales. During the fourth quarter of fiscal year 2000, the Company decided to slow the pace of its new store expansion program in light of current market conditions, which caused, in part, the maturation process for new stores to be longer than originally expected. The Company considers new stores to have reached maturity when they are generating operating results which achieve an acceptable rate of return on invested capital. Accordingly, during fiscal year 2001, the Company opened nine new stores, all of which offer gasoline through modern facilities, including credit card readers in the gasoline dispensers. The Company has put on hold additional new store development pending the outcome of the previously-mentioned merger.

TECHNOLOGICAL UPGRADE/RETAIL AUTOMATION IMPLEMENTATION

The table and discussion below summarizes the Company's plans with respect to technology upgrades and retail automation initiatives:

                                                                    ACTUAL/PROJECTED COMPLETION
                                                            -------------------------------------------
                   PHASE/INITIATIVE                         FY' 99      FY' 00      FY' 01      FY' 02
                   ----------------                         -------     -------     -------     -------
Phases I &
  II:.........   POS Rollout and
                 Implement Host Accounting System             100%
Phase III:....   Implement Store-Level Computer
                 Systems                                       50%         50%
Phase IV:.....   Implement Centralized Automated
                 Pricebook                                     25%         25%        50%
Phase V:......   Implement Evolution Initiatives
                 * Payroll Time & Attendance                              100%
                 * Automated Item Level Receiving                          20%        80%
                 * Scanning for higher volume locations                    10%        90%
Phase VI......   Item Level/Scanning Initiatives
                 * Pricebook Exception System                                         10%         90%
                 * Scanning for lower volume locations                                50%         50%
                 * Item Sales Analysis System                                         10%         90%
                 * Shelf Tag Implementation                                           25%         75%

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

Phase six is expected to produce labor savings at the store related to the Shelf Tag Implementation for scanning stores because merchandise will no longer be required to be individually price marked. Scanning in the lower volume stores will achieve the same benefits as mentioned above. The Pricebook Exception system allows for automated credit memos in the event that a vendor's pricebook differs from the Company's. The Item Sales Analysis System will assist the Company in evaluating item level product movement and improve purchasing decisions.

GASOLINE OPERATIONS

Gasoline sales accounted for approximately 48% of total revenue in fiscal year 2001, 40% in fiscal year 2000 and 35% in fiscal year 1999. As of February 3, 2001, 276 stores sold gasoline.

The Company's gasoline pricing strategy has historically been designed, in part, to provide value to customers by offering the same quality gasoline offered by major oil companies at prices which are generally below the prices of nationally advertised brands and comparable to the prices of other convenience store chains. The Company obtains its gasoline from major oil company suppliers and believes that there are adequate supplies of fuel available from a number of sources at competitive prices.

In an effort to provide name-brand recognition, the Company entered into a long-term agreement with Chevron Products Company in August 1998, to sell branded gasoline at some of its locations in Kentucky and Southern Indiana. The Company finished conversion of these stores during the fourth quarter of fiscal year 1999. As of February 3, 2001, 72 of the Company's locations sell Chevron branded gasoline, primarily in Kentucky. Branding the Company's gasoline assets has improved the overall quality of these assets and is considered important in attracting new customers who prefer to purchase major-oil branded gasoline. Branding also offers the Company access to the credit card base of the branding partner, whose branded customers tend to purchase higher-octane fuels that carry a higher gross profit margin.

Gasoline profit margins have a significant impact on the Company's income. These profit margins could be adversely influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market due to supply interruptions. In addition, gasoline profit margins are continually influenced by competition in each local market area. In fiscal year 2001, the Company's operating results have been adversely impacted by higher wholesale gasoline prices and competitive pressures which prevented the Company from fully recovering these higher wholesale costs in the form of higher retail selling prices.

PRODUCT SELECTION

All stores generally offer more than 3,000 core food and non-food convenience items featuring well-known national brand names, as well as the Company's private label products. Food items include a wide variety of products, including canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, cappuccino, hot dogs, deli meats and deli sandwiches and similar foods. Non-food convenience items include gasoline (at 276 stores), cigarettes, health and beauty aids, publications, lottery tickets and money orders.

The Company has installed branded food service, which carries a relatively higher gross profit margin, at 37 store locations, including 13 Mr. Heros(R), 13 Taco Bells(R) and eight Subways(R). The Company has entered into an agreement with Restaurants Developers Corporation to develop Mr. Hero(R) quick-serve restaurants in most of Ohio and all of Kentucky. Mr. Hero(R) sandwiches are well-established regional brands with strong consumer recognition in Northeastern Ohio. The Company opened six Mr. Hero(R) locations in fiscal year 2001. These branded food service offerings allow the Company to offer competitive, high-quality food service and increase customer traffic providing ancillary sales opportunities for gasoline and other convenience items. During fiscal year 2001, the Company closed 14 quick-serve restaurants that failed to meet performance criteria. The convenience store and gasoline operations in these 14 locations continue to operate.

In recent years, the Company has altered the mix of products and services to emphasize the sale of items carrying higher profit margins. Fast food items carry higher profit margins and tend to lead to the purchase of other high profit margin products and impulse items, including salty-snacks, candy and beverages. Dairy Mart offers a number of private label products such as milk, bakery products, juices, dips and cheeses that generally carry a higher gross profit margin than the Company's average gross profit margin on comparable brand-name products.

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

In March 1999, the Company entered into a seven-year agreement to provide ATM services at all of its locations. In an effort to build customer traffic and sales, the ATM service was initially priced free to the customer. Effective April 1, 2000, in an effort to improve the Company's overall profitability, the Company began charging $.99 per transaction at most locations. Subsequently, the fee was increased to $1.50 per transaction in September 2000. The Company believes that the current fee is competitively priced.

FRANCHISE OPERATIONS

The Company franchises 103 stores. Franchise stores generally follow the same operating policies as Company stores, and are subject to Company supervision under franchise agreements. Company operated and franchise stores are of the same basic store design and sell substantially the same products.

The Company offers two types of franchising arrangements: a "full" franchise and a "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of February 3, 2001, there were 38 full franchise locations and 65 limited franchise locations.

INTERNATIONAL OPERATIONS

The Company conducts business outside the United States as a licensor or as a consultant. The Company's agreements with convenience store operators in South Korea and Malaysia expired during fiscal year 2001 and these agreements were not renewed. In fiscal year 2000, the Company entered into a consulting arrangement with a convenience store operator in Aruba. The Company does not consider the revenue it receives under these agreements to be material to its revenues as a whole.

ADVERTISING

To promote a uniform image for all stores, the Company designs and coordinates advertising for most stores to complement its marketing strategy, which is derived, in part, from market history and research. In-store, newspaper, direct-mail, special promotions, outdoor billboard and radio advertising focus on food service offerings and also feature certain specially priced items designed to attract today's time-constrained consumers in search of convenience related items, and typically include national brand items for which advertising costs are often supplemented by the national brand vendor partners. Sales promotions are generally established and maintained on a monthly basis.

COMPETITION AND OTHER EXTERNAL INFLUENCES

The convenience store and retail gasoline industries are highly competitive. The number and type of competitors vary by location. The Company presently competes with other convenience stores, large integrated gasoline service station operators, supermarket chains, neighborhood grocery stores, independent gasoline service stations, fast food operations and other similar retail outlets, some of which are well recognized national or regional retail chains. The Company's competitors generally have greater financial resources than the Company. Key competitive factors include, among others, location, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions and marketing.

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

EMPLOYEES

As of February 3, 2001, exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 3,900 employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

ENVIRONMENTAL COMPLIANCE

The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures relating to its gasoline operations. These laws and regulations relate primarily to underground storage tanks ("USTs"). The United States Environmental Protection Agency has established standards for, among other things, (i) maintaining leak detection,
(ii) upgrading UST systems, (iii) taking corrective action in response to releases, (iv) closing USTs to prevent future releases, (v) keeping appropriate records and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. A number of states in which the Company operates also have adopted UST regulatory programs. The Company has retained an outside third party to perform testing and remediation services for those of its stores for which it is primarily responsible for performing environmental compliance and remediation.

In the ordinary course of business, the Company periodically detects releases of gasoline or other regulated substances from USTs it owns or operates. As part of its program to manage USTs, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted if and when new information becomes known. Additionally, the Company records receivables based upon the estimated reimbursement from various state environmental trust funds which have provisions for sharing or reimbursing certain costs incurred by UST owners or operators based upon compliance with the terms and conditions of such funds. Because of the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year. A more complete discussion of environmental remediation liabilities is included in the Notes to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The Company's stores are generally located in suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. The stores are located in Ohio, Kentucky, Pennsylvania, Michigan, Indiana, Tennessee, and North Carolina. A typical Dairy Mart store ranges between 2,400 and 3,800 square feet and is a free-standing structure.

Of the 547 stores in operation as of February 3, 2001, 75 were owned by the Company and 472 were leased. In addition, the Company owns eight locations and is the primary lessee for 27 locations not currently operated as Dairy Mart stores. The Company's policy is to endeavor to lease or sublease these locations to third parties. From time to time, the Company enters into sale-leaseback transactions whereby the Company sells retail locations and leases such locations back from the purchasers. The Company's corporate headquarters, a 47,000 square-foot facility in Hudson, Ohio, is leased from a third party. In addition, the Company leases administrative offices for various regional operations.

In fiscal year 2000, the Company sold its former corporate headquarters, a 77,000 square-foot building and a portion of the 88 acres of land on which the building resides and the Company's former Northeast regional operating office building and manufacturing and processing plant located in a 33,000 square foot building.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores"). The action is entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (U.S. District Court for the State of Connecticut). This action was commenced on April 17, 1997, by New England Dairies, Inc. ("NED") alleging that the Company committed an anticipatory breach of a supply agreement entered into between NED and the Company on April 25, 1995 ("the Agreement"), when the Company entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's complaint alleges lost profits in the amount of $3.7 million. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. Trial of this case was completed on December 7, 2000, and it is not known when the judge will issue his ruling. The Company has recognized no provision for any possible loss in the accompanying financial statements.

The Company was the plaintiff in an action commenced on April 20, 2000, entitled Dairy Mart Convenience Stores, Inc. v. RLI Insurance Group and RLI Insurance Company and RLI Corporation, Civil Action Number 5:00 CV 1043 (U.S. District Court for the Northern District of Ohio, Eastern Division), brought against RLI Insurance Group to recover $3.0 million under the Company's directors and officers excess liability insurance policy for legal fees incurred in the course of defending certain directors and officers of the Company in derivative litigation of Dairy Mart Convenience Stores, Inc. The Company recorded the $3.0 million as a receivable. On November 28, 2000, the Company reached an agreement in principle with RLI Insurance Group to settle the litigation for $1.8 million. Accordingly, a reduction in accounts receivable and other costs related to this settlement was recognized in the amount of $1.3 million during fiscal year 2001 and was included in general and administrative expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has not paid cash dividends during the last three fiscal years, and pursuant to loan covenants contained in the Company's senior revolving credit facility, as amended, is currently restricted from paying dividends and from repurchasing its capital stock. As of February 9, 2000, the Company's former Class A and Class B Common Stock were reclassified into a new, single class of Common Stock. Under the terms of the reclassification, each share of the Company's former Class A Common Stock was converted into one share of the new Common Stock and each share of the former Class B Common Stock was converted into 1.1 shares of the new Common Stock. The Company's Common Stock trades on the American Stock Exchange under the symbol DMC. The table below sets forth the high and low sales prices per share of the Dairy Mart Common Stock as quoted on the American Stock Exchange during its fiscal year ended February 3, 2001.

                                                              HIGH    LOW
                                                              ----    ---
FISCAL YEAR ENDED FEBRUARY 3, 2001:
  First Quarter.............................................   3 1/8   1 7/8
  Second Quarter............................................   4 5/8   2 1/4
  Third Quarter.............................................   5 3/8   3 3/4
  Fourth Quarter............................................   5 1/4   2

The high and low sales price per share on Common Stock A from January 30, 2000 through February 9, 2000 was 3 3/8 and 3 1/4 respectively. The high and low sales price per share on Common Stock B from January 30, 2000 through February 9, 2000 was 3 1/2 and 3 1/8 respectively.

The table below sets forth the high and low sales prices per share of the former Class A and Class B Common Stock, as quoted on the American Stock Exchange for its fiscal year ended January 29, 2000.

                                                     CLASS A        CLASS B
                                                     COMMON         COMMON
                                                      STOCK          STOCK
                                                   -----------    -----------
                                                   HIGH    LOW    HIGH    LOW
                                                   ----    ---    ----    ---
FISCAL YEAR ENDED JANUARY 29, 2000:
  First Quarter..................................   4       2 3/4  3 3/4   2 3/4
  Second Quarter.................................   4       3 1/2  4       3 3/8
  Third Quarter..................................   5 3/8   3 3/8  5 1/2   3 3/8
  Fourth Quarter.................................   4 3/8   3      4 3/8   3 1/4

There were approximately 2,200 holders of the Company's Common Stock as of April 27, 2001. Included in this number are shares held in nominee or street names.

ITEM 6.  SELECTED FINANCIAL DATA

                    FIVE FISCAL YEARS ENDED FEBRUARY 3, 2001

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
OPERATING RESULTS:
  Revenues..............................  $723,671   $588,551   $481,598   $505,654   $585,746
  Interest expense, net.................    14,183     11,583     10,806     10,612     10,877
  Income (loss) before income taxes.....   (24,073)    (3,660)       175     (1,999)    (2,529)
  Net income (loss).....................   (29,451)    (2,496)        25     (1,468)    (1,836)
EARNINGS (LOSS) PER SHARE:
  Net earnings (loss) per share-- basic
     and diluted........................     (5.96)      (.51)       .01       (.31)      (.41)
BALANCE SHEET DATA:
  Property and equipment, net...........  $111,448   $110,946   $ 98,829   $ 82,589   $ 89,448
  Total assets..........................   190,717    209,799    181,331    167,647    177,805
  Long-term obligations(a)..............   135,600    123,135    108,507     96,448    110,428
  Stockholders' equity (deficit)........   (22,272)     6,869      9,257      8,988     10,214
OTHER DATA:
  Earnings before interest expense,
     income taxes, depreciation and
     amortization (EBITDA)(b)...........  $  5,023   $ 21,338   $ 21,079   $ 19,319   $ 20,092

---------------

(a)  Long-term obligations include the current portion of long-term obligations.

(b) EBITDA is significant to the Company's calculations of its financial covenants and is defined as earnings before interest expense, income taxes and depreciation and amortization. EBITDA should not be viewed as a substitute for, or in isolation from, Generally Accepted Accounting Principles (GAAP) measurements such as net income (loss) or cash flow from operations.

                              FINANCIAL HIGHLIGHTS
         FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000
                              AND JANUARY 30, 1999

(IN THOUSANDS, EXCEPT NUMBER OF LOCATIONS, GROSS PROFIT PER GALLON AND PER SHARE
                                     DATA)

                                                               2001        2000        1999
                                                             --------    --------    --------
FINANCIAL DATA:
  Revenues:
  Merchandise sales........................................  $375,122    $353,545    $307,048
  Gasoline sales...........................................   347,759     233,926     170,627
  Other....................................................       790       1,080       3,923
                                                             --------    --------    --------
  Total revenues...........................................   723,671     588,551     481,598
                                                             --------    --------    --------
Net income (loss)..........................................  $(29,451)   $ (2,496)   $     25
                                                             --------    --------    --------
STORE DATA:
Company operated:
  Gross profit.............................................  $115,546    $111,664    $103,229
     Average sales per store(1)............................  $    794    $    729    $    647
     Average gross profit per store(1).....................  $    250    $    236    $    222
  Number of stores at year end.............................       444         475         477
Franchise operated:
  Franchise fees...........................................  $  9,085    $  9,678    $ 10,255
     Average sales per store(1)............................  $    656    $    642    $    612
     Average franchise fees per store(1)...................  $     80    $     71    $     68
  Number of stores at year end.............................       103         128         141
Total stores:
  Gross profit.............................................  $124,631    $121,342    $113,484
     Average sales per store(1)............................  $    747    $    689    $    608
     Average combined gross profit and franchise fees per
       store(1)............................................  $    217    $    199    $    185
  Number of stores at year end.............................       547         603         618
GASOLINE DATA:
  Gallons sold.............................................   238,054     202,648     169,916
  Gross profit.............................................  $ 22,260    $ 22,568    $ 20,085
     Average gallons sold per location.....................       838         753         590
  Gross profit per gallon..................................  $  .0935    $  .1114    $  .1182
  Number of gasoline locations at year end.................       276         283         282
OTHER DATA:
  Weighted-average number of shares in basic EPS...........     4,945       4,869       4,823
  Book value per share(2)..................................  $  (3.23)   $   1.02    $   1.38

---------------

(1) The calculation of average sales per store, average gross profit per store, average franchise fees per store and gasoline gallons per store is based on a weighted-average number of stores open during fiscal years 2001, 2000 and 1999, respectively.

(2) The calculation uses total outstanding shares including the dilutive effect of stock options, stock grants and stock warrants as of February 3, 2001, January 29, 2000 and January 30,1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Since the end of the Company's fiscal year 2001, the Company has entered into the Merger Agreement and commenced the initiation of a Business Restructuring Plan and a Business Segmentation Plan. For a more complete discussion of the Merger Agreement, the Business Restructuring Plan and the Business Segmentation Plan, see Item 1. Business--General.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

 FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30,
                                      1999

                                                               2001      2000      1999
                                                              ------    ------    ------
Revenues....................................................  $723.7    $588.5    $481.6
Cost of goods sold and expenses:
  Cost of goods sold........................................   576.0     443.5     344.1
  Operating and administrative expenses.....................   157.5     137.1     126.5
  Interest expense, net.....................................    14.2      11.6      10.8
                                                              ------    ------    ------
                                                               747.7     592.2     481.4
Income (loss) before income taxes...........................   (24.1)     (3.7)      0.2
Benefit (provision) from income taxes.......................    (5.4)      1.2      (0.2)
                                                              ------    ------    ------
  Net income (loss).........................................  $(29.5)   $ (2.5)   $  0.0
  Income (loss) per share...................................  $(5.96)   $(0.51)   $ 0.01

  FISCAL YEAR 2001 RESULTS COMPARED TO FISCAL YEAR 2000 RESULTS:

  Revenues

Revenues for fiscal year 2001 increased $135.2 million compared to fiscal year 2000. The Company's fiscal year ends on the Saturday closest to January 31. There were 53 weeks included in the fiscal year ended February 3, 2001 and 52 weeks in the fiscal year ended January 29, 2000. A summary of revenues by functional area is shown below:

                                                               2001      2000
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience stores..........................................  $375.2    $353.6
Gasoline....................................................   347.7     233.9
Other.......................................................      .8       1.0
                                                              ------    ------
          Total.............................................  $723.7    $588.5
                                                              ======    ======

Convenience store revenues increased $21.6 million, or 6.1%, in fiscal year 2001 compared to fiscal year 2000. This increase is the result of the inclusion of 53 weeks in fiscal year 2001, as described above, a 2.8% increase in comparable Company-operated store sales and the opening of nine new stores during fiscal year 2001, partially offset by the closure or sale of 65 under-performing stores.

Gasoline revenues increased $113.8 million in fiscal year 2001 compared to fiscal year 2000 as a result of the inclusion of 53 weeks in fiscal year 2001, an increase in the average selling price of gasoline of 30.7 cents per gallon and an increase in total gallons sold of 35.4 million, or 17.5%. The increase in gallons sold is primarily a result of opening 27 convenience stores during fiscal years 2000 and 2001, all of which have expanded gasoline facilities resulting in substantially higher average gasoline sales than the Company's older, less modern convenience stores that sell gasoline. Gallons of gasoline sold for comparable stores that sell gasoline decreased 2.3% from fiscal year 2000 to fiscal year 2001.

  Gross Profit

Gross profit increased $2.7 million from fiscal year 2000 to fiscal year 2001. A summary of gross profit by functional area is shown below:

                                                               2001      2000
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience Stores..........................................  $124.7    $121.4
Gasoline....................................................    22.2      22.6
Other.......................................................      .8       1.0
                                                              ------    ------
  Total.....................................................  $147.7    $145.0
                                                              ======    ======

Convenience store gross profits increased by $3.3 million in fiscal year 2001 compared to fiscal year 2000. The increase in store gross profit was a result of the increase in convenience store sales, as described above, partially offset by a decrease in overall convenience store gross profit margin. Convenience store gross profit margin decreased from 34.3% in fiscal year 2000 to 33.2% in fiscal year 2001. Convenience store gross profit margins decreased primarily because cigarette sales increased relative to total sales and cigarette sales carry a lower gross profit margin than merchandise sales in total. In addition, the gross profit margin on cigarette sales decreased as a result of increases in wholesale cigarette costs during fiscal year 2001.

Gasoline gross profits decreased $0.4 million in fiscal year 2001 compared to fiscal year 2000. This decrease was primarily attributable to a 1.7 cent per gallon decrease in gasoline gross profit partially offset by the increase in gasoline gallons sold, described above. Gasoline gross profit was 9.4 cents per gallon in fiscal year 2001 compared to 11.1 cents per gallon in fiscal year 2000. Average product cost per gallon increased 31% in fiscal year 2001 compared to fiscal year 2000 as a result of increases in crude oil prices and wholesale gasoline costs during fiscal year 2001. However, competitive pressures in the Company's major market areas held the increase in the average retail price per gallon to 27%. In addition, credit card fees paid by the Company increased $1.8 million, or 83%, during fiscal year 2001 as a result of the higher average retail price of gasoline and the higher relative proportion of gasoline purchases made using credit cards.

  Operating and Administrative Expenses

Operating and administrative expenses increased $20.4 million in fiscal year 2001 compared to fiscal year 2000. A summary of operating and administrative expenses is shown below:

                                                               2001      2000
                                                              ------    ------
                                                               (IN MILLIONS)
Operating expenses..........................................  $124.9    $111.4
General & administrative expenses...........................    32.6      25.7
                                                              ------    ------
  Total.....................................................  $157.5    $137.1
                                                              ======    ======

The increase in operating expenses was primarily the result of an increase in store wages, employee benefits, payroll taxes, advertising expense, depreciation and store occupancy costs. Store labor costs have increased as a result of wage rate increases required to attract store associates in a low unemployment environment and highly competitive labor market. Advertising expenses were increased to promote the Company's food service offerings. Depreciation and store occupancy costs increased as a result of 27 new stores opened during fiscal years 2000 and 2001.

General and administrative expenses increased as a result of (1) higher liability and health insurance costs, (2) increases in costs incurred to sell or close under-performing stores, (3) costs associated with corporate governance activities, including the previously announced review of the Company's strategic alternatives, and (4) a $1.3 million charge related to the settlement of a lawsuit involving the recovery of costs associated with a previously settled shareholder derivative action. The settlement is described more fully in the Legal Proceedings section of this document.

  Interest Expense, Inflation and Taxes

Interest expense, net, was $14.2 million in fiscal year 2001 and $11.6 million in fiscal year 2000. The increase was primarily attributable to an increase in capital lease borrowings, an increase in the average outstanding balance of the senior revolving credit facility and an increase in interest rates.

As noted in the analyses above, the Company experienced increases in the cost of tobacco products, gasoline and wages during fiscal year 2001.

The effective tax rate for the Company was a provision of 22.3% for fiscal year 2001 and a benefit of 31.8% for fiscal year 2000. In fiscal year 2001, the Company fully offset net deferred tax assets by recording a valuation allowance of $4.8 million because of the uncertainty of realizing certain tax credits and loss carryforwards in the future. The recording of the valuation allowance had no impact on the Company's net cash provided by operating activities.

  FISCAL YEAR 2000 RESULTS COMPARED TO FISCAL YEAR 1999 RESULTS:

  Revenues

Revenues for fiscal year 2000 increased $106.9 million compared to fiscal year 1999. There were 52 weeks included in the fiscal years ended January 29, 2000 and January 30, 1999. A summary of revenues by functional area is shown below:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience stores..........................................  $353.6    $307.1
Gasoline....................................................   233.9     170.6
Other.......................................................     1.0       3.9
                                                              ------    ------
  Total.....................................................  $588.5    $481.6
                                                              ======    ======

Convenience store revenues increased $46.5 million, or 15.1%, in fiscal year 2000 compared to fiscal year 1999. This increase is the result of an 11.5% increase in comparable Company-operated store sales and the opening of 18 new stores during fiscal year 2000, partially offset by the closure or sale of 33 under-performing stores. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse effect on results of operations.

Gasoline revenues increased $63.3 million in fiscal year 2000 compared to fiscal year 1999 as a result of an increase in total gallons sold of 32.7 million, or 19.3%, and an increase in the average selling price of gasoline of 14.5 cents per gallon. The increase in gallons sold is primarily a result of opening 18 convenience stores during fiscal year 2000 all of which have expanded gasoline facilities resulting in substantially higher average gasoline sales than the Company's older, less modern convenience stores that sell gasoline. Gallons of gasoline sold for comparable stores increased 4.9% from fiscal year 1999 to fiscal year 2000.

  Gross Profit

Gross profit increased $7.5 million from fiscal year 1999 to fiscal year 2000 A summary of gross profit by functional area is shown below:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience Stores..........................................  $121.4    $113.5
Gasoline....................................................    22.6      20.1
Other.......................................................     1.0       3.9
                                                              ------    ------
  Total.....................................................  $145.0    $137.5
                                                              ======    ======

Convenience store gross profit increased by $7.9 million in fiscal year 2000 compared to fiscal year 1999. The increase in store gross profit was a result of the increase in convenience store sales, as described above, partially offset by a decrease in overall convenience store gross profit margin. Convenience store gross profit margin decreased from 36.9% in fiscal year 1999 to 34.3% in fiscal year 2000. The decrease in margin was primarily the result of lower cigarette margins due to increases in the wholesale cost of cigarettes. Additionally, higher retail cigarette prices have increased carton sales, which are less profitable than sales of individual packs.

Gasoline gross profit increased $2.5 million in fiscal year 2000 compared to fiscal year 1999. This increase was primarily attributable to the increase in gasoline gallons sold, as described above, partially offset by lower gross profit per gallon. Gasoline gross profit was 11.4 cents per gallon in fiscal year 2000 compared to 11.8 cents per gallon in fiscal year 1999. Gasoline gross profit was negatively impacted by increases in crude oil prices and wholesale gasoline costs in the fourth quarter of fiscal year 2000, and was substantially lower than the gross profit experienced in the previous three quarters and fiscal year when wholesale prices were considerably lower.

Other revenues and gross profit decreased $2.9 million in fiscal year 2000 compared to fiscal year 1999 primarily as a result of a $3.0 million one-time fee recognized through the termination of a long-term ATM (automated teller machine) agreement earned in fiscal year 1999. The Company's former partner in the agreement agreed to the termination fee in lieu of its on-going payment obligations under the agreement, which were approximately $130,000 per month.

  Operating and Administrative Expenses

Operating and administrative expenses increased $10.6 million in fiscal year 2000 compared to fiscal year 1999. A summary of operating and administrative expenses is shown below:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Operating expenses..........................................  $111.4    $100.2
General & administrative expenses...........................    25.7      26.3
                                                              ------    ------
  Total.....................................................  $137.1    $126.5
                                                              ======    ======

The increase in operating expenses was primarily the result of an increase in store wages, employee benefits, payroll taxes, advertising expense, depreciation and store occupancy costs. Store labor costs have increased as a result of wage rate increases required to attract store associates in a low unemployment environment and highly competitive labor market. Advertising expenses were increased to promote the Company's food service offerings. Depreciation and store occupancy costs increased as a result of the Company's new store expansion program and additional capital expenditures to implement food service programs and upgrade gasoline facilities.

The decrease in general and administrative expenses was primarily the result of lower salary and wage costs and a net gain on the disposition of properties in fiscal year 2000 compared to a net loss in fiscal year 1999 partially offset by
(1) $0.9 million of non-recurring expenses in fiscal year 2000 incurred in a derivative litigation settlement and the reclassification of the Company's former two classes of Common Stock into a new, single class of stock and (2) $0.5 million of expenses in fiscal year 2000 related to costs incurred relative to the Company's pursuit of a long-term gasoline supply and branding relationship for its Ohio and Michigan markets.

  Liquidity and Capital Resources

The Company has a $30.0 million senior revolving credit facility (the "Credit Facility"). The Company can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on September 15, 2002. As of February 3, 2001, the Company had $24.3 million in outstanding revolving credit loans and $5.2 million in outstanding letters of credit under the facility.

On October 28, 2000, the terms of the Credit Facility were amended to change certain financial covenants for the fiscal third quarter and to require the Company to (1) make a prepayment of $20.0 million of the outstanding revolving loan amounts on or before March 15, 2001 and (2) to reduce annually the outstanding revolving loan amounts to zero for 30 consecutive days during the period from July 1 through September 30. The Company paid the participating lenders $300,000 in connection with entering into this amendment to the Credit Facility. On March 14, 2001, the terms of the Credit Facility were further amended to eliminate the requirement that the Company prepay $20 million of the outstanding revolving loan amounts on or before March 15, 2001. The Company paid the participating lenders $500,000 in connection with entering into this amendment to the Credit Facility. On May 7, 2001, the terms of the Credit Facility were further amended to (1) waive any default or event of default under the Credit Facility arising from any failure to comply with financial ratio covenants; (2) amend financial ratio covenants for the four quarters of fiscal year 2002; (3) eliminate the requirement to reduce annually the outstanding revolving loan amounts to zero for 30 consecutive days during the period from July 1 through September 30; and (4) change the maturity date from April 30, 2003 to September 15, 2002. The Company paid the participating lenders $750,000 in connection with entering into this amendment to the Credit Facility and will be obligated to pay those lenders an additional $250,000 on September 1, 2001, if the merger is not completed by that date.

The ability of the Company to be in compliance with certain financial ratio covenants in the future is dependent upon the Company realizing improved operating results from those reported for the fiscal year ended February 3, 2001. Accordingly, the Company has commenced implementing the Business Restructuring Plan and the Business Segmentation Plan. The Company is also seeking alternative sources of financing to repay its outstanding obligations under the Credit Facility. These sources include the execution of long-term vendor supply agreements that would involve the receipt by the Company of monies due upon the execution of such agreements. During the first quarter of fiscal year 2002, the Company executed a long-term vendor supply agreement and received $8.7 million in cash in connection therewith. These proceeds were used to reduce outstanding borrowings under the Credit Facility. And, as further discussed in
Item 1. Business--General, the Company is also seeking to consummate the merger that would result in the sale of the Company in its entirety and a refinancing of the Credit Facility. However, because the Merger Agreement is subject to certain conditions, including completion of necessary financing arrangements and stockholder approval, no assurances can be given that the merger will be consummated.

If the merger is not completed and the Company is unable to successfully implement the Business Restructuring Plan, the Business Segmentation Plan and otherwise realize an improvement in operating results during fiscal year 2002, the Company may not be in compliance with certain amended financial ratio covenants as required by the Credit Facility. If the Company is not in compliance with these certain financial ratio covenant requirements in the future and the Credit Facility lenders do not waive these requirements or otherwise amend the Credit Facility, the Company would be in default and the Credit Facility lenders could cause repayment of the Credit Facility to be accelerated in which case amounts outstanding under the Credit Facility would become immediately due and payable. In addition, certain other indebtedness and obligations of the Company, including the senior subordinated notes, certain mortgage notes payable and certain operating leases, material to the Company's operations, would become immediately due and payable upon an acceleration of the Company's Credit Facility. The Company is not currently in default under any of these arrangements.

Management anticipates that the cash flow from operations, the proceeds from the sale of certain assets and the execution of long-term vendor supply agreements will provide the Company with adequate liquidity to fund operations and meet its ongoing debt service requirements.

  Cash Provided By Operating Activities

During fiscal year 2001, net cash provided by operating activities was $0.3 million compared to $6.8 million in fiscal year 2000. The decrease in net cash provided by operating activities for fiscal year 2001 compared to fiscal year 2000 was primarily the result of an increase in net loss and a decrease in accounts payable, partially offset by a decrease in accounts receivable and store inventory. The decrease in store inventory is the result of fewer stores in operation and the Company's effort to reduce cigarette inventory on hand and increase cigarette inventory turnover. Accounts receivable decreased primarily as a result of the receipt of insurance related proceeds and the partial write-off of insurance related accounts receivable in connection with a derivative litigation settlement, the timing of receipt of rebates due from trade vendors and a reduction in the number of franchise stores in operation and corresponding accounts receivable from franchisees. The decrease in accounts payable is a result of lower trade vendor payables in connection with reduced levels of inventory and lower money order payables in connection with fewer stores in operation.

  Capital Expenditures

The Company's capital expenditures, net of the proceeds from the sale of property, equipment and assets held for sale, were $7.6 million lower in fiscal year 2001 than in fiscal year 2000. In fiscal year 2001, the Company purchased $17.4 million of property and equipment, primarily for the construction of nine new stores that opened in fiscal year 2001. The Company has suspended its new store expansion program and the related capital expenditures pending its ability to consummate the merger. Management estimates that capital expenditures will be required in the range of $2.0 million to $3.0 million annually to replace existing property, plant and equipment that becomes obsolete and worn out in the ordinary course of business.

  Environmental Responsibility

The Company's financial statements are prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," that provides guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation with respect to release of regulated substances from existing and previously operated retail gasoline facilities. For a related discussion on environmental liabilities, see the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK

The Company does not have any instruments that it believes would be materially affected by any future interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiaries and notes thereto, appear on pages F1 through F28 of this Form 10-K. The required Supplementary Data appears on page F30 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, positions and ages of the directors and executive officers of the Company as of April 27, 2001. Each executive officer will serve until a successor is selected by the Board of Directors or until the earlier of their resignation or removal.

                NAME                                    POSITION                       AGE
                ----                                    --------                       ---
Albert T. Adams.....................  Director                                         50
Frank W. Barrett....................  Director                                         61
J. Kermit Birchfield, Jr............  Director                                         61
John W. Everets.....................  Director                                         54
William A. Foley....................  Director                                         53
Robert B. Stein Jr..................  Chairman of the Board, President and Chief
                                        Executive Officer                              43
Gregory G. Landry...................  Vice Chairman and Chief Financial Officer        43
Alice R. Guiney.....................  Vice President Human Resources                   47
Susan D. Adams......................  Vice President Finance and Treasurer             43
Dale R. Valvo.......................  Vice President Gasoline and Store Development    51

ALBERT T. ADAMS

Mr. Adams, a director since 1998, has been a partner with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, since 1984, and has been affiliated with the firm since 1977. Mr. Adams is a director of American Industrial Properties REIT, Associated Estates Realty Corporation, Boykin Lodging Company, Captec Net Lease Realty, Inc. and Developers Diversified Realty Corporation.

FRANK W. BARRETT

Mr. Barrett, a director since 1983, has been Executive Vice President of Family Bank, FSB, a subsidiary of Peoples Heritage Financial Group since 1994. Mr. Barrett is a director of the Providence and Worcester Railroad, which provides freight rail service in Connecticut, Massachusetts and Rhode Island.

J. KERMIT BIRCHFIELD, JR.

Mr. Birchfield, a director since 1996, has been the Chairman of the Board of Displaytech, Inc., a manufacturer of high resolution miniature ferro-electric liquid crystal displays since 1995. Mr. Birchfield is a director of HPSC, Inc., company that provides financing for the purchase of health care equipment, Intermountain Gas Company, Inc., an Idaho public utility company, and the Compass Group of Mutual Funds of MFS, Inc., a wholly owned subsidiary of Sun Life of Canada, a registered mutual funds company.

JOHN W. EVERETS

Mr. Everets, a director since 1994, has been Chairman of the Board and Chief Executive Officer of HPSC, Inc., a company that provides financing for health care equipment since July 1993 and has been a director of HPSC, Inc. since 1983. Mr. Everets is also a director of Eastern Company, a manufacturing company.

WILLIAM A. FOLEY

Mr. Foley, a director since 1999, has been the Chairman, President, Chief Executive Officer and a director of LESCO, Inc., a manufacturer and direct marketer of turf care products and equipment, since July 1993. Mr. Foley is also a director of Libbey, Inc., a producer of glass products.

ROBERT B. STEIN, JR.

Mr. Stein, a director since 1992, was elected President of the Company in September 1994, Chief Executive Officer in June 1995 and Chairman of the Board of Directors in December 1995. He joined the Company in 1983 and served in various positions including Treasurer, General Manager of the Midwest Region, and Executive Vice President-Operations and Marketing. Mr. Stein is also a director of LESCO, Inc., a manufacturer and direct marketer of turf care products and equipment.

GREGORY G. LANDRY

Mr. Landry, a director since 1991, has served as Chief Financial Officer of the Company since August 1990, was named Executive Vice President of the Company in April 1992, and Vice Chairman in April 2000. Mr. Landry joined the Company in October 1985 and served in various financial positions, including Treasurer.

ALICE R. GUINEY

Ms. Guiney was named Vice President Human Resources in November 1996. From June 1992 through November 1996, Ms. Guiney directed corporate and field operational disciplines of human resources for Sunglass Hut International, a retailer of sunglasses.

SUSAN D. ADAMS

Ms. Adams was named Vice President Finance and Treasurer in November 1997. From May 1997 through November 1997, Ms. Adams served as Assistant Treasurer for DoubleTree Corporation, an owner and operator of hotels. From February 1986 through May 1997, she held various positions, including Assistant Treasurer, with The Circle K Corporation, a convenience store operator and franchisor.

DALE R. VALVO

Mr. Valvo was named Vice President Gasoline and Store Development in February 1999. He joined the Company in April 1998 as Vice President Gasoline Operations. From July 1990 through October 1998, Mr. Valvo was General Manager Marketing-Southeast Business Unit for Fina Oil and Chemical Company, a diversified oil company.

  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on the Company's review of Forms 3, 4 and 5, all transactions occurring during fiscal year 2001 which required the reporting of changes in beneficial ownership of the Company's Common Stock were timely filed for all of the Company's executive officers and directors, except the Forms 5 that were inadvertently not filed by Messrs. Adams, Everets, and Foley in connection with their election to defer the payment of their directors' fees in an account that values that deferred compensation as if it were invested in the Common Stock of the Company.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

EXECUTIVE OFFICERS' COMPENSATION

The following table summarizes the compensation earned by or paid to the Company's Chief Executive Officer and the Company's other five most highly compensated executive officers who served during the 2001 fiscal year.

  SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                               ANNUAL COMPENSATION                AWARDS(A)
                                    ------------------------------------------   ------------
                                                                  OTHER ANNUAL    SECURITIES     ALL OTHER
                                    FISCAL                        COMPENSATION    UNDERLYING    COMPENSATION
   NAME AND PRINCIPAL POSITION       YEAR     SALARY     BONUS        (c)          OPTIONS          (d)
   ---------------------------      ------   --------   -------   ------------   ------------   ------------
Robert B. Stein, Jr...............   2001    $415,385   $68,750(b)   $68,750       125,000         $7,298
  Chairman of the Board, President   2000     391,346    50,000       1,611             --          9,430
  and Chief Executive Officer        1999     374,998        --      45,983        183,750         10,270
Gregory G. Landry.................   2001     285,577   $52,000(b)    49,500        66,000          5,688
  Vice Chairman and                  2000     264,615    37,500          --             --          9,220
  Chief Financial Officer            1999     244,998        --          --        105,000         10,009
J. Wayne Colley...................   2001     258,654    10,000      25,792             --             --
  Executive Vice President and       2000          --        --          --             --             --
  Chief Operating Officer            1999          --        --          --             --             --
Dale R. Valvo.....................   2001     153,173        --       6,000             --          4,336
  Vice President                     2000     133,750    10,000       6,000          7,500            550
  Gasoline and Store Development     1999      89,216        --       5,000         20,000            865
Alice R. Guiney...................   2001     143,135        --       6,045             --          4,051
  Vice President                     2000     129,904    10,000       2,265          7,500            550
  Human Resources                    1999     125,000        --       1,508             --            388
Susan D. Adams....................   2001     142,789        --       6,000             --          3,799
  Vice President                     2000     129,904    10,000       6,000          7,500            550
  Finance and Treasurer              1999     125,000        --      45,193             --            536

---------------

(a) The Company did not grant any stock appreciation rights nor make any long-term incentive plan payments during fiscal years 2001, 2000 or 1999.

(b) Includes 25,000 shares and 18,000 shares granted to Mr. Stein and Mr. Landry, respectively, on April 6, 2000, at fair market value of $2.75 per share on that date.

(c) Other annual compensation for the following named executive officers includes the following amounts paid on behalf of, or received by, each officer: (i) In fiscal year 2001, Mr. Stein received $68,750 in tax reimbursement relating to the award of 25,000 shares of Common Stock granted to Mr. Stein. In fiscal year 2000, Mr. Stein received $894 for relocation expense and $717 in tax reimbursement. In fiscal year 1999, Mr. Stein received $27,731 for relocation expense and $18,252 in tax reimbursement;
    (ii) In fiscal year 2001, Mr. Landry received $49,500 in tax reimbursement relating to the award of 18,000 shares of Common Stock granted to Mr. Landry; (iii) In fiscal year 2001, Mr. Colley received $25,231 in tax reimbursement and $561 in automobile allowance. Mr. Colley's employment with the Company began January 18, 2000; (iv) For Mr. Valvo the amounts represent automobile allowances. Mr. Valvo has been employed by the Company since April 1, 1998; (v) For Ms. Guiney the amounts represent automobile allowances; (vi) In fiscal year 2001, Ms. Adams received $6,000 in automobile allowance. In fiscal year 2000, Ms. Adams received $6,000 in automobile allowance. In fiscal year 1999, Ms. Adams received $24,100 for relocation expense, $14,093 in tax reimbursement, and $7,000 in automobile allowance.

(d) Includes amounts contributed for the benefit of the Company's executive officers to the Company's Non-Qualified deferred compensation plan, qualified profit sharing plan and premiums paid by the Company for split-dollar and life insurance for the benefit of certain executive officers during the applicable years. Company contributions to the Non-Qualified deferred compensation plan for fiscal year 2001 included $4,231 for Mr. Stein, $3,385 for Mr. Landry, $4,076 for Mr. Valvo and $3,808 for Ms. Guiney, and $3,799 for Ms. Adams. Company contributions to the qualified profit sharing plan for each of the 2001, 2000, and 1999 fiscal years, respectively, included $462, $550 and $388 for Mr. Stein, $0, $550 and $388, for Mr. Landry, $260,
    $550 and $865 for Mr. Valvo, $243, $550 and $338 for Ms. Guiney, and $0, $550 and $536 for Ms. Adams. Premiums paid on split-dollar and life insurance for each of the 2001, 2000, and 1999 fiscal years, respectively, included $2,606, $8,880 and $9,882 for Mr. Stein, and $2,303, $8,670 and
    $9,621 for Mr. Landry.

  LONG-TERM INCENTIVE AWARDS IN LAST FISCAL YEAR

The Company did not grant long-term incentive awards during the 2001 fiscal year to any of the named executive officers listed in the Summary Compensation Table.

  OPTIONS GRANTED IN LAST FISCAL YEAR

The table below provides certain information regarding stock options granted during the Company's last fiscal year to the named executive officers listed in the Summary Compensation Table above.

                                   INDIVIDUAL GRANTS                                    POTENTIAL REALIZABLE
                       -----------------------------------------                          VALUE AT ASSUMED
                       NUMBER OF                                                       ANNUAL RATES OF STOCK
                       SECURITIES     % OF TOTAL                                         PRICE APPRECIATION
                       UNDERLYING      OPTIONS       EXERCISE OF                          FOR OPTION TERM
                        OPTIONS       GRANTED TO     BASE PRICE                                 (c)
                        GRANTED      EMPLOYEES IN     PER SHARE       EXPIRATION       ----------------------
        NAME              (a)        FISCAL YEAR         (b)             DATE             5%           10%
        ----           ----------    ------------    -----------    ---------------    ---------    ---------
Robert B. Stein
  Jr.................   125,000          65.4           $2.75           4/5/10         $559,933     $891,599
Gregory G. Landry....    66,000          34.6           $2.75           4/5/10         $295,644     $470,764
J. Wayne Colley......        --            --              --               --               --           --
Dale R. Valvo........        --            --              --               --               --           --
Alice R. Guiney......        --            --              --               --               --           --
Susan D. Adams.......        --            --              --               --               --           --

---------------

(a) The options become fully exercisable over four years, with 25% of the options vesting on each anniversary of the option grant date. All options expire ten years from the date of grant, unless sooner terminated by, for example, the failure to exercise an option, to the extent it is then exercisable, before three months after termination of the optionee's employment, except for termination in the case of death, in which case, the option is exercisable within one year from the date of death by the optionee's executor, administrator or personal representative, to the extent it is then exercisable. If the merger is completed, these options will become immediately exercisable. Messrs. Stein and Landry were also awarded 25,000 and 18,000 shares of stock, respectively, on the date the options were granted.

(b) All options were granted at the exercise price per share equal to the fair market value of the Company's Common Stock on the date of grant, as quoted on the American Stock Exchange (AMEX).

(c) These amounts are based on hypothetical appreciation rates of 5% and 10% and are not intended to forecast the actual future appreciation of the Company's common shares. No gain to optionees is possible without an actual increase in the price of the Company's common shares, which would benefit all of the Company's stockholders. All calculations are based on a ten-year option period compounding annually.

  AGGREGATED OPTION EXERCISES DURING 2001 FISCAL YEAR AND FISCAL YEAR 2001 YEAR END OPTION VALUES

The table below sets forth information regarding stock options that were exercised, if any, during the past fiscal year, and unexercised stock options held as of February 3, 2001, by the executive officers listed in the Summary Compensation Table above.

                                                                          VALUE OF
                                                                          NUMBER OF                 UNEXERCISED
                                                                      SHARES UNDERLYING            IN-THE-MONEY
                                      NUMBER OF                          UNEXERCISED                OPTIONS AT
                                        SHARES                           OPTIONS AT                   FISCAL
                                       ACQUIRED                        FISCAL YEAR END              YEAR END(1)
                                    ON EXERCISE OF      VALUE          EXERCISABLE(E)/            EXERCISABLE(E)/
              NAME                     OPTIONS         REALIZED       UNEXERCISABLE(U)           UNEXERCISABLE(U)
              ----                 ----------------    --------    -----------------------    -----------------------
Robert B. Stein, Jr..............        --              --            $249,375        (E)         $12,431        (E)
                                                                        216,875        (U)              --        (U)
Gregory G. Landry................        --              --             159,000        (E)          10,959        (E)
                                                                        118,500        (U)              --        (U)
J. Wayne Colley..................        --              --              35,000        (E)              --        (E)
                                                                         85,000        (U)              --        (U)
Dale R. Valvo....................        --              --              11,875        (E)              --        (E)
                                                                         15,625        (U)              --        (U)
Alice R. Guiney..................        --              --              18,125        (E)              --        (E)
                                                                          9,375        (U)              --        (U)
Susan D. Adams...................        --              --              16,875        (E)              --        (E)
                                                                         10,625        (U)              --        (U)

---------------

(1) Values are calculated for options "in the money" by subtracting the exercise price per share from the closing price per share of the Company's Common Stock on February 3, 2001, which was $3.00. Certain of the executive officers have options to purchase shares of Common Stock at exercise prices greater than the fair market value of the applicable class of Common Stock as of February 3, 2001. Such options are not "in the money" and, therefore, their value is not disclosed above.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In March 1998, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") to provide additional retirement benefits, payable in a lump sum, to certain executive officers. Currently, only Messrs. Stein and Landry participate in the SERP. The SERP is an unfunded plan; however, the Company intends to use the cash surrender value of key life insurance policies purchased by the Company on the lives of Messrs. Stein and Landry to fund its obligations under the Plan. Messrs. Stein and Landry have no claim or right to the proceeds of the cash surrender value of the insurance policies that are payable upon their death. To the extent they have an accrued vested benefit under the SERP, they will only have a claim against the general assets of the Company. Messrs. Stein and Landry are each 100% vested as of the end of fiscal year 2001.

The benefits under the SERP are payable in a lump sum, which reflects the annual life benefit determined under the SERP, discounted to its present value. The lump sum benefit is based on providing the participant the present value of an annual annuity commencing at age 65 and payable through participant's death equal to (a) 50% of the average of participant's three greatest years of compensation during participant's last five years of service with the Company multiplied by a percentage equal to the actual years of service credited through retirement divided by the years of service the participant could have been credited with through the age of 65, less (b) the actuarial equivalent value, as determined under the SERP, of (i) half the participant's Social Security benefits and (ii) all Company contributions or allocations on the participant's behalf to or under any other deferred compensation or retirement-type plans, such as the Company 401(k) matching contribution, plus deemed interest equal to seven percent compounded annually, on such contributions or allocations. Stock option grants and incentive stock awards are not considered under the SERP as Company contributions or allocations under a retirement plan. The portion of the benefit that is based on the percentage of years of service credited to the participant will accelerate to 100% upon (a) a change of control that is not approved by two-thirds of the Board of Directors or (b) the Company terminating the participant without "good cause."

The compensation covered under the SERP is generally the same compensation that is covered in the Summary Compensation Table for Messrs. Stein and Landry, except that compensation under the SERP does not include the Company 401(k) match or compensation from any equity based compensation plan including stock options and incentive stock awards.

If Messrs. Stein and Landry retired at age 65 and they both received annual increases in their compensation each year through age 65, they would be entitled to an accrued lump sum benefit of approximately $3,810,000 and $2,590,000 respectively, at age 65. If any excise taxes are due on such payments, the payments will be grossed up to cover such taxes.

DIRECTORS' COMPENSATION

Each non-employee director is compensated at the rate of $12,000 per year plus $1,000 for attendance at each meeting of the Board of Directors and for each meeting of any committee, including the special committee formed in connection with the merger, on which he serves, but non-employee directors are paid only $500 for attending telephonic meetings (except for meetings of the special committee, which remain at $1,000). Under the Directors' Deferred Compensation Plan that was adopted in fiscal year 1999, a director's compensation is credited to the director's account and, as elected by these directors, valued thereafter as if the director had invested the deferred amount in the Company's Common Stock. Messrs. Adams, Everets, and Foley deferred $17,000, $45,500 and $47,000, respectively, in directors' fees pursuant to the plan during fiscal year 2001. In February 2001, Messrs. Barrett, Everets, Birchfield, Foley and Adams each received an automatic grant of options to purchase 3,500 shares of the Company's Common Stock at $2.60 per share pursuant to the stock option plan for outside directors. The Company's employees and officers who are also directors are not paid any directors' fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Company's Board of Directors during the last fiscal year were Messrs. Adams, Barrett, Everets and Foley. Mr. Adams is a partner of Baker & Hostetler LLP, which acts as the Company's general outside legal counsel on a variety of matters. No member of the Compensation Committee was at any time during fiscal year 2001, or at any other time, an officer or employee of the Company. Mr. Foley is the Chairman, President, Chief Executive Officer and Director of LESCO, Inc. Mr. Stein also serves as a director of LESCO, Inc. No other executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

EMPLOYMENT AND SEVERANCE AGREEMENTS

In January 2000, the Company entered into employment agreements with Messrs. Stein, Landry and Colley. The employment agreements for Messrs. Stein and Landry commenced on January 1, 2000, and are initially for three (3) year terms. The employment agreement for Mr. Colley commenced on January 18, 2000, and is initially for a term which shall terminate on December 31, 2002. Each of the employment agreements provide that commencing on January 1, 2001, and each January 1 thereafter, each term is automatically extended one additional year such that the remaining unexpired term shall be three (3) years unless the Company or the employee gives notice before December 31st of each year that it or he does not desire to have the term extended. Under the employment agreements, Messrs. Stein, Landry and Colley receive annual salaries that may be increased, but may not be decreased. In addition, the employment agreements provide that the Board of Directors, or a committee thereof, may award each employee annual bonuses if performance criteria to be determined by the Board are met.

Under the employment agreements, if the employee's employment is terminated for any reason, other than by the Company without cause or by the employee for good reason, or as a result of death or disability, then the employee will receive his salary and bonus through the date of termination. If the employee dies or is disabled, he will also receive any additional benefits that are provided under the Company's death and disability programs in effect at the time of death or disability. In addition, if an employee is disabled and there is no disability program in effect or if an employee dies, then the employee's beneficiary will receive 100% of the employee's annual salary plus an amount equal to the highest of the aggregate bonus payments earned by the employee for any of the last three 12-month periods prior to the date of termination.

The employment agreements provide that if the employee's termination is by the Company without cause or by the employee for good reason, and not as a result of the employee's death or disability, the employee will receive his full salary and bonus through the date of termination. The amount of the employee's bonus will be the highest of the aggregate bonus payments earned by the employee for any of the last three 12-month periods prior to the date of termination. The agreement for Mr. Colley also provides that after such termination, Mr. Colley will receive a severance payment equal to 100% of the sum of his then current full base salary and annual bonus. The agreements for Messrs. Stein and Landry also provide that after such termination, each of Messrs. Stein and Landry will receive a severance payment equal to three times the sum of his then current full base salary and annual bonus. If any payment in connection with the termination of the employee's employment under the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), then the Company will pay the employee an additional payment equal to the amount of any excise tax the employee incurs as a result of the employee's receipt of the additional payment.

Prior to the execution of the Merger Agreement, Mr. Landry indicated to Mr. Stein that he intended to terminate his employment with the Company after the merger. Based on these events and in connection with entering into the Merger Agreement, Mr. Landry and the Company entered into a severance agreement, dated March 15, 2001, to agree upon the obligations that will be due Mr. Landry pursuant to the terms of his employment agreement and benefit plans when he terminates his employment if the merger is consummated. Under the terms of the severance agreement, Mr. Landry will be entitled to receive his accrued and unpaid base salary through his termination date; an annual bonus of $136,500, prorated from February 4, 2001 through his termination date; a cash payment of $1,234,500 comprising three times the sum of his base salary of $275,000 plus his bonus of $136,500; a possible cash payment estimated to be approximately $998,000, representing a gross-up payment to cover excise taxes (and the income tax resulting from the gross-up on the excise taxes) due and payable by him as a result of the benefits being provided to him in connection with the severance agreement and the merger; a cash payment of $354,375 if the merger is not completed by July 13, 2001, and if he does not receive 78,750 shares of Dairy Mart common stock immediately prior to the merger; title to the automobile that he currently uses for commuting to and from work; health insurance benefits for himself and his dependents until he becomes eligible for substantially equivalent benefits from a subsequent employer for a period not to exceed three years; two life insurance policies with an aggregate face value of $500,000 and an aggregate accumulated cash surrender value of approximately $62,000; the personal computer of Dairy Mart that he currently uses at his home; vested retirement benefits of approximately $66,000 to which he is entitled under the supplemental employment retirement plan of Dairy Mart; and legal fees he incurred in connection with negotiating and preparing the severance agreement that are estimated to be approximately $40,000.

Mr. Colley's employment was terminated effective March 30, 2001, in connection with the Business Restructuring Plan. In connection with this plan, Mr. Colley will receive severance payments totaling, in the aggregate, $250,000 to be paid in equal biweekly installments through July 2001, then he will receive the balance in a lump sum. In addition, options to purchase 100,000 shares of Common Stock have become immediately exercisable.

                             COMPENSATION COMMITTEE

                        REPORT ON EXECUTIVE COMPENSATION

OVERVIEW

The Compensation Committee of the Board of Directors (the "Compensation Committee") is composed entirely of outside directors. The Compensation Committee, which consists of Messrs. Everets (Chairman), Adams, Barrett, and Foley, is responsible for establishing and administering the Company's executive compensation policies and the Company's stock option and other employee equity plans. This report addresses the Company's compensation policies for the fiscal year 2001 for executive officers and in particular for Mr. Stein in his capacity as Chairman of the Board, President and Chief Executive Officer.

GENERAL COMPENSATION POLICY

The objectives of the Company's executive compensation program are to:

  - Provide a competitive compensation package that will attract and retain superior talent and reward performance;

  -  Support the achievement of desired Company performance; and

  - Align the interests of executives with the long-term interests of stockholders through award opportunities that can result in ownership of shares of the Company's Common Stock, thereby encouraging the achievement of superior results over an extended period.

EXECUTIVE OFFICER COMPENSATION PROGRAM

The Company's executive officer compensation program is composed primarily of:
(i) base salary, which is set on an annual basis; (ii) annual incentive bonuses, which are based on the achievement of predetermined financial objectives of the Company and individual objectives; (iii) discretionary bonuses, which are granted under special circumstances; (iv) supplemental executive retirement plan benefits; and (v) long-term incentive compensation in the form of periodic stock option and restricted stock grants, with the objective of aligning the executive officers' long-term interests with those of the stockholders and encouraging the achievement of superior results over an extended period.

The Compensation Committee performs annual reviews of executive compensation, during which the Compensation Committee reviews executive compensation packages of the Company compared with available information on other national and regional convenience store chains.

In considering compensation of the Company's executives, one of the factors the Compensation Committee takes into account is the anticipated tax treatment to the Company of various components of compensation. The Company does not believe
Section 162(m) of the Internal Revenue Code of 1986, as amended, which generally disallows a tax deduction for certain compensation in excess of $1 million to any of the executive officers appearing in the Summary Compensation Table above, will have an effect on the Company. The Compensation Committee has considered the requirements of Section 162(m) of the Code and its related regulations. It is the Company's present policy to take reasonable measures to preserve the full deductibility of substantially all executive compensation, to the extent consistent with its other compensation objectives.

BASE SALARY

The Compensation Committee reviews base salary levels for the Company's executive officers on an annual basis. In determining salaries, the Compensation Committee takes into consideration individual experience and performance and comparable compensation data available on other national and regional convenience store chains. The Company seeks to set base salaries to be competitive with compensation paid by comparable companies to persons with similar experience.

ANNUAL INCENTIVE BONUSES

The Compensation Committee determines the amount of annual cash bonuses based on achievement of predetermined financial, operational and strategic objectives. Giving greatest weight to the attainment of financial targets, specifically pre-tax earnings and cash flow, the Company also awards bonuses based on various operational and strategic objectives geared to specific management groups (i.e., financial, management, information systems, construction and marketing), and for Mr. Stein individually.

LONG-TERM INCENTIVE COMPENSATION

Long-term incentive compensation, in the form of stock options and restricted stock grants, allows the executive officers to share in any appreciation in the value of the Company's Common Stock. The Compensation Committee believes that an enhanced market value for the Company's shares of Common Stock should be a primary objective of senior management, and that stock option and restricted stock grant participation align executive officers' interests with those of the stockholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. In determining the amount of each grant, the Compensation Committee takes into account the number of shares held by the executive prior to the grant.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN ("SERP")

The Company adopted the SERP to provide additional retirement benefits to certain key executives. It is intended to attract and retain these executives. The benefits primarily accrue under the SERP based on compensation paid to the executive and the years of service the executive provides to the Company. Currently only Messrs. Stein and Landry participate in the SERP. The Company believes that these benefits are reasonable in relation to the executive compensation practices of other companies.

NON-QUALIFIED COMPENSATION PLAN

In fiscal year 2000, the Company adopted a non-qualified compensation plan for its "highly compensated employees," a group of which includes, but is not limited to, the executive officers set forth in the Executive Officer's Compensation table. Under the Company's 401(k) Savings and Profit Sharing Plan, "highly compensated employees" are not able to receive the same tax deferred savings and company match as the "non-highly compensated employees" are able to receive. A purpose of the non-qualified plan is to permit the "highly compensated employees" to receive the same level of Company match received by the non-highly compensated employees under the Company's 401(k) plan. Another purpose of the non-qualified plan is to permit the "highly compensated employees" to increase their tax deferred savings above what they would otherwise be permitted under the Company's 401(k) plan. There are certain risks inherent in the non-qualified plan which are not present in the 401(k) plan. Distributions under the plan, including deferral amounts, company match and earnings are paid from the general assets of the Company and are required to be distributed to the employee upon a termination of service prior to normal retirement. Thus, the non-qualified plan participant might be forced to receive deferred income earlier than anticipated, creating negative tax consequences. In addition, non-qualified plan participants are general creditors of the Company and are not secured in the same way as the 401(k) participant.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Stein, who holds the positions of Chairman of the Board, President and Chief Executive Officer, was paid a base salary of $415,385 during the 53-week fiscal year of 2001, which was based on the $400,000 base salary set by the Compensation Committee in fiscal year 2000. During fiscal year 2000, in consultation with outside consultants, the Compensation Committee re-evaluated Mr. Stein's total compensation package. In connection with this reevaluation, the Compensation Committee increased Mr. Stein's base salary to $400,000 per year to a level comparable with compensation paid to executives with similar responsibilities and by companies of similar size. Additionally, in connection with that revaluation, the Company awarded Mr. Stein a discretionary cash bonus of $50,000 that was paid to him in fiscal year 2000. Finally, in connection with that revaluation, the Compensation Committee also recommended that Mr. Stein should receive stock options to purchase 125,000 shares and receive a stock grant of 25,000 shares, together with a tax reimbursement payment to cover the federal and local income taxes of the stock grant, but because of the significance of these awards, the Compensation Committee did not approve these awards. Instead, the Compensation Committee chose to submit a recommendation for the approval of these awards to the entire board of directors. These stock-based incentives were not approved by the entire board, however, until April 2000 (which is part of the Company's fiscal year 2001), but related to modifying Mr. Stein's entire compensation package during fiscal year 2000. In setting Mr. Stein's discretionary bonus and in making its recommendation with respect to the stock based compensation, the Compensation Committee considered the following factors, among others: comparable store sales increased, gallons of gasoline increased based on comparable stores, store expansion continued at appropriate levels, improved profitability for fiscal year 1999 and the Company was selected as the number one convenience store chain in the country by Convenience Store Decisions magazine.

Other than the stock-based compensation that related to fiscal year 2000, the Compensation Committee did not award Mr. Stein any bonuses or long-term compensation in fiscal year 2001.

THE COMPENSATION COMMITTEE:

John W. Everets, Chairman
Albert T. Adams
Frank W. Barrett
William A. Foley

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of the Company's common shares beneficially owned as of April 27, 2001, by: (i) the Company's directors; (ii) each other person who is known by the Company to own beneficially more than 5% of the Company's outstanding common shares; (iii) the named executive officers listed in the Summary Compensation Table; and (iv) all directors and executive officers as a group.

This information is furnished in accordance with the SEC regulations relating to any persons known by the Company to be the beneficial owners of 5% or more of Common Stock. In preparing the following table, the Company has relied on information filed by such persons with the SEC, and in some cases, other information provided to the Company by such persons.

                                                               AMOUNT AND
                                                                 NATURE
                   NAME AND ADDRESS OF                        OF BENEFICIAL          PERCENT OF
                     BENEFICIAL OWNER                           OWNERSHIP        OUTSTANDING SHARES
                   -------------------                      -----------------    ------------------
DM Associates Limited Partnership.........................        702,617(1)           14.1%
300 Executive Parkway West
Hudson, Ohio 44236
New DM Management Associates I............................        702,617(1)           14.1%
300 Executive Parkway West
Hudson, Ohio 44236
Robert B. Stein, Jr.......................................      1,076,368(1)(6)        20.4%
300 Executive Parkway West
Hudson, Ohio 44236
Gregory G. Landry.........................................        912,992(1)(7)        17.6%
300 Executive Parkway West
Hudson, Ohio 44236
Triumph-Connecticut Limited Partnership...................        827,221(2)           14.2%
28 State Street, 37th Floor
Boston, Massachusetts 02109

                                                               AMOUNT AND
                                                                 NATURE
                   NAME AND ADDRESS OF                        OF BENEFICIAL          PERCENT OF
                     BENEFICIAL OWNER                           OWNERSHIP        OUTSTANDING SHARES
                   -------------------                      -----------------    ------------------
The IDS Mutual Fund Group.................................        378,903(3)            7.0%
25614 AXP Financial Center
Minneapolis, Minnesota 55474
American International Group, Inc.........................        388,811(4)            7.2%
70 Pine Street
New York, New York 10005
William L. Musser, Jr.....................................        327,550(5)            6.5%
and New Frontier Capital, L.P.
919 Third Avenue
New York, New York 10022
Albert T. Adams...........................................         13,750(8)              (*)
3200 National City Center
1900 E. 9th Street
Cleveland, Ohio 44114
Frank W. Barrett..........................................         27,500(9)              (*)
1441 Main Street
Springfield, Massachusetts 01101
J. Kermit Birchfield, Jr..................................         30,325(10)             (*)
Cranberry Hill
33 Way Road
Gloucester, Massachusetts 01930
John W. Everets...........................................         32,625(11)             (*)
60 State Street
Boston, Massachusetts 02109
William A. Foley..........................................          2,750(12)             (*)
20005 Lake Road
Rocky River, Ohio 44116
J. Wayne Colley...........................................        105,000(13)           2.1%
4837 Arbour Green
Bath, Ohio 44333
Dale R. Valvo.............................................         18,950(14)             (*)
300 Executive Parkway West
Hudson, Ohio 44236
Alice R. Guiney...........................................         20,549(15)             (*)
300 Executive Parkway West
Hudson, Ohio 44236
Susan D. Adams............................................         21,750(16)             (*)
300 Executive Parkway West
Hudson, Ohio 44236
All directors and executive officers as a group (11
  persons)................................................      1,484,942(17)          26.5%

---------------

(*) Owns less than 1% of the issued and outstanding shares of Common Stock.

(1) DM Associates Limited Partnership ("DM Associates") is the owner of record of 702,617 shares of Common Stock of the Company, representing approximately 14.1% of the issued and outstanding shares of Common Stock. The general partner of DM Associates is New DM Management Associates I ("DM

    Management I"), which is a general partnership. The general partners of DM Management I are Robert B. Stein, Jr. and Gregory G. Landry, each of whom owns 50% of the partnership interest of DM Management I.

    As the sole general partner of DM Associates, DM Management I has the power to vote and dispose of the 702,617 shares of Common Stock owned by DM Associates, subject to the required consent of a class of limited partners of DM Associates for sales of more than 396,000 shares. The partnership agreement of DM Management I provides that a majority of the partnership interests of DM Management I is required to vote the shares of Common Stock owned by DM Associates.

    As the managing general partner of DM Management I, Mr. Stein has sole dispositive power with respect to the 702,617 shares owned by DM Associates, subject to the limitation described above. As general partners of DM Management I, Messrs. Stein and Landry share voting power with respect to the 702,617 shares owned by DM Associates.

(2) Triumph-Connecticut Limited Partnership ("Triumph"), Triumph's general partner, Triumph-Connecticut Capital Advisors, Limited Partnership ("TCCALP"), and TCCALP's general partners, Triumph-Capital Group, Inc., Fredrick W. McCarthy, Fredrick S. Moseley, IV, E. Mark Noonan, Thomas W. Janes, John M. Chapman and Richard J. Williams, reported on a Schedule 13D filed with the SEC their shared beneficial ownership of currently exercisable warrants to purchase an aggregate of 826,221 shares of Common Stock.

(3) The IDS Mutual Fund Group, through nominees, holds currently exercisable warrants to purchase an aggregate of 378,903 shares of Common Stock. If the 378,903 shares underlying the warrants were issued, they would represent approximately 7.0% of the total number of issued and outstanding shares of the Company's Common Stock.

(4) American International Group, Inc. and its affiliates hold currently exercisable warrants to purchase an aggregate of 388,811 shares of Common Stock. If the 388,811 shares underlying the warrants were issued, they would represent approximately 7.2% of the total number of issued and outstanding shares of the Company's Common Stock.

(5) New Frontier Capital, L.P., and William L. Musser, Jr., in his capacity as General Partner, reported on a Form 13F filed with the SEC its beneficial ownership, as an investment advisor, of 327,550 shares of Common Stock.

(6) Includes 280,625 shares of Common Stock issuable to Mr. Stein within 60 days of April 27, 2001, pursuant to employee stock options and grants. Mr. Stein also has the power to dispose of 4,001 shares held in his 401(k) account that are included above.

(7) Includes 175,500 shares of Common Stock issuable to Mr. Landry within 60 days of April 27, 2001, pursuant to employee stock options and grants.

(8) Includes 8,750 shares of Common Stock that Mr. Adams is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(9) Includes 23,125 shares of Common Stock that Mr. Barrett is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(10) Includes 17,125 shares of Common Stock that Mr. Birchfield is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(11) Includes 20,625 shares of Common Stock that Mr. Everets is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(12) Includes 1,750 shares of Common Stock that Mr. Foley is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(13) Includes 100,000 shares of Common Stock that Mr. Colley is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(14) Includes 18,750 shares of Common Stock that Mr. Valvo is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(15) Includes 20,000 shares of Common Stock that Ms. Guiney is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(16) Includes 18,750 shares of Common Stock that Ms. Adams is, or within 60 days of April 27, 2001, will be, entitled to purchase upon the exercise of stock options.

(17) Includes exercisable, within 60 days of April 27, 2001, stock options granted to all directors and executive officers of the Company to purchase 610,000 shares of Common Stock.

ARRANGEMENTS INVOLVING CHANGES IN CONTROL

If the merger is consummated, Mr. Stein will control the Company. The Company's existing stockholders, except Mr. Stein and his affiliates, will receive $4.50 per share in cash. In connection with entering into the Merger Agreement, Mr. Stein, DM Associates, DM Management I and DM Acquisition Corp. entered into a voting agreement pursuant to which they agreed to vote any shares of Dairy Mart Common Stock that they beneficially owned in favor of the merger and the Merger Agreement and agreed to refrain from voting in favor of any other proposals to sell Dairy Mart.

                               PERFORMANCE GRAPH

The Performance Graph set forth below compares the performance of the Common Stock over the past five years with (i) the cumulative total return on the American Stock Exchange Stock Market (the "AMEX") and (ii) a peer group index consisting of AMEX Stocks Standard Industry Codes 5410-5419 (grocery stores) ("Peer Group Index").

The figures presented assume the reinvestment of all dividends into shares of Common Stock on the dividend payment date and that $100 was invested in Common Stock and in the AMEX Stock Market Index (U.S. Companies) and Peer Group Index on February 2, 1996, and held through February 2, 2001 (the end of the Company's most recent fiscal year).

               COMPARISON OF FIVE--YEAR CUMULATIVE TOTAL RETURNS
                             PERFORMANCE GRAPH FOR
                      DAIRY MART CONVENIENCE STORES, INC.
              PRODUCED ON 04/05/2001 INCLUDING DATA TO 02/02/2001

                                                                                                         AMEX STOCKS (SIC 5410-
                                                 DAIRY MART CONVENIENCE       AMEX STOCK MARKET (US        5419 US COMPANIES)
                                                      STORES, INC.                 COMPANIES)                GROCERY STORES
                                                 ----------------------       ---------------------      ----------------------
01/27/1995                                                   100                         100                         100
01/28/1995                                                   100                     103.158                     105.173
03/29/1995                                                95.082                     104.036                      106.21
04/28/1995                                               111.475                     107.132                     118.197
05/26/1999                                               137.705                     110.025                     126.375
06/29/1995                                               131.148                     111.889                     126.219
07/28/1995                                                124.59                     118.206                     138.954
08/29/1995                                               160.656                     119.474                     134.115
09/29/1995                                               147.541                     124.182                     140.457
10/27/1995                                               157.377                     118.095                     142.623
11/29/1995                                               177.049                     121.758                      150.96
12/29/1995                                               147.541                     125.203                     142.232
02/02/1996                                               147.541                     124.996                     148.334
02/29/1996                                               157.377                     127.376                     149.494
03/29/1996                                               157.377                     128.552                     150.273
04/29/1996                                               144.262                      133.56                     144.986
05/29/1996                                               157.377                     136.903                     155.637
06/28/1996                                               154.098                     129.779                      163.77
07/29/1996                                               157.377                     118.882                     151.949
08/29/1996                                               157.377                     123.469                     155.522
09/27/1996                                               131.148                     125.916                     157.299
10/29/1996                                               131.148                     123.198                     153.112
11/29/1996                                               129.508                     129.147                     154.862
12/27/1996                                               114.754                     127.204                     159.402
01/31/1997                                                150.82                     130.168                     152.503
02/28/1997                                               137.705                     132.558                     150.742
03/27/1997                                                124.59                      128.23                     149.759
04/29/1997                                               121.312                     121.444                     150.892
05/29/1997                                               157.377                     134.166                     152.936
06/27/1997                                               152.459                      138.78                     157.629
07/29/1997                                               160.656                     143.687                     152.515
08/29/1997                                               147.541                     146.882                     151.975
09/29/1997                                               144.262                     158.127                     153.745
10/29/1997                                               127.869                     152.997                     142.832
11/28/1997                                               118.033                     153.073                     158.019
12/29/1997                                               129.508                     154.957                     156.797
01/30/1998                                               109.836                     156.313                     152.388
02/27/1998                                               114.754                     165.951                     171.051
03/27/1998                                               111.476                     174.412                      179.57
04/29/1998                                                98.361                     176.772                     172.334
05/29/1998                                               111.476                     170.269                     203.976
06/29/1998                                               101.639                     174.213                     203.011
07/29/1998                                                101.64                     172.401                     204.165
08/28/1998                                                93.443                     148.085                     201.449
09/29/1998                                                98.361                     149.872                     202.832
10/29/1998                                                91.803                     153.745                     203.569
11/27/1998                                               114.754                     163.192                     213.842
12/29/1998                                                   100                     166.243                     199.447
01/29/1999                                                91.803                     178.304                      200.26
02/26/1999                                                88.525                     174.388                     186.476
03/29/1999                                                98.361                     176.431                     185.283
04/29/1999                                                95.082                     189.567                     162.945
05/28/1999                                                101.64                     192.534                     169.671
06/29/1999                                                98.361                      191.56                     164.811
07/29/1999                                                95.082                     193.147                     192.913
08/27/1999                                               140.984                     190.013                     197.934
09/29/1999                                                98.361                     189.235                     182.432
10/29/1999                                                85.246                     191.509                     158.438
11/29/1999                                               114.754                     204.639                     156.841
12/29/1999                                                88.525                     212.388                     145.462
01/28/2000                                                85.246                     211.448                     152.485

                                           02/02/1996   01/31/1997   01/30/1998   01/29/1999   01/28/2000   02/02/2001
      CRSP TOTAL RETURNS INDEX FOR:        ----------   ----------   ----------   ----------   ----------   ----------
Dairy Mart Convenience Stores, Inc.......    100.0         98.3         72.4         59.6         55.3         51.1
AMEX Stock Market (US Companies).........    100.0        104.2        125.3        142.8        173.8        175.8
AMEX Stocks (SIC 5410-5419 US Companies)
  Grocery Stores.........................    100.0        102.8        102.7        135.0        102.8         92.1

NOTES:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.0 on 02/02/1996.

        1/2/98              84.473                126.997                 107.04
        1/5/98              84.473                126.754                108.298
        1/6/98              83.048                126.182                105.838
        1/7/98               81.27                126.284                106.456
        1/8/98              84.121                125.269                107.279
        1/9/98              83.399                121.827                102.324
       1/12/98              82.696                121.578                104.962
       1/13/98              80.205                123.599                105.347
       1/14/98               81.27                124.095                105.588
       1/15/98              80.214                123.559                105.029
       1/16/98              80.918                124.865                107.088
       1/20/98              80.918                126.753                107.255
       1/21/98              82.344                125.876                106.598
       1/22/98              80.566                125.304                106.577
       1/23/98              80.918                124.435                105.817
       1/26/98              80.918                124.171                107.066
       1/27/98              78.076                124.848                105.873
       1/28/98              77.715                124.973                104.961
       1/29/98              73.104                125.611                105.643
       1/30/98              72.391                125.253                102.733
        2/2/98              73.808                125.727                105.824
        2/3/98              73.808                125.743                104.911
        2/4/98              72.391                126.394                104.206
        2/5/98               74.53                126.928                104.223
        2/6/98               74.53                127.597                105.974
        2/9/98              75.233                127.736                105.592
       2/10/98              76.659                128.846                108.274
       2/11/98              78.789                128.559                110.479
       2/12/98              78.437                128.913                 108.93
       2/13/98              73.808                129.383                110.401
       2/17/98               74.53                129.214                110.042
       2/18/98              75.956                129.363                    113
       2/19/98              75.956                129.336                112.667
       2/20/98              73.104                129.564                112.775
       2/23/98              66.697                129.764                113.705
       2/24/98              65.994                129.384                113.098
       2/25/98              68.123                 130.33                115.225
       2/26/98              73.104                131.938                 114.18
       2/27/98               74.53                132.978                115.315
        3/2/98              75.956                133.803                116.469
        3/3/98              73.826                133.655                119.455
        3/4/98              73.826                133.807                118.165
        3/5/98              73.826                132.661                116.195
        3/6/98              73.826                134.481                118.531
        3/9/98                72.4                133.635                118.086
       3/10/98              74.178                134.642                120.078
       3/11/98              76.307                134.926                121.456
       3/12/98               77.02                134.998                122.778
       3/13/98              75.956                135.461                 123.37
       3/16/98              75.243                136.276                123.331
       3/17/98              73.474                136.483                121.918
       3/18/98              73.826                137.437                123.011
       3/19/98              74.548                138.278                 121.22
       3/20/98              73.122                138.423                 120.25
       3/23/98              71.697                139.344                121.695
       3/24/98              70.271                140.193                122.576
       3/25/98              73.122                139.635                120.778
       3/26/98              73.113                139.914                122.246
       3/27/98              72.049                 139.66                121.058
       3/30/98              73.104                 139.49                121.209
       3/31/98               74.53                140.754                123.147
        4/1/98              75.233                141.331                124.816
        4/2/98              74.521                142.242                126.121
        4/3/98              73.808                142.151                126.801
        4/6/98              72.382                141.249                124.561
        4/7/98                72.4                139.864                122.191
        4/8/98                72.4                140.243                122.706
        4/9/98              71.688                141.089                122.805
       4/13/98              68.845                140.666                123.701
       4/14/98              68.845                140.973                 123.41
       4/15/98              68.845                 141.54                124.561
       4/16/98              69.549                140.711                 123.18
       4/17/98              69.549                141.804                 125.34
       4/20/98              67.419                142.655                123.235
       4/21/98              66.716                143.065                120.058
       4/22/98               65.29                143.666                118.765
       4/23/98              65.994                142.205                117.051
       4/24/98              65.994                141.107                114.813
       4/27/98              63.864                138.524                113.186
       4/28/98              65.994                 139.62                113.151
       4/29/98              65.994                141.679                116.179
       4/30/98              65.994                142.589                119.022
        5/1/98              65.308                143.293                119.248
        5/4/98               65.66                142.974                119.064
        5/5/98              65.308                142.381                119.611
        5/6/98              65.308                141.911                119.837
        5/7/98              65.308                141.769                119.952
        5/8/98              63.883                142.048                121.664
       5/11/98              64.957                141.849                121.857
       5/12/98              65.308                141.663                 122.46
       5/13/98              68.845                141.875                122.412
       5/14/98              70.993                141.553                122.975
       5/15/98              70.271                 140.89                121.044
       5/18/98              73.474                139.938                121.229
       5/19/98                72.4                140.129                136.422
       5/20/98              73.465                140.201                 136.49
       5/21/98               74.53                140.235                 136.97
       5/22/98               74.53                 139.39                137.367
       5/26/98              76.307                137.418                137.159
       5/27/98               74.53                135.247                136.895
       5/28/98              71.678                136.183                136.912
       5/29/98              73.104                136.494                137.511
        6/1/98              71.672                135.448                137.491
        6/2/98               70.59                135.182                137.392
        6/3/98              68.827                 134.95                137.536
        6/4/98              68.111                135.938                137.324
        6/5/98               68.46                136.751                137.767
        6/8/98              68.827                136.882                137.837
        6/9/98              69.543                137.131                137.313
       6/10/98              68.129                136.195                137.434
       6/11/98              70.276                134.847                137.601
       6/12/98              70.276                134.307                137.434
       6/15/98              69.561                132.075                137.443
       6/16/98              68.147                133.162                137.265
       6/17/98              68.147                134.175                137.301
       6/18/98              68.147                 133.57                137.664
       6/19/98              68.496                134.239                137.542
       6/22/98              66.715                134.136                 137.75
       6/23/98              66.366                134.918                137.574
       6/24/98              69.579                137.078                137.889
       6/25/98              70.974                 138.08                 137.13
       6/26/98              68.129                139.021                 137.29
       6/29/98              67.413                139.668                136.861
       6/30/98              68.827                140.101                136.874
        7/1/98              68.845                140.353                136.876
        7/2/98              68.845                 140.08                137.196
        7/6/98              68.845                140.685                137.371
        7/7/98              69.525                141.126                137.126
        7/8/98              68.809                141.484                137.389
        7/9/98              69.543                141.485                137.516
       7/10/98              68.827                142.264                137.447
       7/13/98              67.413                142.379                137.337
       7/14/98              68.845                142.571                137.295
       7/15/98              65.999                  142.2                136.806
       7/16/98              66.733                142.369                136.606
       7/17/98              67.082                143.071                137.552
       7/20/98              67.082                143.957                137.119
       7/21/98              68.147                142.904                137.045
       7/22/98              68.147                143.035                137.026
       7/23/98              70.276                140.315                136.994
       7/24/98              67.413                140.012                136.927
       7/27/98              66.715                139.249                136.941
       7/28/98              66.715                137.775                136.819
       7/29/98              66.715                138.219                137.639
       7/30/98              66.715                139.611                137.595
       7/31/98               64.55                 138.11                137.005
        8/3/98              65.284                136.458                137.416
        8/4/98              62.456                132.495                136.927
        8/5/98              62.456                131.192                137.224
        8/6/98              59.593                132.877                 137.25
        8/7/98              62.456                134.048                 137.17
       8/10/98              62.456                133.358                 136.99
       8/11/98              59.593                129.461                137.245
       8/12/98              65.319                131.209                137.138
       8/13/98              65.319                131.123                137.425
       8/14/98              66.751                130.003                137.749
       8/17/98              66.733                130.246                137.749
       8/18/98              66.751                131.602                137.261
       8/19/98              66.035                130.512                136.723
       8/20/98              66.035                130.071                136.653
       8/21/98              66.035                127.765                136.055
       8/24/98              63.888                127.323                 136.43
       8/25/98              63.888                126.765                136.369
       8/26/98              64.621                124.396                136.313
       8/27/98              60.327                120.086                135.598
       8/28/98              61.042                118.761                135.807
       8/31/98              56.801                110.833                135.124
        9/1/98              56.801                116.786                135.836
        9/2/98              55.369                117.707                135.478
        9/3/98               53.24                116.134                134.697
        9/4/98              52.506                115.909                 134.87
        9/8/98              56.801                120.651                136.214
        9/9/98              56.085                118.439                135.595
       9/10/98              54.671                116.791                135.794
       9/11/98              53.973                 118.27                135.726
       9/14/98              56.103                 119.44                135.473
       9/15/98               63.19                120.482                135.935
       9/16/98              64.621                121.734                 136.06
       9/17/98              62.492                120.286                 136.44
       9/18/98              60.344                 121.72                135.849
       9/21/98              60.344                121.907                135.988
       9/22/98              61.776                122.741                136.237
       9/23/98               61.06                124.904                136.604
       9/24/98              61.776                123.493                136.696
       9/25/98              62.125                123.101                 136.89
       9/28/98              62.841                123.112                136.689
       9/29/98               63.19                 120.16                 136.74
       9/30/98               63.19                119.156                136.562
       10/1/98              59.279                116.729                136.841
       10/2/98              59.627                116.623                136.655
       10/5/98              60.364                113.347                136.232
       10/6/98              57.497                 113.47                136.338
       10/7/98              53.975                111.429                136.107
       10/8/98              52.542                107.217                136.038
       10/9/98              53.975                109.695                 136.22
      10/12/98              53.975                110.994                136.412
      10/13/98              48.283                110.361                136.387
      10/14/98              52.542                111.754                 136.45
      10/15/98              53.975                114.911                136.273
      10/16/98              53.975                116.061                136.527
      10/19/98              53.975                116.673                136.829
      10/20/98              55.408                118.781                137.013
      10/21/98              56.125                119.569                136.985
      10/22/98              53.975                121.446                137.307
      10/23/98              54.692                121.347                137.296
      10/26/98              54.672                122.678                137.549
      10/27/98              54.672                121.931                137.153
      10/28/98              56.105                122.312                137.198
      10/29/98              57.538                123.251                137.237
      10/30/98              60.364                124.777                137.275
       11/2/98              58.951                126.977                136.237
       11/3/98              58.234                 128.33                 136.93
       11/4/98              59.668                128.393                136.852
       11/5/98               61.06                128.632                137.503
       11/6/98              59.627                129.369                 137.77
       11/9/98              62.493                128.297                138.501
      11/10/98              62.493                127.997                139.516
      11/11/98               61.06                127.751                139.973
      11/12/98               61.06                128.241                142.479
      11/13/98              66.016                128.731                142.799
      11/16/98               63.19                128.931                139.762
      11/17/98               65.36                129.086                141.182
      11/18/98              64.623                129.305                142.567
      11/19/98              64.971                130.446                139.274
      11/20/98              67.101                130.902                 140.95
      11/23/98              64.623                130.575                140.192
      11/24/98              66.056                129.603                140.942
      11/25/98              69.619                130.465                 141.54
      11/27/98              73.141                130.835                144.162
      11/30/98              73.837                129.275                143.415
       12/1/98              74.186                129.148                140.122
       12/2/98              72.056                128.998                139.126
       12/3/98              67.449                127.543                 133.97
       12/4/98              66.384                128.749                137.406
       12/7/98              67.449                130.063                135.927
       12/8/98              67.449                130.573                136.107
       12/9/98              66.752                130.795                 132.36
      12/10/98              65.319                 130.33                141.221
      12/11/98              67.449                 129.27                135.194
      12/14/98              66.016                126.946                133.034
      12/15/98              63.538                126.685                133.108
      12/16/98               63.19                127.331                131.343
      12/17/98               61.06                127.674                131.975
      12/18/98              58.931                128.044                 134.79
      12/21/98              66.036                128.822                  135.5
      12/22/98              65.319                129.509                 136.89
      12/23/98              58.931                 131.69                137.159
      12/24/98              58.931                132.105                 134.47
      12/28/98              62.493                131.847                134.077
      12/29/98              63.906                133.288                134.458
      12/30/98               58.89                133.657                132.506
      12/31/98              60.364                136.813                134.007
        1/4/99              60.364                 135.83                134.342
        1/5/99              59.674                137.477                139.347
        1/6/99              58.985                139.025                141.025
        1/7/99              60.364                139.313                138.101
        1/8/99              58.924                139.729                 138.87
       1/11/99              60.364                139.396                138.476
       1/12/99              63.933                137.924                135.783
       1/13/99              62.493                138.403                136.682
       1/14/99              61.053                138.349                136.146
       1/15/99              58.985                 140.46                133.303
       1/19/99              60.334                140.572                135.848
       1/20/99              61.053                141.941                135.811
       1/21/99              57.485                139.974                133.405
       1/22/99              56.045                140.262                134.211
       1/25/99              59.614                140.649                136.583
       1/26/99              59.614                140.676                 136.73
       1/27/99              58.924                140.736                132.926
       1/28/99              59.614                142.461                134.216
       1/29/99              59.614                142.844                135.006
        2/1/99              58.174                142.115                132.885
        2/2/99              59.269                141.883                134.732
        2/3/99              57.485                 142.69                132.199
        2/4/99              57.485                141.037                130.434
        2/5/99              58.924                140.679                130.825
        2/8/99              60.334                140.157                129.346
        2/9/99              66.751                 138.13                131.929
       2/10/99              65.342                137.208                 132.84
       2/11/99              64.967                139.361                131.293
       2/12/99              60.303                138.514                128.774
       2/16/99              60.303                138.551                129.211
       2/17/99              60.303                 137.17                130.098
       2/18/99              60.303                137.387                130.925
       2/19/99              60.303                138.303                132.232
       2/22/99              60.648                140.141                130.931
       2/23/99              60.303                140.392                130.278
       2/24/99              60.303                139.243                129.494
       2/25/99              58.864                139.023                128.821
       2/26/99              58.864                139.742                125.713
        3/1/99              57.424                139.652                125.599
        3/2/99              58.144                139.635                126.431
        3/3/99              58.113                138.735                126.888
        3/4/99              59.898                139.518                127.561
        3/5/99              58.113                140.689                124.373
        3/8/99              53.916                141.654                125.421
        3/9/99              53.571                141.575                125.827
       3/10/99              52.476                142.061                126.187
       3/11/99              51.787                143.398                125.682
       3/12/99              51.787                142.965                124.054
       3/15/99              51.097                143.051                125.392
       3/16/99              51.097                142.138                124.986
       3/17/99              51.097                141.504                126.003
       3/18/99              51.097                141.504                 125.77
       3/19/99              50.753                140.285                125.677
       3/22/99              55.416                140.952                125.692
       3/23/99              56.106                137.943                125.733
       3/24/99              56.106                138.259                127.825
       3/25/99              60.364                140.084                129.342
       3/26/99              62.179                141.378                124.546
       3/29/99              61.803                 141.74                124.909
       3/30/99              61.084                140.731                123.964
       3/31/99              48.968                140.034                118.268
        4/1/99              54.666                140.362                115.963
        4/5/99              49.719                  142.4                114.581
        4/6/99              52.537                141.641                114.132
        4/7/99              49.313                142.368                113.249
        4/8/99              49.313                143.372                111.863
        4/9/99              51.097                144.199                108.816
       4/12/99              46.839                145.676                 107.55
       4/13/99              50.408                145.769                109.079
       4/14/99              49.719                145.271                 109.53
       4/15/99              49.719                 145.38                111.202
       4/16/99              49.688                145.955                110.721
       4/19/99              51.848                143.567                110.928
       4/20/99              50.408                144.333                106.439
       4/21/99              51.128                147.241                112.472
       4/22/99              49.343                 148.91                107.909
       4/23/99              49.688                150.998                111.005
       4/26/99              50.408                151.878                110.124
       4/27/99              58.864                152.076                108.567
       4/28/99              59.614                 151.79                110.441
       4/29/99              60.364                151.572                 109.85
       4/30/99              61.773                151.683                109.567
        5/3/99              60.303                153.304                109.015
        5/4/99              61.398                153.006                 108.81
        5/5/99              61.743                153.064                110.235
        5/6/99              59.958                152.951                110.086
        5/7/99              59.614                 153.28                 107.39
       5/10/99              59.614                153.404                110.266
       5/11/99              58.174                154.428                113.502
       5/12/99              57.485                156.596                114.058
       5/13/99              65.251                156.955                115.739
       5/14/99              63.466                154.672                112.921
       5/17/99              60.993                153.977                111.937
       5/18/99              62.493                153.819                110.952
       5/19/99              63.182                154.647                112.762
       5/20/99              64.592                155.352                113.417
       5/21/99              62.432                155.832                112.277
       5/24/99              60.648                154.119                115.406
       5/25/99              63.872                152.665                116.045
       5/26/99              63.152                153.469                117.663
       5/27/99              63.182                152.077                115.061
       5/28/99              64.622                153.467                114.384
        6/1/99              66.079                152.835                 113.29
        6/2/99              64.622                151.789                112.336
        6/3/99              62.437                152.536                111.698
        6/4/99              63.836                153.765                 110.73
        6/7/99              65.293                153.561                112.484
        6/8/99              63.836                152.677                110.885
        6/9/99              61.651                152.985                110.339
       6/10/99              63.165                 151.83                112.688
       6/11/99              64.508                150.749                113.326
       6/14/99              65.293                149.855                112.609
       6/15/99              65.964                150.122                110.977
       6/16/99              64.172                150.664                113.035
       6/17/99              64.508                151.585                113.399
       6/18/99              63.779                151.679                113.053
       6/21/99              61.594                151.495                112.221
       6/22/99              60.923                151.222                112.547
       6/23/99              60.587                152.279                108.064
       6/24/99              60.309                151.569                105.856
       6/25/99              62.494                151.539                111.034
       6/28/99              61.709                152.456                109.783
       6/29/99              63.165                153.571                111.108
       6/30/99              63.165                157.754                111.992
        7/1/99              62.031                157.126                110.578
        7/2/99              64.962                158.408                 111.14
        7/6/99              63.024                158.724                108.566
        7/7/99               64.49                158.114                110.355
        7/8/99               67.42                159.342                113.369
        7/9/99              65.955                160.294                115.047
       7/12/99              66.688                  160.8                112.936
       7/13/99              67.089                161.248                112.811
       7/14/99              66.357                 161.04                113.393
       7/15/99              65.624                162.554                111.757
       7/16/99              66.758                161.828                112.818
       7/19/99              66.758                161.641                109.425
       7/20/99              60.235                158.949                118.945
       7/21/99              63.165                159.759                 122.74
       7/22/99              63.165                158.049                126.897
       7/23/99              63.165                157.459                128.402
       7/26/99                61.7                155.804                130.548
       7/27/99              62.397                156.475                129.956
       7/28/99                61.7                156.013                129.509
       7/29/99              62.693                154.764                130.053
       7/30/99              62.764                 155.11                130.454
        8/2/99              60.305                154.457                124.369
        8/3/99              62.433                 153.39                  129.2
        8/4/99              62.101                152.132                133.501
        8/5/99              62.834                152.289                136.021
        8/6/99              62.362                152.273                134.376
        8/9/99              63.828                152.095                 138.93
       8/10/99              63.828                150.472                142.603
       8/11/99              68.083                  151.6                142.828
       8/12/99              66.286                152.128                 138.12
       8/13/99              65.955                153.206                140.625
       8/16/99              72.338                152.702                144.913
       8/17/99              74.465                153.082                 143.67
       8/18/99              76.593                152.908                144.049
       8/19/99               78.39                152.998                141.845
       8/20/99               84.11                153.299                138.459
       8/23/99              91.486                154.691                137.666
       8/24/99              83.307                154.329                136.279
       8/25/99              88.696                154.058                134.953
       8/26/99              90.683                153.357                132.242
       8/27/99              90.824                152.844                133.438
       8/30/99              90.824                  151.4                132.867
       8/31/99              89.027                151.408                133.184
        9/1/99              87.562                152.761                133.561
        9/2/99              85.766                152.097                134.388
        9/3/99              86.097                154.441                134.329
        9/7/99              86.428                155.555                133.995
        9/8/99              86.498                155.247                134.288
        9/9/99              85.836                157.393                134.803
       9/10/99                84.3                157.965                134.073
       9/13/99              83.638                157.346                137.141
       9/14/99              82.976                156.669                 137.24
       9/15/99              82.976                 155.64                133.367
       9/16/99              83.307                154.569                133.789
       9/17/99               81.51                155.645                131.594
       9/20/99              79.383                155.537                131.485
       9/21/99              79.383                153.877                130.828
       9/22/99              77.255                153.929                131.342
       9/23/99              72.197                152.128                130.324
       9/24/99              68.745                151.418                126.581
       9/27/99               70.21                152.157                127.213
       9/28/99              68.745                151.149                128.687
       9/29/99               64.49                152.077                122.987
       9/30/99              57.445                153.601                105.876
       10/1/99              59.572                153.354                114.535
       10/4/99              64.975                154.202                118.473
       10/5/99              65.796                153.254                117.302
       10/6/99              64.891                154.317                119.448
       10/7/99              66.039                153.605                116.697
       10/8/99              65.955                153.362                 115.79
      10/11/99              65.302                155.331                117.193
      10/12/99              64.565                154.825                115.719
      10/13/99              63.828                153.422                116.866
      10/14/99              62.027                152.727                116.187
      10/15/99              62.353                150.475                117.987
      10/18/99              64.565                148.815                118.081
      10/19/99              64.238                149.562                118.456
      10/20/99              63.911                151.652                115.956
      10/21/99              63.174                 151.62                 113.25
      10/22/99              61.373                153.026                111.825
      10/25/99              60.553                152.806                109.582
      10/26/99              58.425                151.969                109.004
      10/27/99              58.752                151.836                106.361
      10/28/99              59.489                153.835                105.768
      10/29/99              56.624                 154.98                106.811
       11/1/99              59.899                155.114                103.663
       11/2/99              63.174                154.803                109.513
       11/3/99              61.863                155.273                110.237
       11/4/99              67.429                156.491                105.566
       11/5/99              67.429                156.862                105.142
       11/8/99               70.21                158.122                107.702
       11/9/99              67.429                158.299                105.207
      11/10/99              67.429                159.862                105.042
      11/11/99              66.692                160.529                101.154
      11/12/99              68.736                161.911                103.101
      11/15/99               68.82                164.009                100.883
      11/16/99              68.531                164.218                101.462
      11/17/99              67.999                163.957                100.018
      11/18/99              68.409                165.014                 99.569
      11/19/99              70.864                165.848                101.862
      11/22/99              74.465                 165.98                103.133
      11/23/99              74.465                163.863                104.692
      11/24/99              73.812                165.238                101.126
      11/26/99              74.139                166.216                108.552
      11/29/99              73.812                166.576                105.735
      11/30/99              71.684                165.858                104.528
       12/1/99              73.645                 166.76                106.595
       12/2/99               69.39                167.291                103.087
       12/3/99              67.915                168.271                102.739
       12/6/99              65.871                168.013                102.528
       12/7/99              59.238                167.472                101.857
       12/8/99              60.385                167.258                 100.64
       12/9/99              62.186                 166.13                100.765
      12/10/99              63.007                166.311                101.299
      12/13/99              62.027                166.921                 99.407
      12/14/99               62.68                166.305                 99.266
      12/15/99              63.417                168.086                100.547
      12/16/99              60.226                168.105                 98.749
      12/17/99              58.752                167.755                 99.407
      12/20/99              54.329                168.761                 99.871
      12/21/99              58.425                170.633                101.138
      12/22/99              59.899                170.651                101.543
      12/23/99              63.501                171.592                 101.93
      12/27/99              61.373                171.333                102.313
      12/28/99              58.919                171.783                 100.24
      12/29/99              57.445                175.645                 98.064
      12/30/99              57.118                176.954                 97.234
      12/31/99              57.771                 179.86                 97.278

        1/3/00              61.059                177.604                 97.767
        1/4/00              57.771                170.953                 97.804
        1/5/00               58.19                171.074                 97.483
        1/6/00              60.413                 169.57                 99.948
        1/7/00               61.19                 173.61                 99.705
       1/10/00              62.027                177.491                100.312
       1/11/00              60.222                173.992                 99.085
       1/12/00              60.545                171.762                 99.718
       1/13/00              59.576                175.009                101.026
       1/14/00               60.64                176.085                 99.706
       1/18/00              58.835                179.217                 98.473
       1/19/00              58.094                180.687                 98.777
       1/20/00              56.612                181.644                 100.08
       1/21/00              59.576                184.085                 99.649
       1/24/00              58.835                182.037                103.518
       1/25/00              56.612                182.866                102.571
       1/26/00              55.966                182.057                103.389
       1/27/00              55.321                176.716                102.609
       1/28/00              55.321                173.792                102.798
       1/31/00              54.676                174.586                 99.607
        2/1/00              55.966                176.244                103.212
        2/2/00              56.707                 177.09                100.395
        2/3/00              56.612                179.462                102.284
        2/4/00                55.5                179.659                102.133
        2/7/00              58.094                180.882                104.878
        2/8/00              57.449                183.372                105.067
        2/9/00              57.449                181.065                105.777
       2/10/00              57.449                183.896                105.433
       2/11/00              57.449                182.328                104.742
       2/14/00              55.321                183.161                104.176
       2/15/00              55.321                183.764                104.866
       2/16/00              55.321                185.288                105.152
       2/17/00              51.065                188.338                104.328
       2/18/00              54.257                185.317                103.877
       2/22/00              53.193                185.648                103.679
       2/23/00              52.129                188.186                100.635
       2/24/00              52.129                189.176                 104.69
       2/25/00              52.129                188.413                104.863
       2/28/00              51.065                188.978                105.125
       2/29/00              48.938                192.324                102.926
        3/1/00              53.193                196.334                105.526
        3/2/00              53.193                197.737                 102.74
        3/3/00              51.065                200.456                107.672
        3/6/00              51.065                201.246                102.429
        3/7/00              48.938                200.425                 103.15
        3/8/00              44.682                200.609                102.169
        3/9/00              42.555                203.003                100.336
       3/10/00              45.746                203.571                102.143
       3/13/00              45.746                 200.98                 97.789
       3/14/00              44.682                197.196                 97.979
       3/15/00              44.682                194.743                 97.481
       3/16/00              42.555                199.646                  97.24
       3/17/00              42.555                200.804                100.549
       3/20/00              41.491                198.048                104.937
       3/21/00              42.555                198.733                110.662
       3/22/00              47.874                200.933                108.031
       3/23/00               46.81                202.924                111.382
       3/24/00              48.938                203.029                115.223
       3/27/00              51.065                201.419                115.397
       3/28/00              50.002                199.913                113.772
       3/29/00              50.002                197.694                 107.23
       3/30/00              48.938                195.377                110.023
       3/31/00              48.938                198.554                 109.64
        4/3/00               46.81                195.046                 107.21
        4/4/00               46.81                189.589                108.605
        4/5/00               46.81                190.018                108.102
        4/6/00              44.682                 193.43                 106.12
        4/7/00               46.81                195.688                111.545
       4/10/00              45.746                191.175                112.889
       4/11/00               46.81                 189.09                113.589
       4/12/00               46.81                184.049                116.316
       4/13/00              47.874                181.745                118.433
       4/14/00              36.171                171.016                106.745
       4/17/00              31.916                171.409                105.974
       4/18/00              34.044                177.525                107.587
       4/19/00              34.044                178.333                 106.44
       4/20/00              44.682                178.346                 111.35
       4/24/00              38.299                 175.11                 103.98
       4/25/00              40.427                180.009                 109.67
       4/26/00              41.491                179.523                110.186
       4/27/00              53.193                180.543                115.666
       4/28/00              48.938                182.932                114.949
        5/1/00              42.555                185.923                113.631
        5/2/00               46.81                182.972                114.679
        5/3/00               46.81                179.885                 115.13
        5/4/00              44.682                182.025                114.546
        5/5/00              40.427                184.471                 113.76
        5/8/00              38.299                182.347                112.858
        5/9/00              38.299                181.641                111.392
       5/10/00              38.299                176.692                115.586
       5/11/00              42.555                 180.07                113.904
       5/12/00              63.832                181.473                124.673
       5/15/00              72.343                183.833                127.404
       5/16/00              70.215                185.024                127.901
       5/17/00              71.279                184.685                128.101
       5/18/00               65.96                183.076                131.113
       5/19/00               65.96                179.438                131.679
       5/22/00              78.726                176.521                134.876
       5/23/00              72.343                174.099                126.819
       5/24/00              69.151                175.442                124.388
       5/25/00              73.407                173.574                127.151
       5/26/00              75.534                173.505                128.434
       5/30/00               74.47                178.571                127.219
       5/31/00              72.343                179.731                123.063
        6/1/00              81.918                182.087                128.316
        6/2/00              82.981                185.321                131.595
        6/5/00              85.109                 184.68                132.913
        6/6/00              81.918                185.024                131.033
        6/7/00              85.109                185.592                133.173
        6/8/00              85.109                186.395                 130.26
        6/9/00              82.981                187.355                 127.97
       6/12/00              80.854                185.734                127.879
       6/13/00              78.726                187.432                126.039
       6/14/00              77.662                186.772                124.766
       6/15/00               79.79                186.902                125.424
       6/16/00              84.045                186.692                127.938
       6/19/00              80.854                188.297                126.821
       6/20/00              80.854                187.886                129.118
       6/21/00               74.47                187.896                127.051
       6/22/00              68.087                185.769                125.942
       6/23/00               74.47                 184.78                128.979
       6/26/00              76.598                185.904                128.585
       6/27/00               74.47                 185.63                127.781
       6/28/00              76.598                186.371                127.119
       6/29/00              78.726                186.974                 129.31
       6/30/00              72.343                186.386                 127.55
        7/3/00              70.215                188.467                127.181
        7/5/00              76.598                184.861                127.181
        7/6/00              76.598                186.625                126.497
        7/7/00              76.598                188.725                127.646
       7/10/00              76.598                  188.4                126.583
       7/11/00              78.726                191.108                133.827
       7/12/00               79.79                192.458                133.868
       7/13/00              85.109                192.013                  131.3
       7/14/00              82.981                193.449                132.809
       7/17/00              85.109                193.035                134.452
       7/18/00              85.109                192.144                131.955
       7/19/00              87.237                190.321                 133.89
       7/20/00              89.365                192.495                134.078
       7/21/00              86.173                189.964                135.264
       7/24/00              85.109                187.176                135.177
       7/25/00              87.237                186.279                136.927
       7/26/00              86.173                187.499                135.035
       7/27/00              86.173                185.813                135.143
       7/28/00              86.173                182.599                134.415
       7/31/00              87.237                184.656                133.396
        8/1/00               93.62                185.839                136.293
        8/2/00               93.62                186.179                134.973
        8/3/00              98.939                186.314                134.988
        8/4/00              97.875                 186.23                128.325
        8/7/00              95.748                187.112                125.613
        8/8/00              95.748                187.658                125.571
        8/9/00              95.748                186.115                125.142
       8/10/00              92.556                185.908                124.583
       8/11/00              89.365                187.836                126.333
       8/14/00              90.428                189.769                125.935
       8/15/00              97.875                186.542                126.086
       8/16/00               93.62                185.689                127.558
       8/17/00              92.556                187.646                124.968
       8/18/00              90.428                187.558                124.823
       8/21/00              89.365                188.064                 122.19
       8/22/00              87.237                188.293                123.501
       8/23/00              89.365                188.511                121.349
       8/24/00              89.365                189.903                121.705
       8/25/00              92.556                190.448                120.977
       8/28/00              88.301                 190.72                119.618
       8/29/00              87.237                191.036                124.608
       8/30/00              89.365                191.467                125.362
       8/31/00              91.492                194.092                124.841
        9/1/00              91.492                195.403                126.631
        9/5/00              89.365                193.945                123.851
        9/6/00              86.173                194.762                120.247
        9/7/00              91.492                195.954                122.364
        9/8/00              89.365                194.651                121.149
       9/11/00              85.109                194.291                119.274
       9/12/00              87.237                193.946                120.995
       9/13/00              89.365                193.767                 121.91
       9/14/00              86.173                194.601                119.603
       9/15/00              86.173                194.294                117.342
       9/18/00              86.173                190.752                117.772
       9/19/00              85.109                190.564                116.586
       9/20/00              88.301                188.258                118.643
       9/21/00              89.365                186.255                118.908
       9/22/00              89.365                187.318                122.018
       9/25/00              91.492                187.608                119.022
       9/26/00              86.173                186.579                117.547
       9/27/00              88.301                187.257                117.441
       9/28/00              86.173                190.692                116.933
       9/29/00              85.109                190.227                114.778
       10/2/00              87.237                187.916                112.244
       10/3/00              89.365                185.474                116.781
       10/4/00              91.492                186.163                117.559
       10/5/00              90.428                186.162                115.911
       10/6/00              89.365                 183.39                116.901
       10/9/00              92.556                183.061                117.417
      10/10/00              89.365                181.252                114.522
      10/11/00              86.173                 179.09                113.535
      10/12/00              89.365                176.124                115.036
      10/13/00              87.237                179.611                115.362
      10/16/00              85.109                179.375                114.703
      10/17/00               65.96                175.913                107.932
      10/18/00               74.47                175.988                110.905
      10/19/00              78.726                180.493                114.149
      10/20/00              76.598                 182.12                111.307
      10/23/00               74.47                182.313                 109.33
      10/24/00              72.343                179.987                108.266
      10/25/00              70.215                175.621                 109.44
      10/26/00              63.832                176.834                106.952
      10/27/00              68.087                177.131                108.313
      10/30/00              76.598                177.406                108.489
      10/31/00              72.343                180.873                105.424
       11/1/00              70.215                180.796                107.586
       11/2/00              71.279                181.891                102.973
       11/3/00              76.598                182.564                101.487
       11/6/00              84.045                182.111                 103.32
       11/7/00              85.109                183.199                105.952
       11/8/00              85.109                180.929                106.766
       11/9/00              85.109                179.412                106.338
      11/10/00              80.854                175.655                105.021
      11/13/00              80.854                172.304                104.775
      11/14/00              76.598                176.347                101.821
      11/15/00              76.598                177.743                103.106
      11/16/00              80.854                174.611                103.489
      11/17/00              80.854                173.007                103.574
      11/20/00              72.343                169.482                 99.573
      11/21/00               74.47                170.026                102.242
      11/22/00              72.343                166.194                100.428
      11/24/00               74.47                169.993                  102.2
      11/27/00               74.47                170.561                103.484
      11/28/00              67.023                 168.13                100.709
      11/29/00              62.768                166.107                 99.092
      11/30/00              67.023                 163.18                 95.251
       12/1/00              69.151                  164.4                 96.586
       12/4/00              64.896                164.015                 93.856
       12/5/00              61.704                168.894                 92.645
       12/6/00              57.449                167.267                 91.456
       12/7/00              67.023                165.923                 92.242
       12/8/00              68.087                 169.53                 94.232
      12/11/00               65.96                174.482                 94.045
      12/12/00              64.896                172.417                 95.507
      12/13/00              57.449                171.003                 90.934
      12/14/00              61.704                167.703                 97.158
      12/15/00               60.64                165.373                 95.156
      12/18/00              57.449                 167.57                 94.127
      12/19/00              53.193                165.522                  89.23
      12/20/00              48.938                159.577                 84.803
      12/21/00              35.108                159.548                 77.156
      12/22/00              34.044                163.468                 77.497
      12/26/00              34.044                165.387                 81.591
      12/27/00              34.044                166.277                 82.575
      12/28/00              36.171                168.718                  82.72
      12/29/00              59.576                168.629                  88.59
        1/2/01              55.321                164.247                 85.994
        1/3/01              59.576                168.941                 88.908
        1/4/01              57.449                167.581                 87.266
        1/5/01              59.576                164.273                 89.289
        1/8/01              59.576                 164.51                 88.565
        1/9/01              57.449                165.237                 88.579
       1/10/01              59.576                 168.99                 88.309
       1/11/01              57.449                171.169                 87.171
       1/12/01              56.385                172.085                 90.497
       1/16/01              59.576                174.329                  91.33
       1/17/01              55.321                174.076                 88.713
       1/18/01              51.065                173.992                 86.649
       1/19/01              52.129                 172.86                 87.304
       1/22/01              51.065                173.304                 87.119
       1/23/01              51.065                175.724                  87.48
       1/24/01              51.065                176.963                 88.484
       1/25/01               46.81                177.053                 90.347
       1/26/01              48.938                177.812                 91.869
       1/29/01               46.81                179.545                 92.963
       1/30/01              37.448                180.442                 87.694
       1/31/01              44.257                178.746                 90.114
        2/1/01              45.959                178.635                 89.854
        2/2/01              51.065                175.811                 92.121

ITEM 13.  CERTAIN TRANSACTIONS

Stock Owned by DM Associates

DM Associates Limited Partnership ("DM Associates") is the owner of record of 702,617 shares of Common Stock of the Company, representing approximately 14.4% of the issued and outstanding shares of Common Stock. The general partner of DM Associates is New DM Management Associates I, which is a general partnership. The general partners of New DM Management Associates I are Robert B. Stein, Jr., a Director and the Chairman of the Board, Chief Executive Officer and President of the Company, and Gregory G. Landry, a Director and the Vice Chairman and Chief Financial Officer of the Company.

As the sole general partner of DM Associates, DM Management I has the power to vote and dispose of the 702,617 shares of Common Stock owned by DM Associates, subject to the required consent of a class of limited partners of DM Associates for sales of more than 396,000 shares. The partnership agreement of DM Management I provides that a majority of the partnership interests of DM Management I is required to vote the shares of Common Stock owned by DM Associates.

As the managing general partner of DM Management I, Mr. Stein has sole dispositive power with respect to the 702,617 shares owned by DM Associates, subject to the limitation described above. As general partners of DM Management I, Messrs. Stein and Landry share voting power with respect to the 702,617 shares owned by DM Associates.

OUTSIDE COUNSEL

Albert T. Adams, one of the Company's directors, is a partner of Baker & Hostetler LLP, which acts as the Company's general outside legal counsel on a variety of matters. The Company expects that Baker & Hostetler will continue to provide legal services in that capacity in fiscal year 2002.

IT SERVICES AGREEMENT

On May 1, 2001, the Company renewed an IT Services Agreement with EmpowerWare, Inc. EmpowerWare, Inc. is a Connecticut-based company specializing in financial and retail accounting software. It is owned by Scott Stein, the former Vice President Management Information Systems of the Company and the brother of Mr. Stein. For a monthly fee of approximately $49,875 (plus expenses) EmpowerWare, Inc. provides relationship management, project management and administration, software upgrades, production support and other services. The term of the Agreement is from May 1, 2001 to April 30, 2004, unless otherwise terminated or extended in accordance with its terms. The Company believes that the fees payable to EmpowerWare, Inc. are on terms no less favorable than would be available in an arm's-length transaction with any other vendor.

MERGER AGREEMENT

If the merger, contemplated by the Merger Agreement, is consummated, Mr. Stein and his affiliates will control the Company. The Company's existing stockholders, except Mr. Stein and his affiliates, including DM Associates, will receive $4.50 per share in cash. In connection with entering into the Merger Agreement, Mr. Stein, DM Associates, DM Management I and DM Acquisition Corp. entered into a voting agreement pursuant to which they agreed to vote any shares of the Company's Common Stock that they beneficially owned in favor of the merger and the Merger Agreement and agreed to refrain from voting in favor of any other proposals to sell the Company.

SEVERANCE AGREEMENTS AND OTHER PAYMENTS

Ms. Adams and Mr. Valvo's employment with the Company will be terminated effective May 11, 2001 and May 25, 2001, respectively, in connection with the Business Restructuring Plan. In connection with the Business Restructuring Plan, Ms. Adams, Vice President Finance of the Company, and Mr. Valvo, Vice President Gasoline and Store Development of the Company, will receive severance payments of $140,000 and $150,000, respectively, which will be payable as a salary continuation. In addition, Ms. Adams and Mr. Valvo will be entitled to exercise their options until August 31, 2001.

NEGOTIATIONS TO PURCHASE CERTAIN STORES

Pursuant to the Business Segmentation Plan, Mr. Stein and Ms. Adams have had preliminary discussions concerning the possibility of Ms. Adams purchasing stores from the Company that have been identified as stores to be sold pursuant to the Business Segmentation Plan. If an agreement were reached, the terms would be negotiated by the Company's financial advisor retained to sell stores that do not fit within Dairy Mart's existing portfolio structure. Furthermore, the stores would only be sold to Ms. Adams if the Company believed it was receiving the same amount of consideration for those stores that it could receive in an arm's-length transaction.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following are filed as part of this Form 10-K:

     (1) Financial Statements:

        For a listing of financial statements, which are filed as part of this Form 10-K, see Page [46].

     (2) Financial Statement Schedules:

        Report of Independent Public Accountants

        Consolidated Statements of Operations for the three years ended February 3, 2001, January 29, 2000 and January 30, 1999.

        Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.

        Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

        Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

        Notes to Consolidated Financial Statements for the Fiscal Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

        Schedule II--Valuation Accounts

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (3) Exhibits:

        EXHIBIT
        NUMBER:
        (2.1)        Agreement and Plan of Merger, dated as of March 15, 2001,
                     between DM Acquisition Corp. and Dairy Mart Convenience
                     Stores, Inc. is filed herewith.
        (3.1)        The Company's Restated Certificate of Incorporation, as
                     amended, was filed as Exhibit 3.1 to the Company's 10-K for the fiscal year ended January 29, 2000, and is incorporated herein by reference.
        (3.2)        The Company's Amended and Restated Bylaws were filed as
                     Exhibit 3.2 to the Company's Form 10-Q for the fiscal
                     quarter ended November 2, 1996, and are incorporated herein by reference.
        (4.1)        The Company's Restated Certificate of Incorporation, as
                     amended, and Certificate of Designation is filed as Exhibit
                     3.1 hereto.
        (4.2)        Amended and Restated Bylaws are filed as Exhibit 3.2 hereto.
        (4.3(a))     Amended and Restated Rights Agreement, as amended, dated as of February 8, 2000, between the Company and the American
                     Stock Transfer and Trust Company, as Rights Agent, including form of Rights Certificate, is filed as Exhibit 10.22(a)
                     hereto.
        (4.3(b))     First Amendment to the Amended and Restated Rights
                     Agreement, dated as of February 8, 2000, by and between
                     Dairy Mart Convenience Stores, Inc. and American Stock
                     Transfer & Trust Company, as Rights Agent, is filed as
                     Exhibit 10.22(b) hereto.
        (4.4)        Those instruments filed as Exhibit 4.1 of the Company's
                     Registration Statement on Form S-1 (Registration No. 33-639)
                     dated November 5, 1985, which are incorporated herein by
                     reference.

        EXHIBIT
        NUMBER:
        (4.5)        Amended and Restated Indenture, dated as of December 1,
                     1995, by and among the Company, Certain Subsidiaries of the
                     Company, as Guarantors, and First Bank National Association,
                     as Trustee, was filed as Exhibit 4.1 to the Company's Form
                     10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (4.6)        The instruments defining the rights of the holders of the
                     Company's Warrants include the Form of Stock Purchase
                     Warrants are filed as Exhibits 10.12 and 10.13 hereto.
        (4.7)        Note Purchase Agreement, dated as of December 1, 1995,
                     between the Company and the Purchasers listed in the
                     Schedule of Purchasers therein, relating to 10 1/4% Senior
                     Subordinated Notes (Series B) due March 15, 2004, is filed as Exhibit 10.11 hereto.
        (4.8)        Registration Rights Agreement, dated December 1, 1995, by
                     and among the Company and the Holders of (i) 10 1/4% Senior
                     Subordinated Notes (Series B) of the Company, due March 15,
                     2004, and (ii) Warrants to Purchase 1,715,000 shares of
                     Common Stock, par value $.01 per share, of the Company is
                     filed as Exhibit 10.14 hereto.
        (10.1(a))    Credit Agreement, dated as of December 28, 1999, among the
                     Company, the Banks from time to time parties thereto and
                     Citizens Bank of Connecticut, as agent, and related
                     schedules was filed as Exhibit 10.1 to the Company's Form
                     10-K for the fiscal quarter ended January 29, 2000, and is incorporated herein by reference.
        (10.1(b))    First Amendment to the Credit Agreement, dated January 28,
                     2000, between the Company and Citizens Bank of Connecticut, as agent for the Banks from time to time parties to the
                     Company's Amended and Restated Credit Agreement, was filed as Exhibit 10.1 to the Company's Form 10-K for the fiscal
                     year ended January 29, 2000, and is incorporated herein by reference.
        (10.1(c))    Second Amendment to the Credit Agreement, dated July 28,
                     2000, between the Company and Citizens Bank of Connecticut, as agent for the Banks from time to time parties to the
                     Company's Amended and Restated Credit Agreement, was filed as Exhibit 10.1.1 to the Company's Form 10-Q for the fiscal quarter ended July 29, 2000, and is incorporated herein by reference.
        (10.1(d))    Third Amendment to the Credit Agreement, dated October 27,
                     2000, between the Company and Citizens Bank of Connecticut, as agent for the Banks from time to time parties to the
                     Company's Amended and Restated Credit Agreement, was filed as Exhibit 10.1.1 to the Company's Form 10-Q for the fiscal quarter ended October 28, 2000, and is incorporated herein by reference.
        (10.1(e))    Fourth Amendment to the Credit Agreement, dated March 14,
                     2001, between the Company and Citizens Bank of Connecticut, as agent for the Banks from time to time parties to the
                     Company's Amended and Restated Credit Agreement, was filed as Exhibit 10(a) to the Company's Form 8-K for the March 14,
                     2001 event and is incorporated herein by reference.
        (10.1(f))    Fifth Amendment to the Credit Agreement, dated May 7, 2001, between the Company and Citizens Bank of Connecticut, as
                     agent for the Banks from time to time parties to the
                     Company's Amended and Restated Credit Agreement is filed
                     herewith.
        (10.2)       Asset Purchase Agreement, dated March 6, 1997, among Dairy
                     Mart Convenience Stores, Inc. and DB Companies, Inc. was
                     filed as Exhibit 2.1 to the Company's Form 8-K for the June
                     21, 1997 event and is incorporated herein by reference.
        (10.3)       Closing Agreement, dated June 19, 1997, between Dairy Mart
                     Convenience Stores, Inc. and DB Companies, Inc. was filed as
                     Exhibit 2.2 to the Company's Form 8-K for the June 21, 1997
                     event and is incorporated herein by reference.

        EXHIBIT
        NUMBER:
        (10.4)       1990 Stock Option Plan was filed as Exhibit 10.6 to the
                     Company's Form 10-K for the fiscal year ended January 30, 1999 and is incorporated herein by reference.
        (10.5)       Amended and Restated 1995 Stock Option and Incentive Award
                     Plan was filed as Exhibit A to the Company's 1998 Annual
                     Proxy Statement filed on Schedule 14A on May 29, 1998 and is incorporated herein by reference.
        (10.6)       1995 Stock Option Plan for Outside Directors was filed as
                     Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended January 28, 1995, and is incorporated herein by reference.
        (10.7)       Employment Agreement between the Company and Robert B.
                     Stein, Jr., dated January 1, 2000, was filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended January
                     29, 2000, and is incorporated herein by reference.
        (10.8)       Employment Agreement between the Company and Gregory G.
                     Landry, dated January 1, 2000, was filed as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended January
                     29, 2000, and is incorporated herein by reference.
        (10.9)       Severance Agreement, dated March 15, 2001, between the
                     Company and Gregory G. Landry, is filed herewith.
        (10.10)      Settlement Agreement, dated January 27, 1995, between the
                     Company and Frank Colaccino was filed as Exhibit 10.10 to the Company's January 28, 1995 Form 10-K and is incorporated herein by reference.
        (10.11) Note Purchase Agreement, dated as of December 1, 1995, between the Company and the Purchasers listed in the Schedule of Purchasers therein, relating to 10 1/4% Senior
                     Subordinated Notes (Series B) due March 15, 2004, was filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.12)      Form of Stock Purchase Warrant to Subscribe for and Purchase
                     Shares of Common Stock of the Company (Initially Exercisable for an Aggregate of 1,215,000 Shares of Common Stock) was filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.13)      Form of Stock Purchase Warrant to Subscribe for and Purchase
                     Shares of Common Stock of the Company (Initially Exercisable for an Aggregate of 500,000 Shares of Common Stock) was filed as Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.14) Registration Rights Agreement, dated December 1, 1995, by and among the Company and the Holders of (i) 10 1/4% Senior
                     Subordinated Notes (Series B) of the Company, due March 15,
                     2004, and (ii) Warrants to Purchase 1,715,000 shares of
                     Common Stock, par value $.01 per share, of the Company was filed as Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.15)      Agreement, dated as of October 30, 1995, among the Company,
                     Charles Nirenberg, FCN Properties Corporation and The
                     Nirenberg Family Charitable Foundation, Inc. was filed as
                     Exhibit 10.1 to the Company's Form 8-K/A Amendment No. 1 for the October 30, 1995, event and is incorporated herein by reference.
        (10.16) Modification Agreement, dated as of December 1, 1995, by and among the Company, Charles Nirenberg, FCN Properties
                     Corporation, The Nirenberg Foundation, Inc., formerly known as the Nirenberg Family Charitable Foundation, Inc., Robert
                     B. Stein, Jr., and Gregory G. Landry was filed as Exhibit
                     10.6 to the Company's Form 10-Q for the fiscal quarter ended
                     October 28, 1995 and is incorporated herein by reference.

        EXHIBIT
        NUMBER:
        (10.17)      Amended and Restated Letter Agreement, dated December 1,
                     1995, to Mitchell J. Kupperman from the Company, Robert B.
                     Stein, Jr., and Gregory G. Landry was filed as Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended
                     October 28, 1995 and is incorporated herein by reference.
        (10.18)      DM Associates Limited Partnership Agreement, dated March 12,
                     1992 is filed herewith.
        (10.19)      First Amendment to Partnership Agreement of DM Associates
                     Limited Partnership, dated as of September 8, 1994, was
                     filed as Exhibit F to the Company's Schedule 13D, Amendment
                     No. 4, dated January 27, 1995, by DM Associates Limited
                     Partnership, New DM Management Associates I, New DM
                     Management Associates II, Charles Nirenberg, Robert B.
                     Stein, Jr., Gregory G. Landry, Mitchell J. Kupperman and
                     Frank Colaccino and is incorporated herein by reference.
        (10.20)      Partnership Agreement of New DM Management Associates I,
                     dated as of September 8, 1994, was filed as Exhibit G to the
                     Company's Schedule 13D, Amendment No. 4, dated January 27,
                     1995, by DM Associates Limited Partnership, New DM
                     Management Associates I, New DM Management Associates II,
                     Charles Nirenberg, Robert B. Stein, Jr., Gregory G. Landry,
                     Mitchell J. Kupperman and Frank Colaccino and is
                     incorporated herein by reference.
        (10.21)      First Amendment to Partnership Agreement of New DM
                     Management Associates I, dated as of December 1, 1995,
                     between Robert B. Stein, Jr., Gregory G. Landry and Mitchell
                     J. Kupperman was filed as Exhibit 10.10 to the Company's
                     Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.22(a))   Amended and Restated Rights Agreement, as amended, dated as of February 8, 2000, between the Company and the American
                     Stock Transfer and Trust Company, as Rights Agent, including form of Rights Certificate, was filed as Exhibit 5 to the
                     Company's Form 8-A/A Amendment No. 2 to Form 8-A for the
                     February 9, 2000 event and is incorporated herein by
                     reference.
        (10.22(b))   First Amendment to the Amended and Restated Rights
                     Agreement, dated as of February 8, 2000, by and between
                     Dairy Mart Convenience Stores, Inc. and American Stock
                     Transfer & Trust Company, as Rights Agent, is filed
                     herewith.
        (10.23)      Third Amendment to Partnership Agreement of New DM
                     Management Associate I, dated as of December 12, 1997, was filed as Exhibit 1 to the Company's Form 8-K for the
                     December 12, 1997 event and is incorporated herein by
                     reference.
        (10.24)      Dairy Mart Convenience Stores, Inc. Supplemental Executive
                     Retirement Plan was filed as Exhibit 10.26 to the Company's
                     Form 10-K for the fiscal year ended January 30, 1999, and is incorporated herein by reference.
        (10.25)      Director's Deferred Compensation Plan was filed as Exhibit
                     10.27 to the Company's Form 10-K for the fiscal year ended
                     January 30, 1999, and is incorporated herein by reference.
        (10.26)      Employment Agreement between the Company and J. Wayne
                     Colley, dated January 18, 2000, was filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended January
                     29, 2000, and is incorporated herein by reference.
        (10.27)      Supplement to Employment Agreement, dated April 20, 2001,
                     between the Company and J. Wayne Colley is filed herewith.
        (10.28)      Nonqualified Deferred Compensation Plan, dated January 1,
                     2000, was filed as Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended January 29, 2000, and is
                     incorporated herein by reference.

        EXHIBIT
        NUMBER:
        (10.29) Change of Control Agreement, dated June 20, 2000, between the Company and Certain Employees of the Company identified therein, is filed herewith.
        (10.30)      Agreement, dated May 21, 2000, between the Committee of
                     Concerned Dairy Mart Shareholders and Frank Colaccino and the Company was filed as Exhibit 10(a) to the Company's Form
                     8-K for the May 21, 2000 event and is incorporated herein by reference.
        (10.31) Exchange and Voting Agreement by and among the Company and the Noteholders listed therein, dated March 15, 2001, is filed herewith.
        (18.1) Preferability letter of Arthur Andersen LLP regarding change in accounting policy relating to the change in inventory valuation methods filed as Exhibit 18.1 to the Company's
                     Form 10-K for the fiscal year ended January 30, 1999, and is incorporated herein by reference.
        (21)         Subsidiaries of the Company is filed herewith.
        (23) Consent of Arthur Andersen LLP to the incorporation of their reports included in this Form 10-K, for the fiscal year ended February 3, 2001, into the Company's previously filed
                     Registration Statements on Forms S-8 is filed herewith.
        (99)         NONE

(b) Reports on Form 8-K:

    NONE.

    No Financial Statements were filed with any of the Current Reports.

(c) See (a)(3) above.

(d) See (a)(2) above.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated: May 7, 2001                          DAIRY MART CONVENIENCE STORES, INC.

                                            By /s/ ROBERT B. STEIN, JR.
                                            ------------------------------------
                                            Robert B. Stein, Jr.
                                            President, Chief Executive Officer
                                            and Chairman of the Board of
                                            Directors

                                            By /s/ GREGORY G. LANDRY
                                            ------------------------------------
                                            Gregory G. Landry
                                            Vice Chairman and Chief Financial
                                            Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                      NAME                                         TITLE                           DATE
                      ----                                         -----                           ----

/s/ ROBERT B. STEIN, JR.                         President, Chief Executive Officer,
------------------------------------------------ Chairman of the Board (Principal Executive  Dated: May 7,
Robert B. Stein, Jr.                             Officer) and Director                       2001

/s/ GREGORY G. LANDRY                            Vice Chairman, Chief Financial Officer,
------------------------------------------------ (Principal Financial and Accounting         Dated: May 7,
Gregory G. Landry                                Officer) and Director                       2001

/s/ ALBERT T. ADAMS                              Director
------------------------------------------------                                             Dated: May 7,
Albert T. Adams                                                                              2001

/s/ FRANK W. BARRETT                             Director
------------------------------------------------                                             Dated: May 7,
Frank W. Barrett                                                                             2001

/s/ J. KERMIT BIRCHFIELD, JR.                    Director
------------------------------------------------                                             Dated: May 7,
J. Kermit Birchfield, Jr.                                                                    2001

/s/ JOHN W. EVERETS                              Director
------------------------------------------------                                             Dated: May 7,
John W. Everets                                                                              2001

/s/ WILLIAM A. FOLEY                             Director
------------------------------------------------                                             Dated: May 7,
William A. Foley                                                                             2001

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                FORM 10-K
                                                                  PAGE
                                                                ---------

Report of Independent Public Accountants on Consolidated
  Financial Statements......................................       F-2
Consolidated Statements of Operations for the Fiscal Years
  Ended February 3, 2001, January 29, 2000 and January
  30,1999...................................................       F-3
Consolidated Balance Sheets as of February 3, 2001 and
  January 29, 2000..........................................       F-4
Consolidated Statements of Stockholders' Equity for the
  Fiscal Years Ended February 3, 2001, January 29, 2000 and
  January 30, 1999..........................................       F-5
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended February 3, 2001, January 29, 2000 and January 30,
  1999......................................................       F-6
Notes to Consolidated Financial Statements for the Fiscal
  Years Ended February 3, 2001, January 29, 2000 and January
  30, 1999..................................................       F-7
Report of Independent Public Accountants on Schedule II.....      F-29
Schedule II.................................................      F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores,
Inc.:

We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and Subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dairy Mart Convenience Stores, Inc. and Subsidiaries as of February 3, 2001, and January 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
May 7, 2001

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND
                                JANUARY 30, 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues (including excise taxes of $42,054, $34,865 and
  $31,265, respectively)....................................  $723,671   $588,551   $481,598
Cost of goods sold and expenses:
  Cost of goods sold........................................   576,042    443,559    344,079
  Operating and administrative expenses.....................   157,519    137,069    126,538
  Interest expense, net.....................................    14,183     11,583     10,806
                                                              --------   --------   --------
                                                               747,744    592,211    481,423
                                                              --------   --------   --------
  Income (loss) before income taxes.........................   (24,073)    (3,660)       175
  Benefit (provision) from income taxes.....................    (5,378)     1,164       (150)
                                                              --------   --------   --------
  Net income (loss).........................................  $(29,451)  $ (2,496)  $     25
                                                              ========   ========   ========
Earnings (loss) per share, basic and diluted................  $  (5.96)  $   (.51)  $    .01

  The accompanying notes are an integral part of these consolidated financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     FEBRUARY 3, 2001 AND JANUARY 29, 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2001       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash......................................................  $  5,667   $  7,702
  Short-term investments....................................     3,000        155
  Accounts and notes receivable, net........................    13,462     20,499
  Inventory.................................................    24,424     34,804
  Prepaid expenses and other current assets.................     3,612      1,704
  Deferred income taxes.....................................        --      2,393
                                                              --------   --------
          Total current assets..............................    50,165     67,257
Property and equipment, net.................................   111,448    113,338
Intangible assets, net......................................    13,731     14,582
Other assets, net...........................................    15,373     14,622
                                                              --------   --------
     Total assets...........................................  $190,717   $209,799
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............  $  6,043   $  3,091
  Accounts payable..........................................    44,361     50,916
  Accrued expenses..........................................    15,835     11,651
  Accrued interest..........................................     3,638      3,490
                                                              --------   --------
     Total current liabilities..............................    69,877     69,148
                                                              --------   --------
Long-term obligations, less current portion above...........   129,557    120,044
Other liabilities...........................................    13,555     13,738
Commitments and contingencies (Notes 6, 7, 12)
Stockholders' equity:
  Preferred stock (serial), par value $.01, 1,000 shares
     authorized, no shares issued...........................        --         --
  Common stock, par value $.01, 30,000 shares authorized,
     7,059 and 6,949 issued.................................        70         69
  Paid-in capital...........................................    32,416     32,107
  Retained deficit..........................................   (39,753)   (10,302)
  Treasury stock, at cost...................................   (15,005)   (15,005)
                                                              --------   --------
     Total stockholders' (deficit) equity...................   (22,272)     6,869
                                                              --------   --------
  Total liabilities and stockholders' deficit...............  $190,717   $209,799
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND
                                JANUARY 30, 1999

                                 (IN THOUSANDS)

                                                   COMMON STOCK                 TREASURY STOCK
                                       -------------------------------------   -----------------
                                                                   RETAINED
                                       COMMON            PAID-IN   EARNINGS
                                       SHARES   AMOUNT   CAPITAL   (DEFICIT)   SHARES    AMOUNT
                                       ------   ------   -------   ---------   ------   --------
Balance January 31, 1998.............  6,831     $68     $31,756   $ (7,831)   2,058    $(15,005)
  Issuance of Common Stock...........     78       1         243         --       --          --
  Net income.........................     --      --          --         25       --          --
                                       -----     ---     -------   --------    -----    --------
Balance January 30, 1999.............  6,909      69      31,999     (7,806)   2,058     (15,005)
  Issuance of Common Stock...........     40      --         108         --       --          --
  Net loss...........................     --      --          --     (2,496)      --          --
                                       -----     ---     -------   --------    -----    --------
Balance January 29, 2000.............  6,949      69      32,107    (10,302)   2,058     (15,005)
  Issuance of Common Stock...........    110       1         309         --       --          --
  Net loss...........................     --      --          --    (29,451)      --          --
                                       -----     ---     -------   --------    -----    --------
Balance February 3, 2001.............  7,059     $70     $32,416   $(39,753)   2,058    $(15,005)
                                       =====     ===     =======   ========    =====    ========

   The accompanying notes are an integral part of these consolidate financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND
                                JANUARY 30, 1999

                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(29,451)  $ (2,496)  $     25
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation and amortization.............................    15,142     13,576     10,252
  Deferred income taxes.....................................     4,760     (1,420)       127
  (Gain) loss on dispositions of properties, net............       550       (577)       710
Net changes in assets and liabilities:
  Accounts and notes receivable.............................     3,982     (4,679)     1,506
  Inventory.................................................    10,380    (10,511)    (3,205)
  Accounts payable..........................................    (6,555)    15,231      4,388
  Accrued interest..........................................       148       (223)       146
  Other assets and liabilities, net.........................     1,357     (2,086)    (2,048)
                                                              --------   --------   --------
  Net cash provided by operating activities.................       313      6,815     11,901
                                                              --------   --------   --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of short-term investments........................    (2,845)        --         --
  Proceeds from sale of short-term investments..............        --      2,569        905
  Purchase of property & equipment..........................   (17,398)   (41,878)   (52,398)
  Proceeds from sale of property and equipment..............     5,350     22,254     30,760
                                                              --------   --------   --------
  Net cash (used for) investing activities..................   (14,893)   (17,055)   (20,733)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving loan, net.........................    10,030      4,096     10,200
  Borrowings of long-term obligations.......................     5,607     14,882         --
  Repayment of long-term obligations........................    (3,402)    (4,511)    (2,051)
  Issuance of Common Stock..................................       310        108        244
                                                              --------   --------   --------
Net cash provided by financing activities...................    12,545     14,575      8,393
                                                              --------   --------   --------
Increase (decrease) in cash.................................    (2,035)     4,335       (439)
Cash at beginning of year...................................     7,702      3,367      3,806
                                                              --------   --------   --------
Cash at end of year.........................................  $  5,667   $  7,702   $  3,367
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES:
  Cash (paid) refunded during the year --
     Interest...............................................  $(14,035)  $(11,806)  $(10,661)
     Income taxes refunded, net.............................       139        119        381

  The accompanying notes are an integral part of these consolidated financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30,1999

1.  SIGNIFICANT ACCOUNTING POLICIES:

Corporate Organization and Consolidation -- The accompanying financial statements include the accounts of Dairy Mart Convenience Stores, Inc. and its Subsidiaries (the Company). All intercompany transactions have been eliminated.

Nature of the Business -- The Company owns, operates and franchises convenience retail stores, a number of which also sell gasoline. The convenience stores are primarily located in 7 states in the Midwest and the Southeast United States. The stores offer a wide range of products including gasoline, groceries, dairy products, snack foods, tobacco products, lottery tickets, beverages, general merchandise, health and beauty aids and deli products.

Fiscal Year -- The Company's fiscal year ends on the Saturday closest to January
31. There were 53 weeks included in the fiscal year ended February 3, 2001 and 52 weeks in the fiscal years ended January 29, 2000 and January 30,1999.

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

Short-term Investments -- As of February 3, 2001, the Company's short-term investments consisted of U.S. Treasury Bills having original maturities of less than one year. As of January 29, 2000, the Company's short-term investments consisted of over-night investment securities. As of February 3, 2001 and January 29, 2000, the fair values of the short-term investments approximated cost.

Inventory -- The Company's inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

Property, Equipment, and Depreciation -- Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:

Buildings...................................................    30-40 years
Equipment...................................................     5-30 years
Leasehold improvements......................................       31 years.

Repair and maintenance costs are expensed as incurred.

Long-lived Assets -- Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Measurement of the amount of the impairment may be based on market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset. Management has determined that there has been no material impairment to any long-lived assets as of February 3, 2001.

Self Insurance Reserves -- The Company is self-insured for certain property, liability, accident and health insurance risks, and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserves specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of February 3, 2001 and January 29, 2000, the Company had established reserves for these risks of $1,604,000 and $1,843,000, respectively, which are recorded on a present value basis using a risk-free rate of return to discount the liability. The ultimate amount of these liabilities could differ from these estimates. At February 3, 2001 and January 29, 2000, the risk-free rates of return were 5.19% and 6.65%, respectively.

Fair Value of Financial Instruments -- The Company has disclosed the fair value, related carrying value and method of determining fair value for the following financial instruments in the accompanying notes as referenced: short-term investments (see Note 1), accounts and notes receivable (see Note 2) and long-term obligations (see Note 6).

Revenue Recognition -- The Company recognizes revenues as earned, including franchise revenues and interest income. Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis in exchange for the Company providing merchandising, advertising, store audit, and other operating and administrative support services, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Franchise revenues were $9,085,000, $9,678,000 and $10,255,000 for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

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

Earnings (Loss) per Share -- Earnings (loss) per share have been calculated based on the weighted average number of shares of Common Stock outstanding and the effect of stock options, if dilutive, during each year. The weighted-average number of shares used in the calculation of basic earnings (loss) per share is 4,945,207, 4,868,664 and 4,823,154 for the fiscal years ended February 3, 2001,
January 29, 2000 and January 30, 1999, respectively. Dilutive earnings per share has not been presented as the Company's basic and dilutive earnings per share are equal for fiscal years 2001, 2000 and 1999.

New Authoritative Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for as either other comprehensive income or in current period income depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this Statement on February 4, 2001 and it did not have any effect on the Company's financial statements.

Reclassifications -- Certain amounts in the prior periods' Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period.

2.  ACCOUNTS AND NOTES RECEIVABLE:

A summary of accounts and notes receivable as of February 3, 2001 and January 29, 2000 is as follows:

                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Franchise accounts receivable...............................  $ 3,386    $ 3,338
Franchise notes receivable..................................    1,140      1,729
Marketing allowances........................................    5,358      8,374
Other receivables...........................................   15,492     15,679
                                                              -------    -------
                                                               25,376     29,120
Less allowance for doubtful accounts and notes receivable...   (2,301)    (2,063)
                                                              -------    -------
Net accounts and notes receivable...........................   23,075     27,057
Less noncurrent notes receivable (included in other
  assets)...................................................   (9,613)    (6,558)
                                                              -------    -------
Current accounts and notes receivable.......................  $13,462    $20,499
                                                              =======    =======

The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables. The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of February 3, 2001 and January 29, 2000, management has determined the fair values of the noncurrent notes receivable approximate their carrying values.

3.  PROPERTY AND EQUIPMENT:

A summary of property and equipment as of February 3, 2001 and January 29, 2000 is as follows:

                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land and improvements.......................................  $  5,171    $  5,543
Building and leasehold improvements.........................    47,556      44,581
Equipment...................................................   120,943     118,889
Assets under capital leases.................................     4,558       5,331
                                                              --------    --------
                                                               178,228     174,344
Less accumulated depreciation and amortization..............   (66,780)    (61,006)
                                                              --------    --------
Property and equipment, net.................................  $111,448    $113,388
                                                              ========    ========

4.  INTANGIBLE ASSETS:

A summary of intangibles as of February 3, 2001 and January 29, 2000 is as follows:

                                                                2001       2000
                                                              --------    -------
                                                                (IN THOUSANDS)
Goodwill....................................................  $ 13,907    $13,907
Franchise and operating rights..............................    10,104     10,104
                                                              --------    -------
                                                                24,011     24,011
Less accumulated amortization...............................   (10,280)    (9,429)
                                                              --------    -------
Intangible assets, net......................................  $ 13,731    $14,582
                                                              ========    =======

Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over a period of 40 years. Franchise and operating rights represent the value of franchise relationships purchased in connection with past acquisitions and are being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of these intangibles by determining whether the amortization of the goodwill and franchise and operating rights over the remaining lives can be recovered through projected future cash flows on an undiscounted basis.

Management has determined that there has been no material impairment to goodwill or franchise and operating rights as of February 3, 2001.

5.  ACCRUED EXPENSES:

A summary of accrued expenses as of February 3, 2001 and January 29, 2000 is as follows:

                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Accrued salaries and wages..................................  $ 3,804    $ 4,274
Accrued environmental assessment and remediation............    4,434      2,390
Other accrued expenses......................................    7,597      4,987
                                                              -------    -------
Total accrued expenses......................................  $15,835    $11,651
                                                              =======    =======

6.  LONG-TERM OBLIGATIONS:

The Company had the following long-term obligations as of February 3, 2001 and January 29, 2000:

                                                                                                                 JAN. 29
                                                                                   FEBRUARY 3, 2001                2000
                                             INTEREST       MATURITY     -------------------------------------   --------
                                               RATE       (FISCAL YR.)   CURRENT      LONG-TERM        TOTAL      TOTAL
                                           ------------   ------------   -------   ----------------   --------   --------
                                                                                         (IN THOUSANDS)
Senior subordinated notes (Series A
  Notes).................................        10.25%         2005     $   --        $ 75,000       $ 75,000   $ 75,000
Senior subordinated notes (Series B
  Notes) net of original issue discount
  of $772................................        10.25%         2005         --          12,728         12,728     12,498
Senior revolving credit facility.........       Various         2003         --          24,326         24,326     14,296
Real estate mortgage notes payable.......  9.84%-10.95%    2007-2021        171           7,163          7,334      5,241
Small Business Administration
  debentures.............................  6.875%-8.33%    2002-2006      2,420             710          3,130      3,130
Equipment financing......................   8.5%-11.81%    2003-2009      3,452           9,630         13,082     12,970
                                                                         ------        --------       --------   --------
                                                                         $6,043        $129,557       $135,600   $123,135
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

In conjunction with the issuance of the Series B Notes, the Company issued to the purchasers of the Series B Notes warrants to purchase 1,215,000 shares of Common Stock of the Company. In addition, the Company issued to the holders of the Series A Notes warrants to purchase 500,000 shares of Common Stock of the Company. The warrants may be exercised any time until December 1, 2001. The initial exercise price of the warrants was $6.95 per share, which was adjusted in December 1996, to $5.45 per share. Due to the anti-dilution provisions of the warrants and the Company's reclassification of former Class A and Class B Common Stock into a new, single class of Common Stock, the number of warrants increased to 1,852,249 and the exercise price of the warrants was adjusted to $5.05 per share. The exercise price may be adjusted further based upon the occurrence of various events, including stock dividends and issuance of Common Stock by the Company for a per share price less than the exercise price of the warrants or less than the current market value of the Company's Common Stock.

The Series A and Series B Notes (collectively, the "Notes") are redeemable, at the option of the Company, beginning March 15, 1999 at rates starting at 104.75% of the principal amount reduced annually through March 15, 2002, at which time they become redeemable at 100% of the principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company and its subsidiaries, the incurrence of additional indebtedness and new operating lease obligations by the Company or any of its subsidiaries, and certain mergers, consolidations and dispositions of assets. Additionally, according to the terms of the Notes, if a change of control occurs, as defined, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof. The original issue discount amortization related to the Series B Notes of $230,080, $160,980 and $153,904 is included in interest expense for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

The Company is party to a $30,000,000 secured revolving credit facility (the "Credit Facility"), of which up to $15,000,000 may be available for the issuance of letters of credit. The outstanding balance is due and payable on September 15, 2002. Interest on revolving credit loans is computed at an applicable margin over the agent bank's base rate or the LIBOR rate, at the option of the Company. The applicable margin, if any, is based upon the ratio of consolidated indebtedness to consolidated EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2% on any unused portion of the Credit Facility. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness (reduced by an amount equal to cash and store properties held for sale/leaseback as defined in the credit agreement) to earnings before interest expense, taxes, depreciation and amortization (EBITDA); EBITDA to interest expense; EBITDA plus rent, less taxes paid in cash to interest expense, rent expense and principal payments required to be made on indebtedness. The Credit Facility was further amended on May 7, 2001 amended to (1) waive any default or event of default under the Credit Facility arising from any failure to comply with financial covenants as of February 3, 2001 and (2) amend the financial covenants for the four quarters of fiscal year 2002. The ability of the Company to be in compliance with certain financial covenants in the future is dependent upon the Company realizing improved operating results from those reported for the fiscal year ended February 3, 2001. In connection with the Credit Facility, the Company granted a security interest in substantially all of its non-real estate assets and pledged as collateral the shares of capital stock of certain subsidiary corporations of the Company.

The Company is limited in the amount of cash dividends that it may pay and the amount of capital stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the Credit Facility and Notes. As of February 3, 2001, taking into account such limitations, the Company would not have been able to pay cash dividends.

In fiscal year 2001, the Company entered into capital lease agreements of $3.7 million for equipment and $2.2 million in real estate mortgages that were used to support new store development. In fiscal year 2000, the Company entered into capital lease agreements of $9.8 million for equipment and $5.0 million in real estate mortgages that were used to support new store development.

As of February 3, 2001 and January 29, 2000, respectively, management has determined that the fair values of the real estate mortgage notes payable, Small Business Administration debentures, equipment financing and capital leases, approximated their respective carrying amounts. Fair values of obligations are based on rates available to the Company for debt with similar terms and maturities. As of February 3, 2001 and January 29, 2000 the fair value of the Series A and Series B Notes, approximated 47% and 80%, respectively, of their carrying amount. The fair value of the Notes was based on quoted market prices as of February 3, 2001 and January 29, 2000, respectively. The revolving Credit Facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of February 3, 2001.

As of February 3, 2001, maturities on long-term obligations, shown gross of original issue discount of $772 for the next five years and thereafter, are as follows:

                        FISCAL YEAR
                        -----------                             (IN THOUSANDS)
2002........................................................       $  6,043
2003........................................................          4,487
2004........................................................         28,843
2005........................................................         89,195
2006........................................................            477
Thereafter..................................................          7,327
                                                                   --------
                                                                   $136,372
                                                                   ========

7.  OPERATING LEASES:

The Company leases operating properties, including store locations and office space, under various lease agreements expiring through fiscal year 2020. Certain of these locations are sublet to the Company's franchisees. The future minimum lease payments related to these properties are included in the following summary.

A summary of future minimum lease payments net of subleases as of February 3, 2001 is as follows:

                                                                     NET
                                                                  OPERATING
                        FISCAL YEAR                                 LEASES
                        -----------                             --------------
                                                                (IN THOUSANDS)
2002........................................................       $ 15,567
2003........................................................         13,158
2004........................................................         10,565
2005........................................................          9,499
2006........................................................          8,215
Thereafter..................................................         57,795
                                                                   --------
                                                                   $114,799
                                                                   ========

Rental expense for all operating leases was as follows:

                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Leases......................................................  $20,268    $16,691    $13,746
Less subleases..............................................    1,293      1,592      1,999
                                                              -------    -------    -------
Net.........................................................  $18,975    $15,099    $11,747
                                                              =======    =======    =======

8.  FEDERAL AND STATE INCOME TAXES:

The (provision) benefit from income taxes for the fiscal years ended February 3, 2001, January 29, 2000 and January 30,1999 was as follows:

                                                               2001       2000     1999
                                                              -------    ------    -----
                                                                    (IN THOUSANDS)
Current provision
  Federal...................................................  $    --    $ (102)   $ (23)
  State and Local...........................................     (618)     (249)      --
                                                              -------    ------    -----
          Total current provision...........................     (618)     (351)     (23)
                                                              -------    ------    -----
Deferred (provision) benefit
  Federal...................................................   (4,760)    1,299     (103)
  State and Local...........................................       --       216      (24)
                                                              -------    ------    -----
          Total deferred (provision) benefit................   (4,760)    1,515     (127)
                                                              -------    ------    -----
          Total (provision) benefit.........................  $(5,378)   $1,164    $(150)
                                                              =======    ======    =====

The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

                                                               PERCENT OF PRETAX
                                                                 INCOME (LOSS)
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Statutory federal income tax rate...........................  (34%)   (34%)    34%
Increase (decrease) from:
  State income tax net of federal tax effect................    3      (1)     14
  Nondeductible expenses and amortization of acquired
     assets.................................................   --       3      38
  Change in valuation allowance.............................   53      --      --
                                                              ---     ---      --
  Effective income tax rate.................................   22%    (32%)    86%

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred taxes for which it does not consider realization of such assets to be more likely than not. Significant deferred tax assets (liabilities) as of February 3, 2001 and January 29, 2000 were as follows:

                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Capitalized leases..........................................  $    350    $    442
Depreciation and amortization...............................   (16,833)    (14,814)
Vacation accrual............................................       297         296
Reserve for asset valuations................................       905         838
Insurance reserves not deductible for tax purposes..........       273         740
Income deferred for financial statement purposes............     3,557       3,828
Reserve for closed stores and renovations...................       297         221
Environmental reserves......................................      (805)       (503)
Tax credits and net operating loss carryforwards............    26,760      13,921
Other.......................................................       (49)         --
Valuation allowance.........................................   (14,752)       (209)
                                                              --------    --------
Net deferred tax asset......................................  $      0    $  4,760
                                                              ========    ========

At February 3, 2001, the Company's net deferred tax assets are fully offset by a valuation allowance. For financial reporting purposes in fiscal year 2001, the Company recorded a valuation allowance because of the uncertainty of realizing certain tax credits and loss carryforwards in the future. Realization of the net operating loss carryforwards and tax credits as of January 29, 2000 were dependent on the successful implementation of tax-planning strategies prior to the expiration of the operating loss carryforwards. Although realization was not assured, management believed it was more likely than not that the deferred tax asset would be realized at January 29, 2000.

As of February 3, 2001, the Company had alternative minimum tax credits aggregating $256,000 which carryforward indefinitely. For federal income tax purposes, these credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. In addition, the Company had $1,914,000 of targeted jobs credit carryforwards that expire, if unused, during fiscal years 2007 to 2011 and $338,000 of foreign tax credit carryforwards that expire, if unused, in fiscal years 2002 to 2006. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of February 3, 2001, the Company had a capital loss carryforward of $1,610,000 that will expire in fiscal year 2003. As of February 3, 2001, the Company had regular federal income tax net operating loss carryforwards of $57,007,000 which expire, if unused, during fiscal years 2011 to 2020 and net operating loss carryforwards for state income tax purposes of $68,897,000 which expire, if unused, during fiscal years 2002 to 2015.

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

In June 1986, the stockholders approved an Employee Stock Purchase Plan. The plan, as amended in September, 1996, provides that employees may purchase quarterly, through payroll deductions, up to 1,000 shares of Common Stock at 85% of the market value. Of the original 1,250,000 shares provided for under this plan, 963,005 shares remained available for issuance as of February 3, 2001.

As of February 3, 2001, January 29, 2000 and January 30,1999, the Company held 2,058,000 shares of Common Stock as treasury stock.

10.  STOCK OPTION PLANS AND GRANTS

In general, the Company's stock option plans provide for the granting of options to purchase the Company's shares at the market price of such shares as of the option grant date. The options generally have a ten year term and vest and become exercisable on a pro rata basis over four years.

In fiscal year 1996, and subsequently amended in fiscal year 1998, the Company adopted a Stock Option and Incentive Award Plan ("Award Plan") and a non-qualified Stock Option Plan for Outside Directors ("Outside Directors Plan"). The Award Plan provides for the granting of stock awards and options to employees up to a total of 1,150,000 shares of Common Stock. In fiscal years 2001, 2000 and 1999, the Company granted incentive stock options of 191,000, 246,000, and 271,844, respectively. As of February 3, 2001, the Company had available for grant under the Award Plan options to purchase 185,531 shares of Common Stock after considering the lapse of options previously granted. The Outside Directors Plan provides for the initial grant of an option to purchase 3,500 shares of the Company's Common Stock to each non-employee director and an annual grant of an option to purchase 3,500 shares. The maximum number of shares reserved for issuance under this plan, as amended, is 150,000. The Company granted 21,000 and 24,500 non-qualified stock options in fiscal years 2001 and 2000, respectively. As of February 3, 2001 the Company had available for grant under the Outside Directors Plan options to purchase 24,000 shares of Common Stock, after considering lapses.

During fiscal year 2001 the Company awarded, pursuant to the Award Plan, stock grants consisting of an aggregate of 43,000 shares of the Company's Common Stock. Compensation expense in the amount of $236,500 was recorded with respect to the shares awarded in fiscal year 2001. No shares were awarded in fiscal year 2000 or 1999.

The Company adopted Stock Option Plans in 1985 and 1990 providing for the granting of options to employees up to an aggregate of 226,875 shares of the former Class B Common Stock and 750,000 shares of the former Class A Common Stock. The Company granted incentive stock options pursuant to these Plans totaling 61,906 in fiscal year 1999. No options were granted from these plans in fiscal year 2001 or 2000. As of February 3, 2001 no further options are available for grant under either plan.

In addition to the stock options granted under the above plans, the Company granted 15,000 non-qualified stock options in fiscal year 1999, which are not part of a specific plan. The Company did not grant any stock options that are not part of a specific plan in fiscal years 2001 and 2000.

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

                                                              2001     2000     1999
                                                              -----    -----    -----
Risk-free interest rates....................................   6.38%    6.94%    5.73%
Expected dividend yield.....................................     --%      --%      --%
Expected volatility.........................................  43.06%   38.09%   40.12%
Expected life in years......................................   9.50     9.50     9.50

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                2001       2000       1999
                                                              --------    -------    ------
Net income (loss):
  As reported...............................................  $(29,451)   $(2,496)   $   25
  Pro forma.................................................  $(30,934)   $(2,545)   $ (243)
Net income (loss) per share:
  As reported...............................................  $  (5.96)   $ (0.51)   $ 0.01
  Pro forma.................................................  $  (6.26)   $ (0.52)   $(0.05)

The pro forma effect on net loss for fiscal years 2001, 2000 and 1999 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

A summary of the Company's stock option activity and related information for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, is as follows:

                                                                                WEIGHTED-AVERAGE
                                                                 OPTIONS         EXERCISE PRICE
                                                              --------------    ----------------
                                                              (IN THOUSANDS)
Outstanding as of January 31, 1998..........................        667              $3.95
Granted.....................................................        402               4.03
Exercised...................................................        (53)              2.80
Forfeited...................................................        (75)              5.03
                                                                  -----
Outstanding as of January 30,1999...........................        941               3.96
Granted.....................................................        271               3.21
Exercised...................................................        (21)              2.75
Forfeited...................................................        (73)              4.34
                                                                  -----
Outstanding as of January 29, 2000..........................      1,118               3.78
Granted.....................................................        229               2.78
Exercised...................................................        (49)              2.86
Forfeited...................................................       (109)              3.71
                                                                  -----
Outstanding as of February 3, 2001..........................      1,189               3.55
                                                                  =====

The weighted-average fair values of stock options granted during fiscal years 2001, 2000 and 1999 were $1.76, $1.93 and $4.20, respectively

The following table summarizes information about the Company's stock options outstanding as of February 3, 2001:

                                                                           WEIGHTED   WEIGHTED-AVERAGE
                                                                           AVERAGE       REMAINING
                    GRANT                        OPTIONS       OPTIONS     EXERCISE     CONTRACTUAL
                 PRICE RANGE                   OUTSTANDING   EXERCISABLE    PRICE       LIFE (YEARS)
                 -----------                   -----------   -----------   --------   ----------------
$2.75 to $3.28...............................     452,613      221,863      $2.85           7.1
$3.44 to $4.60...............................     658,137      394,262       3.85           6.7
$5.13 to $5.88...............................      78,000       71,750       5.68           5.4
                                                ---------      -------
          Total..............................   1,188,750      687,875
                                                =========      =======

11.  EMPLOYEE BENEFIT PLANS:

The Company provides benefits to qualified employees through a defined contribution profit sharing plan. Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. No discretionary contributions to this plan were made in fiscal years 2001, 2000 and 1999.

Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 50% of such contributions during fiscal years 2001 and 2000 and 25% during fiscal year 1999, up to 6% of the employees' annual compensation. Matching contributions from the Company for fiscal years 2001, 2000 and 1999 were $311,000, $320,000 and $252,000, respectively. The Company does not offer any additional post retirement and post-employment benefits to its employees.

In March 1998, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") to provide additional retirement benefits, payable in a lump sum, to certain executive officers. The SERP is an unfunded plan; however, the Company intends to use the cash surrender value of key life insurance policies purchased by the Company to fund its obligations under the plan. As of February 3, 2001 and January 29, 2000, cash surrender values of $431,203 and $284,847, respectively, were recorded as assets on the accompanying Consolidated Balance Sheets. As of February 3, 2001 and January 29, 2000 plan obligations of $232,882 and $182,590, respectively, were recorded as liabilities on the accompanying Consolidated Balance Sheets.

12.  COMMITMENTS AND CONTINGENCIES:

As of February 3, 2001, the Company was contingently liable for outstanding letters of credit amounting to $5,227,650.

The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from existing and previously operated retail gasoline facilities. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. In February 1997, the Company adopted SOP No. 96-1, "Environmental Remediation Liabilities," which provides guidance on specific accounting issues related to the recognition, measurement and disclosure of environmental remediation liabilities. These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year. As of February 3, 2001 and January 29, 2000, the Company had recorded an accrual of $8,707,000 and $6,045,000, respectively, for such costs. The Company is entitled to reimbursement of a portion of the above costs from various state environmental trust funds based upon compliance with the terms and conditions of such funds. As of February 3, 2001 and January 29, 2000, the Company had recorded a reimbursement receivable of $10,575,000 and $7,286,000, respectively. For the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, the Company recorded a provision for environmental expenses of $656,000, $474,000, and $98,000, respectively. At 14 locations, the Company either sold the location or removed the UST's at the unsold locations during fiscal year 2000. The Company remains responsible for specific known remediation requirements at these locations. These locations are included in the Company's remediation accrual as of February 3, 2001.

The Company is party to an agreement, through September 2005, which provides for the wholesale supply of various grocery items. Under the supply agreement, the Company is obligated to purchase annually a minimum amount of merchandise. Management believes that the annual purchase level is readily achievable over the term of the agreement. Prices to be charged by the supplier must be competitive.

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

In January 1999, the Company entered into an agreement with Coca-Cola USA Fountain to exclusively sell Coca-Cola fountain products in the Company's fountain centers. The agreement requires the purchase of a minimum quantity of fountain syrups. Management expects to meet the required level of purchases.

In March 1999, the Company signed an agreement with Procter & Gamble. The agreement calls for the Company to exclusively sell Millstone brand coffee blends through February 2004. The agreement requires the purchase of a minimum quantity of coffee. Management expects to meet the required level of purchases.

The Company is a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores"). The action is entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (U.S. District Court for the State of Connecticut). This action was commenced on April 17, 1997, by New England Dairies, Inc. ("NED") alleging that the Company committed an anticipatory breach of a supply agreement entered into between NED and the Company on April 25, 1995 ("the Agreement"), when the Company entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's complaint alleges lost profits in the amount of $3.7 million. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. Trial of this case was completed on December 7, 2000, and it is not known when the judge will issue his ruling. The Company has recognized no provision for any possible loss in the accompanying financial statements.

The Company was the plaintiff in an action commenced on April 20, 2000 entitled Dairy Mart Convenience Stores, Inc. v. RLI Insurance Group and RLI Insurance Company and RLI Corporation, Civil Action Number 5:00 CV 1043 (U.S. District Court for the Northern District of Ohio, Eastern Division), brought against RLI Insurance Group to recover $3.0 million under the Company's directors and officers excess liability insurance policy for legal fees incurred in the course of defending certain directors and officers of the Company in derivative litigation of Dairy Mart Convenience Stores, Inc.. The Company previously recorded the $3.0 million as a receivable. On November 28, 2000, the Company reached an agreement in principle with RLI Insurance Group to settle the litigation for $1.8 million. Accordingly, a reduction in accounts receivable and other costs related to this settlement was recognized in the amount of $1.3 million during fiscal year 2001 and was included in general and administrative expenses.

In the ordinary course of business, the Company is party to various other actions which the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which the Company currently is party will not have a material adverse effect upon its future results of operations or financial condition.

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION:

The Company's payment obligations under the Notes are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"). The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated, joint and several basis by each of the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, statements of operations, balance sheets and statements of cash flows for the Company ("Parent Company"), for the Guarantor Subsidiaries and for Financial Opportunities, Inc. ("FINOP"), the Company's non-guarantor subsidiary. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and are omitted accordingly.

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

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED FEBRUARY 3, 2001

                                 (IN THOUSANDS)

                                       PARENT      GUARANTOR
                                      COMPANY     SUBSIDIARIES    FINOP    ELIMINATIONS    CONSOLIDATED
                                      --------    ------------    -----    ------------    ------------
Revenues (including excise taxes of
  $42,054)..........................  $    220      $723,229      $222       $    --         $723,671
Cost of goods sold and expenses:
  Cost of goods sold................        --       576,042        --            --          576,042
  Operating and administrative
     expenses.......................       352       157,146        21            --          157,519
  Interest expense..................    13,408           533       242            --           14,183
                                      --------      --------      ----       -------         --------
                                        13,760       733,721       263            --          747,744
                                      --------      --------      ----       -------         --------
  Income (loss) before income taxes
     and equity in income of
     consolidated subsidiaries......   (13,540)      (10,492)      (41)           --          (24,073)
Benefit (provision) from income
  taxes.............................     6,228       (11,625)       19            --           (5,378)
                                      --------      --------      ----       -------         --------
  Income (loss) before equity in
     income of consolidated
     subsidiaries...................    (7,312)      (22,117)      (22)           --          (29,451)
Equity in income of consolidated
  subsidiaries......................   (22,139)          (22)       --        22,161               --
                                      --------      --------      ----       -------         --------
  Net income (loss).................  $(29,451)     $(22,139)     $(22)      $22,161         $(29,451)
                                      ========      ========      ====       =======         ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF FEBRUARY 3, 2001

                                 (IN THOUSANDS)

                                      PARENT      GUARANTOR
                                     COMPANY     SUBSIDIARIES    FINOP     ELIMINATIONS    CONSOLIDATED
                                     --------    ------------    ------    ------------    ------------
ASSETS
Current assets:
  Cash.............................  $  3,721      $  1,519      $  427     $      --        $  5,667
  Short-term investments...........        --            --       3,000            --           3,000
  Accounts and notes receivable,
     net...........................        60        12,546         856            --          13,462
  Inventory........................        --        24,424          --            --          24,424
  Prepaid expenses and other
     current assets................        66         3,546          --            --           3,612
  Deferred income taxes............                      --          --            --              --
                                     --------      --------      ------     ---------        --------
       Total current assets........     3,847        42,035       4,283            --          50,165
                                     --------      --------      ------     ---------        --------
Property and equipment, net........        --       111,448          --            --         111,448
Intangible assets, net.............        --        13,731          --            --          13,731
Other assets, net..................     1,809        12,921         643            --          15,373
Investment in and advances to
  subsidiaries.....................   118,966         1,699         244      (120,909)             --
                                     --------      --------      ------     ---------        --------
       Total assets................  $124,622      $181,834      $5,170     $(120,909)       $190,717
                                     ========      ========      ======     =========        ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Current maturities of long-term
     obligations...................  $  5,230      $    813      $   --     $      --        $  6,043
  Accounts payable.................    25,544        18,817          --            --          44,361
  Accrued expenses.................       599        15,213          23            --          15,835
  Accrued interest.................     3,564            --          74            --           3,638
                                     --------      --------      ------     ---------        --------
       Total current liabilities...    34,937        34,843          97            --          69,877
                                     --------      --------      ------     ---------        --------
Long-term obligations, less current
  portion above....................   111,957        14,470       3,130            --         129,557
Other liabilities..................        --        13,555          --            --          13,555
Stockholders' equity...............   (22,272)      118,966       1,943      (120,909)        (22,272)
                                     --------      --------      ------     ---------        --------
       Total liabilities and
          stockholders' equity.....  $124,622      $181,834      $5,170     $(120,909)       $190,717
                                     ========      ========      ======     =========        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED FEBRUARY 3, 2001

                                 (IN THOUSANDS)

                                         PARENT     GUARANTOR
                                        COMPANY    SUBSIDIARIES    FINOP    ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -------   ------------   ------------
Net cash provided by (used in)
  operating activities................  $(13,310)    $13,291      $   332       $--          $    313
Cash flows from investing activities:
  Purchase of and change in short-term
     investments......................        --         155       (3,000)       --            (2,845)
  Purchase of property and
     equipment........................        --     (17,398)          --        --           (17,398)
  Proceeds from sale of property,
     equipment and assets held for
     sale.............................        --       5,350           --        --             5,350
  Investment in and advances to
     subsidiaries.....................     8,515      (8,572)          57        --                --
  Increase in long-term notes
     receivable.......................        --          --           --        --                --
  Proceeds from collection of
     long-term notes receivable.......        --          --           --        --                --
  Decrease in intangibles and other
     assets...........................        --          --           --        --                --
                                        --------     -------      -------       ---          --------
Net cash used in investing
  activities..........................     8,515     (20,465)      (2,943)       --           (14,893)
                                        --------     -------      -------       ---          --------
  Borrowings of long term
     obligations......................        --       5,607           --        --             5,607
  Increase in revolving loan, net.....    10,030          --           --        --            10,030
  Repayment of long-term
     obligations......................    (2,030)     (1,372)          --        --            (3,402)
  Issuance of Common Stock............       310          --                     --               310
                                        --------     -------      -------       ---          --------
Net cash used in financing
  activities..........................     8,310       4,235           --        --            12,545
                                        --------     -------      -------       ---          --------
Decrease in cash......................     3,515      (2,939)      (2,611)       --            (2,035)
Cash at beginning of year.............       206       4,458        3,038        --             7,702
                                        --------     -------      -------       ---          --------
Cash at end of year...................  $  3,721     $ 1,519      $   427       $--          $  5,667
                                        ========     =======      =======       ===          ========
Supplemental disclosures:
Cash (paid) refunded during the
  year --
  Interest............................  $(13,264)    $  (529)     $  (242)       --          $(14,035)
  Income taxes refunded...............       139          --           --        --               139

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED JANUARY 29, 2000

                                 (IN THOUSANDS)

                                     PARENT      GUARANTOR
                                    COMPANY     SUBSIDIARIES    FINOP    ELIMINATIONS    CONSOLIDATED
                                    --------    ------------    -----    ------------    ------------
Revenues (including excise taxes
  of $34,865).....................  $    444    $    587,766    $341       $    --         $588,551
Cost of goods sold and expenses:
  Cost of goods sold..............        --         443,559      --            --          443,559
  Operating and administrative
     expenses.....................       297         136,750      22            --          137,069
  Interest expense................     9,848           1,492     243            --           11,583
                                    --------    ------------    ----       -------         --------
                                      10,145         581,801     265            --          592,211
                                    --------    ------------    ----       -------         --------
  Income (loss) before income
     taxes and equity in income
     (loss) of consolidated
     subsidiaries.................    (9,701)          5,965      76            --           (3,660)
Benefit (provision) from income
  taxes...........................      (769)          1,963     (30)           --            1,164
                                    --------    ------------    ----       -------         --------
  Income (loss) before equity in
     income(loss) of consolidated
     subsidiaries.................   (10,470)          7,928      46            --           (2,496)
Equity in income of consolidated
  subsidiaries....................     7,974              46      --        (8,020)              --
                                    --------    ------------    ----       -------         --------
     Net income (loss)............  $ (2,496)   $      7,974    $ 46       $(8,020)        $ (2,496)
                                    ========    ============    ====       =======         ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF JANUARY 29, 2000

                                 (IN THOUSANDS)

                                      PARENT      GUARANTOR
                                     COMPANY     SUBSIDIARIES    FINOP     ELIMINATIONS    CONSOLIDATED
                                     --------    ------------    ------    ------------    ------------
ASSETS
Current assets:
  Cash.............................  $    206      $  4,458      $3,038     $      --        $  7,702
  Short-term investments...........        --           155          --            --             155
  Accounts and notes receivable,
     net...........................     3,526        16,199         774            --          20,499
  Inventory........................        --        34,804          --            --          34,804
  Prepaid expenses and other
     current assets................        71         1,633          --            --           1,704
  Deferred income taxes............        --         2,393          --            --           2,393
                                     --------      --------      ------     ---------        --------
          Total current assets.....     3,803        59,642       3,812            --          67,257
                                     --------      --------      ------     ---------        --------
Property and equipment, net........        --       113,338          --            --         113,338
Intangible assets, net.............        --        14,582          --            --          14,582
Other assets, net..................     1,820        11,735       1,067            --          14,622
Investment in and advances to
  subsidiaries.....................   140,164         1,638         301      (142,103)             --
                                     --------      --------      ------     ---------        --------
          Total assets.............  $145,787      $200,935      $5,180     $(142,103)       $209,799
                                     ========      ========      ======     =========        ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Current maturities of long-term
     obligations...................  $  2,008      $  1,083      $   --     $      --        $  3,091
  Accounts payable.................    28,056        22,860          --            --          50,916
  Accrued expenses.................       119        11,493          39            --          11,651
  Accrued interest.................     3,417             1          72            --           3,490
                                     --------      --------      ------     ---------        --------
          Total current
            liabilities............    33,600        35,437         111            --          69,148
                                     --------      --------      ------     ---------        --------
Long-term obligations, less current
  portion above....................   105,318        11,596       3,130            --         120,044
Other liabilities..................        --        13,738          --            --          13,738
Stockholders' equity...............     6,869       140,164       1,939      (142,103)          6,869
                                     --------      --------      ------     ---------        --------
          Total liabilities and
            stockholders' equity...  $145,787      $200,935      $5,180     $(142,103)       $209,799
                                     ========      ========      ======     =========        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED JANUARY 29, 2000
                                 (IN THOUSANDS)

                                          PARENT     GUARANTOR
                                         COMPANY    SUBSIDIARIES   FINOP    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------   ------------   ------------
Net cash provided by (used in)
  operating activities................   $ (3,746)    $10,141      $  420     $    --        $  6,815
Cash flows from investing activities:
  Purchase of and change in short-term
     investments......................         --         (14)      2,583          --           2,569
  Purchase of property and
     equipment........................     (1,859)    (40,019)         --          --         (41,878)
  Proceeds from sale of property,
     equipment and assets held for
     sale.............................         --      22,254          --          --          22,254
  Investment in and advances to
     subsidiaries.....................      2,575      (2,610)         35          --              --
                                         --------     -------      ------     -------        --------
Net cash (used in) provided by
  investing activities................        716     (20,389)      2,618          --         (17,055)
                                         --------     -------      ------     -------        --------
Cash flows from financing activities:
  Borrowings on revolving loan, net...      4,096          --          --          --           4,096
  Borrowings of long-term
     obligations......................      1,859      13,023          --          --          14,882
  Repayment of long-term
     obligations......................     (3,346)     (1,165)         --                      (4,511)
  Issuance of Common Stock............        108          --          --          --             108
                                         --------     -------      ------     -------        --------
Net cash provided by (used in)
  financing activities................      2,717      11,858          --          --          14,575
                                         --------     -------      ------     -------        --------
Increase (decrease) in cash...........       (313)      1,610       3,038          --           4,335
Cash at beginning of year.............        519       2,848          --          --           3,367
                                         --------     -------      ------     -------        --------
Cash at end of year...................   $    206     $ 4,458      $3,038     $    --        $  7,702
                                         ========     =======      ======     =======        ========
Supplemental disclosures:
Cash (paid) refunded during the
  year --
  Interest............................   $(10,070)    $(1,493)     $ (243)         --        $(11,806)
  Income taxes refunded...............        119          --          --          --             119

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED JANUARY 30, 1999

                                 (IN THOUSANDS)

                                           PARENT     GUARANTOR
                                          COMPANY    SUBSIDIARIES   FINOP   ELIMINATIONS   CONSOLIDATED
                                          --------   ------------   -----   ------------   ------------
Revenues (including excise taxes of
  $31,265)..............................  $    155     $481,021     $422      $    --       $ 481,598
Cost of goods sold and expenses:
  Cost of goods sold....................        --      344,079       --           --         344,079
  Operating and administrative
     expenses...........................       276      126,240       22           --         126,538
  Interest expense......................     9,749          752      305           --          10,806
                                          --------     --------     -----     -------       ---------
                                            10,025      471,071      327           --         481,423
                                          --------     --------     -----     -------       ---------
  Income (loss) before income taxes and
     equity in income of consolidated
     subsidiaries.......................    (9,870)       9,950       95           --             175
Benefit (provision) from income taxes...     4,342       (4,454)     (38)          --            (150)
                                          --------     --------     -----     -------       ---------
  Income (loss) before equity in income
     of consolidated subsidiaries.......    (5,528)       5,496       57           --              25
Equity in income of consolidated
  subsidiaries..........................     5,553           57       --       (5,610)             --
                                          --------     --------     -----     -------       ---------
  Net income............................  $     25     $  5,553     $ 57      $(5,610)      $      25
                                          ========     ========     =====     =======       =========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF JANUARY 30, 1999

                                 (IN THOUSANDS)

                                          PARENT     GUARANTOR
                                         COMPANY    SUBSIDIARIES   FINOP    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------   ------------   ------------
ASSETS
Current assets:
  Cash.................................  $    519     $  2,848     $   --    $      --       $  3,367
  Short-term investments...............       138            3      2,583           --          2,724
  Accounts and notes receivable, net...     1,327       13,093      1,121           --         15,541
  Inventory............................        --       24,293         --           --         24,293
  Prepaid expenses and other current
     assets............................        --        2,324         --           --          2,324
  Deferred income taxes................        --        1,520         --           --          1,520
                                         --------     --------     ------    ---------       --------
          Total current assets.........     1,984       44,081      3,704           --         49,769
                                         --------     --------     ------    ---------       --------
Property and equipment, net............        --      105,156         --           --        105,156
Intangible assets, net.................        --       15,452         --           --         15,452
Other assets, net......................     1,689       11,271      1,134       (3,140)        10,954
Investment in and advances to
  subsidiaries.........................   140,880        1,602        290     (142,772)            --
                                         --------     --------     ------    ---------       --------
          Total assets.................  $144,553     $177,562     $5,128    $(145,912)      $181,331
                                         ========     ========     ======    =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     obligations.......................  $  3,807     $    249     $   --    $      --       $  4,056
  Accounts payable.....................    23,776       11,885         24           --         35,685
  Accrued expenses.....................       183       15,186          9           --         15,378
  Accrued income taxes.................     2,593           --         --       (2,593)            --
  Accrued interest.....................     3,641           (1)        73           --          3,713
                                         --------     --------     ------    ---------       --------
          Total current liabilities....    34,000       27,319        106       (2,593)        58,832
                                         --------     --------     ------    ---------       --------
Long-term obligations, less current
  portion above........................   100,749          572      3,130           --        104,451
Other liabilities......................       547        8,791         --         (547)         8,791
Stockholders' equity...................     9,257      140,880      1,892     (142,772)         9,257
                                         --------     --------     ------    ---------       --------
          Total liabilities and
            stockholders' equity.......  $144,553     $177,562     $5,128    $(145,912)      $181,331
                                         ========     ========     ======    =========       ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED JANUARY 30, 1999

                                 (IN THOUSANDS)

                                         PARENT     GUARANTOR
                                        COMPANY    SUBSIDIARIES    FINOP    ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -------   ------------   ------------
Net cash provided by (used in)
  operating activities................  $  6,773     $  5,055     $    73       $--          $ 11,901
Cash flows from investing activities:
  Purchase of and change in short-term
     investments......................      (138)          --       1,043        --               905
  Purchase of property and
     equipment........................        --      (52,398)         --        --           (52,398)
  Proceeds from sale of property,
     equipment and assets held for
     sale.............................        --       30,760          --        --            30,760
  Investment in and advances to
     subsidiaries.....................   (15,909)      15,909          --        --                --
                                        --------     --------     -------       ---          --------
Net cash (used in) provided by
  investing activities................   (16,047)      (5,729)      1,043        --           (20,733)
                                        --------     --------     -------       ---          --------
Cash flows from financing activities:
  Increase in revolving loan, net.....    10,200           --          --        --            10,200
  Repayment of long-term
     obligations......................      (651)        (300)     (1,100)                     (2,051)
  Payment of dividend.................        --          250        (250)       --                --
  Issuance of Common Stock............       244           --          --        --               244
                                        --------     --------     -------       ---          --------
Net cash provided by (used in)
  financing activities................     9,793          (50)     (1,350)       --             8,393
                                        --------     --------     -------       ---          --------
Increase (decrease) in cash...........       519         (724)       (234)       --              (439)
Cash at beginning of year.............        --        3,572         234        --             3,806
                                        --------     --------     -------       ---          --------
Cash at end of year...................  $    519     $  2,848     $    --       $--          $  3,367
                                        ========     ========     =======       ===          ========
Supplemental disclosures:
Cash (paid) refunded during the year -
  Interest............................  $ (9,876)    $   (435)    $  (350)       --          $(10,661)
  Income taxes refunded...............       381           --          --        --               381

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

14.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Quarterly financial information is as follows:

                                                              FISCAL QUARTER ENDED
                                                             -----------------------
                                                APRIL 29,    JULY 29,    OCTOBER 28,    FEBRUARY 3,
      FISCAL YEAR ENDED FEBRUARY 3, 2001          2000         2000         2000           2001
      ----------------------------------        ---------    --------    -----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................  $172,934     $195,810     $180,723       $174,204
Gross profit..................................    35,523       41,867       36,447         33,792
Net income (loss).............................    (2,881)          94       (4,148)       (22,516)
Basic earnings (loss) per share...............      (.60)        (.02)        (.83)         (4.51)
Diluted earnings (loss) per share.............      (.60)        (.02)        (.83)         (4.51)

                                                               FISCAL QUARTER ENDED
                                                --------------------------------------------------
                                                 MAY 1,     JULY 31,    OCTOBER 30,    JANUARY 29,
      FISCAL YEAR ENDED JANUARY 29, 2000          1999        1999         1999           2000
      ----------------------------------        --------    --------    -----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................  $126,262    $155,550     $156,424       $150,285
Gross profit..................................    33,339      38,471       38,286         34,896
Net income (loss).............................        95       1,158          511         (4,260)
Basic earnings (loss) per share(1)............      0.02        0.24         0.11          (0.88)
Diluted earnings (loss) per share(1)..........      0.02        0.23         0.10          (0.88)

---------------

(1) Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum does not equal the total year earnings per share for diluted earnings per share in fiscal years 2001 and 2000.

15.  OPERATING SEGMENT

The Company operates in one segment based on the criteria established by SFAS
131. That segment is the operating and franchising of convenience food stores. Revenues from external customers are derived primarily from three major categories -- merchandise, gasoline and food service. The Company's merchandise sales are comprised of groceries, beverages, beer/wine, tobacco products, dairy products, candy/snacks, non-food merchandise and services. Services include lottery, ATMs and money orders. Food service sales are comprised of fountain, coffee, fresh made sandwiches, deli products and branded quick serve restaurant sales such as Mr. Hero(R), Taco Bell(R), and Subway(R).

The Company does not rely on any major customers as a source of revenue. Excluding license royalties, the Company's operations are concentrated in seven states in the Midwest and Southeastern part of the United States.

16.  SUBSEQUENT EVENTS

On March 15, 2001, the Company executed a merger agreement (the "Merger Agreement") pursuant to which DM Acquisition Corp. agreed to acquire the Company in a cash merger for $4.50 per share. DM Acquisition Corp. is controlled by Robert B. Stein, Jr., the Chairman, President and Chief Executive Officer of the Company. The Merger Agreement provides that DM Acquisition Corp. will be merged with and into the Company and that each share of the Company's Common Stock outstanding immediately prior to the merger, other than those owned by Mr. Stein and his affiliates, will be converted into the right to receive $4.50 per share in cash. The Company's board of directors, based on the unanimous recommendation of a special committee of independent directors, has approved the transaction and recommended that the Company's stockholders approve the transaction. In connection with the merger, the Company will solicit its senior subordinated noteholders to exchange their subordinated notes of the Company and receive, for each $10,000 in principal amount of the old notes, $3,870 in principal amount of new notes of the Company, $6,191.30 in cash and a warrant to purchase Common Stock of the Company, which will not be exercisable until after the completion of the merger. The Company has entered into an exchange and voting agreement pursuant to which holders of approximately 70% of the senior subordinated notes have agreed to participate in the exchange. The Merger Agreement is subject to customary conditions, including completion of necessary financing arrangements and approval of holders of a majority (excluding those shares held by persons who will have an interest in the buyout entity) of the shares of the Company's Common Stock voting at a special meeting. If the merger is completed, the Company will no longer be a public company. There can be no assurance, however, that the Company or DM Acquisition Corp. will be able to complete the merger.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Dairy Mart Convenience Stores,
Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated May 3, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     /s/ ARTHUR ANDERSEN LLP
                                     -------------------------------------------
                                     ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 7, 2001

SCHEDULE II

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                               VALUATION ACCOUNTS

              COLUMN A                   COLUMN B            COLUMN C            COLUMN D      COLUMN E
-------------------------------------  ------------   -----------------------   -----------   ----------
                                                             ADDITIONS          DEDUCTIONS
                                                      -----------------------   -----------
                                        BALANCE AT    CHARGED TO                              BALANCE AT
                                       BEGINNING OF   COSTS AND    OTHER AND     ACCOUNTS       END OF
             DESCRIPTION                  PERIOD       EXPENSES    RECOVERIES   WRITTEN-OFF     PERIOD
             -----------               ------------   ----------   ----------   -----------   ----------
Reserve for Doubtful Accounts:
Fiscal Year Ended January 30, 1999...   2,240,638      421,905      --           (588,436)    2,074,107
Fiscal Year Ended January 29, 2000...   2,074,107      262,101      --           (272,869)    2,063,339
Fiscal Year Ended February 3, 2001...   2,063,339      832,284      --           (594,289)    2,301,334