Form 10-Q
period 2001-05-05
DAIRY MART CONVENIENCE STORES INC
filed 2001-06-19
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
           SHARES OF COMMON STOCK OUTSTANDING JUNE 6, 2001 - 5,004,592

                          PART I. FINANCIAL INFORMATION

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  FOR THE FIRST FISCAL
                                                                      QUARTER ENDED
                                                                      -------------

                                                                  MAY 5,       APRIL 29 ,
                                                                   2001           2000
                                                                   ----           ----

Revenues.....................................................   $  161,737  $     172,934
Cost of goods sold and expenses:
   Cost of goods sold........................................      127,921        137,411
   Operating and administrative expenses.....................       37,425         37,736
   Interest expense..........................................        3,974          3,126
                                                                ----------  -------------
                                                                   169,320        178,273

Income (loss) before incomes taxes...........................       (7,583)        (5,339)
Benefit from (provision for) income taxes....................         (150)         2,458
                                                                ----------- -------------
Net income (loss)............................................   $   (7,733) $      (2,881)
                                                                =========== =============

Earnings (loss) per share - Basic............................   $    (1.55) $       (0.59)
Earnings (loss) per share - Diluted..........................   $    (1.55) $       (0.59)

   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           MAY 5,            FEBRUARY 3,
                                                                                            2001                2001
                                                                                            ----                ----
  ASSETS
   Current assets:
      Cash.....................................................................        $        7,048    $        5,667
      Short-term investments...................................................                 3,388             3,000
      Accounts and notes receivable, net.......................................                13,208            13,462
      Inventory................................................................                25,269            24,424
      Prepaid expenses and other current assets................................                 4,007             3,612
                                                                                       --------------    --------------
        Total current assets...................................................                52,920            50,165
   Property and equipment, net.................................................               109,141           111,448
   Intangible assets, net......................................................                13,547            13,731
   Other assets, net...........................................................                15,132            15,373
                                                                                       --------------    --------------
Total assets...................................................................        $      190,740    $      190,717
                                                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term obligations..............................        $        7,287    $        6,043
      Accounts payable.........................................................                45,724            44,361
      Accrued expenses.........................................................                16,310            15,835
      Accrued interest.........................................................                 1,506             3,638
                                                                                       --------------    --------------
        Total current liabilities..............................................                70,827            69,877
   Long- term obligations, less current portion above..........................               127,442           129,557
   Other liabilities...........................................................                22,468            13,555
                                                                                       --------------    --------------
        Total liabilities......................................................               220,737           212,989
                                                                                       --------------    --------------
   Stockholders' equity:
      Common stock.............................................................                    71                70
      Paid-in capital..........................................................                32,423            32,416
      Retained deficit.........................................................               (47,486)          (39,753)
      Treasury stock, at cost..................................................               (15,005)          (15,005)
                                                                                       ---------------   ---------------
        Total stockholders' deficit............................................               (29,997)          (22,272)
                                                                                       ---------------   ---------------
Total liabilities and stockholders' deficit....................................        $      190,740    $      190,717
                                                                                       ==============    ==============


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          FOR THE FIRST FISCAL QUARTER ENDED
                                                                                                MAY 5,           APRIL 29,
                                                                                                2001               2000
                                                                                                ----               ----
Cash flows from operating activities:
   Net income (loss)...........................................................        $       (7,733)   $       (2,881)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization............................................                 3,717             3,525
      Deferred income taxes....................................................                    61            (3,373)
      Loss  on disposition of properties, net..................................                    39                10
      Net change in assets and liabilities:
        Accounts and notes receivable..........................................                   282             2,362
        Inventory..............................................................                  (845)            2,795
        Accounts payable.......................................................                 1,363            (1,235)
        Accrued interest.......................................................                (2,132)           (1,849)
        Other assets and liabilities, net......................................                 9,044               317
                                                                                       --------------    --------------
Net cash provided by (used in) operating activities............................                 3,796              (329)
                                                                                       --------------    ---------------
Cash flows used for investing activities:
   Purchase of short-term investments..........................................                  (388)           (2,832)
   Purchase of property and equipment..........................................                (1,469)           (8,462)
   Proceeds from sale of property and equipment................................                   374             3,640
                                                                                       --------------    --------------
Net cash (used for) investing activities.......................................                (1,483)           (7,654)
                                                                                       ---------------   ---------------
Cash flows from financing activities:
   Borrowings on revolving loan, net...........................................                    (4)            6,148
   Borrowings of long-term obligations.........................................                    --               600
   Repayment of long-term obligations..........................................                  (928)             (717)
   Issuance of Common Stock....................................................                    --                12
                                                                                       --------------    --------------
Net cash (used for) provided from financing activities.........................                  (932)            6,043
                                                                                       ---------------   --------------
Increase (decrease) in cash....................................................                 1,381            (1,940)
Cash at beginning of fiscal year...............................................                 5,667             7,702
                                                                                       --------------    --------------
Cash at end of first fiscal quarter............................................        $        7,048    $        5,762
                                                                                       ==============    ==============

Supplemental disclosures:
   Interest paid ..............................................................        $        6,103    $        5,094
   Income Taxes Refunded ......................................................        $           --    $           78


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 5, 2001
                                   (UNAUDITED)

The unaudited consolidated financial statements for Dairy Mart Convenience Stores, Inc. and Subsidiaries ("Dairy Mart" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended February 3, 2001.

1.       ACCOUNTING POLICIES

The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the February 3, 2001 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.       CHANGES IN CAPITAL ACCOUNTS

An analysis of the capital stock accounts for the first fiscal quarter ended May 5, 2001 follows:


                                               COMMON STOCK ISSUED                                   PAID-IN CAPITAL IN
                                                        AT                                                EXCESS OF
                                                  $.01 PAR VALUE                 AMOUNT                   PAR VALUE
                                             --------------------------    --------------------    -----------------------

    Balance February 3, 2001                         7,059,205                   $70,583                $32,415,823
    Employee stock purchase plan                         2,566                        26                      6,780
    Stock options exercised                              -                          -                        -
    Stock awards                                         -                          -                        -
                                             --------------------------    --------------------    -----------------------
    Balance May 5, 2001                              7,061,771                   $70,609                $32,422,603
                                             --------------------------    --------------------    -----------------------


As of May 5, 2001, there were 2,057,178 shares of Common Stock held as treasury stock at an aggregate cost of $15,004,847, leaving 5,004,593 shares outstanding.

3.       EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share was 5,002,882 and 4,895,594 for the first fiscal quarter ended May 5, 2001 and April 29, 2000, respectively. The weighted average number of shares used in the calculation of diluted earnings per share was 5,002,882 and 4,895,594 for the first fiscal quarter ended May 5, 2001 and April 29, 2000, respectively.

4.       SEASONALITY

The results of operations for the first fiscal quarter ended May 5, 2001 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and gross profits during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

5.       IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

On December 31, 200, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." These statements, which establish the accounting and financial reporting requirements for derivative instruments, require companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE FIRST FISCAL QUARTER ENDED MAY 5, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       PARENT         GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------

Revenues...........................................  $          2  $    161,513   $      222    $       -    $   161,737
Cost of goods sold and expenses:
   Cost of goods sold..............................             -       127,921            -            -        127,921
   Operating and administrative expenses ..........            89        37,315           21            -         37,425
   Interest expense................................         3,910            28           36            -          3,974
                                                     ------------  ------------   ----------    ---------    -----------
                                                            3,999       165,264           57            -        169,320
                                                     ------------  ------------   ----------    ---------    -----------
   Loss before income taxes
      and equity in income (loss) of
      consolidated subsidiaries....................        (3,997)       (3,751)         165            -         (7,583)
      Benefit from (provision for) income taxes....             -          (150)           -            -           (150)
                                                     ------------  -------------  ----------    ---------    ------------
Income (loss) before equity in
   income (loss) of consolidated subsidiaries......        (3,997)       (3,901)         165            -         (7,733)
Equity in income (loss) of consolidated
   subsidiaries....................................        (3,736)          165            -        3,571              -
                                                     ------------- ------------   ----------    ---------    -----------
      Net income (loss) ...........................  $     (7,733) $     (3,736)  $      165    $   3,571    $    (7,733)
                                                     ============= =============  ==========    =========    ============

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                AS OF MAY 5, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       PARENT         GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------
ASSETS

Current assets:
   Cash .......................................  $     1,731    $     4,832    $     485         $      -    $     7,048
   Short-term investments......................            -            452        2,936                -          3,388
   Accounts and notes receivable, net..........           13         12,409          786                -         13,208
   Inventory...................................            -         25,269            -                -         25,269
   Prepaid expenses and other current assets...           44          3,963            -                -          4,007
                                                 -----------    -----------    ---------    -------------    -----------
        Total current assets...................        1,788         46,925        4,207                -         52,920
Property and equipment, net....................            -        109,141            -                -        109,141
Intangible assets, net.........................            -         13,547            -                -         13,547
Other assets, net..............................        1,720         12,771          641                -         15,132
Investment in and (advances to) subsidiaries...      112,026          1,745          248         (114,019)             -
                                                 -----------    -----------    ---------       -----------   -----------
Total assets...................................  $   115,534    $   184,129    $   5,096       $ (114,019)   $   190,740
                                                 ===========    ===========    =========       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current maturities of long-term
      obligations..............................  $     6,338    $       949    $       -         $       -   $     7,287
   Accounts payable............................       25,809         19,915            -                 -        45,724
   Accrued expenses............................          755         15,536           19                 -        16,310
   Accrued interest............................        1,371              -          135                 -         1,506
                                                 -----------    -----------    ---------       -----------   -----------
      Total current liabilities................       34,273         36,400          154                 -        70,827
Long-term obligations, less
   current portion above.......................      111,258         13,054        3,130                 -       127,442
Other liabilities..............................            -         22,468            -                 -        22,468
Stockholders' equity (deficit).................      (29,997)       112,207        1,812          (114,019)      (29,997)
                                                 -----------    -----------    ---------       ------------  -----------
Total liabilities and stockholders
   equity (deficit)............................  $   115,534    $   184,129    $   5,096       $  (114,019)  $   190,740
                                                 ===========    ===========    =========       ============  ===========

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE FIRST FISCAL QUARTER ENDED MAY 5, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       PARENT         GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------
Net cash (used in) provided by
   operating activities........................    $    (6,875)  $      10,555  $       116     $        -   $     3,796
                                                   ------------  -------------  -----------     ----------   -----------
Cash flows from investing activities:
   Purchase of and change in short-term
      investments..............................              -            (452)          64             -           (388)
   Purchase of property and equipment..........              -          (1,469)           -              -        (1,469)
   Net proceeds from sale of property,
      equipment and assets held for sale.......              -             374            -              -           374
   Investment in and (advances to)
       subsidiaries............................          5,278          (5,156)        (122)             -             -
                                                   -----------   -------------   -----------    ----------   -----------
   Net cash (used in) provided by
      investing activities.....................          5,278          (6,703)         (58)             -        (1,483)
                                                   -----------   -------------- ------------    ----------   ------------
Cash flows from financing activities:
   Increase in revolving loan, net.............              -              (4)           -              -            (4)
   Borrowings of long term obligations.........              -               -            -              -             -
Repayment of long-term obligations.............           (400)           (528)           -              -          (928)
   Issuance of common stock....................              7              (7)           -              -             -
                                                   -----------   -------------- -----------     ----------   -----------
Net cash provided by
    financing activities.......................           (393)           (539)           -              -          (932)
                                                   ------------  -------------- -----------     ----------   ------------
Increase (decrease) in cash....................         (1,990)          3,313           58              -         1,381
Cash at beginning of fiscal year...............          3,721           1,519          427              -         5,667
                                                   -----------   -------------  -----------     ----------   -----------
Cash at end of first fiscal quarter............    $     1,731   $       4,832  $       485     $        -   $     7,048
                                                   ===========   =============  ===========     ==========   ===========

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE FIRST FISCAL QUARTER ENDED APRIL 29, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         PARENT       GUARANTOR
                                                         COMPANY    SUBSIDIARIES      FINOP   ELIMINATIONS   CONSOLIDATED
                                                         -------    ------------      -----   ------------   ------------

Revenues...........................................  $        120  $    172,763   $       51    $       -    $   172,934
Cost of goods sold and expenses:
   Cost of goods sold..............................             -       137,411            -            -        137,411
   Operating and administrative expenses ..........            85        37,645            6            -         37,736
   Interest expense................................         2,676           389           61            -          3,126
                                                     ------------  ------------   ----------    ---------    -----------
                                                            2,761       175,445           67            -        178,273
                                                     ------------  ------------   ----------    ---------    -----------
   Income (loss) before income taxes
      and equity in income (loss) of
      consolidated subsidiaries....................        (2,641)       (2,682)         (16)           -         (5,339)
Benefit from (provision for)
   income taxes....................................        (1,215)        3,680           (7)           -          2,458
                                                     ------------- ------------   ----------    ---------    -----------
Income (loss) before equity in
   income (loss) of consolidated subsidiaries......        (3,856)          998          (23)           -         (2,881)
Equity in income (loss) of consolidated
   subsidiaries....................................           975           (23)           -         (952)             -
                                                     ------------  -------------  ----------    ----------   -----------
      Net income  (loss)...........................  $     (2,881) $        975   $      (23)   $    (952)   $    (2,881)
                                                     ============= ============   ==========    ==========   ============

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                             AS OF FEBRUARY 3, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       PARENT         GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------
ASSETS

Current assets:
   Cash .......................................    $     3,721   $       1,519  $       427  $           -   $     5,667
   Short-term investments......................              -               -        3,000              -         3,000
   Accounts and notes receivable, net..........             60          12,546          856              -        13,462
   Inventory...................................              -          24,424            -              -        24,424
   Prepaid expenses and other current assets...             66           3,546            -              -         3,612
                                                   -----------   -------------  -----------  -------------   -----------
      Total current assets.....................          3,847          42,035        4,283              -        50,165
Property and equipment, net....................              -         111,448            -              -       111,448
Intangible assets, net.........................              -          13,731            -              -        13,731
Other assets, net..............................          1,809          12,921          643              -        15,373
Investment in and (advances to)
   subsidiaries................................        118,966           1,699          244      (120,909)             -
                                                   -----------   -------------  -----------  -------------   -----------
Total assets...................................    $   124,622   $     181,834  $     5,170  $   (120,909)   $   190,717
                                                   ===========   =============  ===========  =============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of
      long-term obligations....................    $     5,230   $         813  $         -  $           -   $     6,043
   Accounts payable............................         25,544          18,817            -              -        44,361
   Accrued expenses............................            599          15,213           23              -        15,835
   Accrued interest............................          3,564               -           74              -         3,638
                                                   -----------   -------------  -----------  -------------   -----------
      Total current liabilities................         34,937          34,843           97              -        69,877
Long-term obligations, less
   current portion above.......................        111,957          14,470        3,130              -       129,557
Other liabilities..............................              -          13,555            -              -        13,555
Stockholders' equity (deficit).................        (22,272)        118,966        1,943      (120,909)       (22,272)
                                                   ------------  -------------  -----------  -------------   ------------
Total liabilities and

   stockholders' equity (deficit)..............    $   124,622   $     181,834  $     5,170  $   (120,909)   $   190,717
                                                   ===========   =============  ===========  =============   ===========

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                FOR THE FIRST FISCAL QUARTER ENDED APRIL 29, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       PARENT         GUARANTOR
                                                       COMPANY      SUBSIDIARIES   FINOP      ELIMINATIONS   CONSOLIDATED
                                                       -------      ------------   -----      ------------   ------------
Net cash (used in) provided by
   operating activities........................    $    (7,797)  $       7,391  $        77     $        -   $      (329)
Cash flows from investing activities:
   Purchase of and change in short-term
      investments..............................              -             128       (2,960)                      (2,832)
   Purchase of property and equipment..........              -          (8,462)           -              -        (8,462)
   Proceeds from sale of property
      and equipment ...........................              -           3,640            -              -         3,640
   Investment in and (advances to)
      subsidiaries.............................          4,886          (4,731)        (155)             -             -
                                                   -----------   -------------- ------------    ----------   -----------
Net cash provided by (used in)
      investing activities.....................          4,886          (9,425)      (3,115)             -        (7,654)
                                                   -----------   -------------- ------------    ----------   ------------
Cash flows from financing activities:
   Borrowings on revolving loan, net...........          6,148               -            -              -         6,148
   Borrowings of long-term obligations............           -             600            -              -           600
   Repayment of long-term obligations.............        (324)           (393)           -              -          (717)
   Issuance of Common Stock.......................          12               -            -              -            12
                                                   -----------   -------------  -----------     ----------   -----------
Net cash provided by
    financing activities.......................          5,836             207            -              -         6,043
                                                   -----------   -------------  -----------     ----------   -----------
(Decrease) increase in cash....................          2,925          (1,827)      (3,038)             -        (1,940)
Cash at beginning of fiscal year...............            206           4,458        3,038              -         7,702
                                                   -----------   -------------  -----------     ----------   -----------
Cash at end of first fiscal quarter............    $     3,131   $       2,631  $         -     $        -   $     5,762
                                                   ===========   =============  ===========     ==========   ===========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
================================================================================
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

FIRST QUARTER FISCAL YEAR 2002 RESULTS COMPARED TO FIRST QUARTER FISCAL YEAR 2001 RESULTS


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FOR THE FIRST FISCAL
                                                               QUARTER ENDED
                                                               -------------

                                                            MAY 5,        APRIL 29 ,
                                                             2001            2000
                                                             -----           ----

Revenues..........................................      $  161,737        $  172,934
Cost of goods sold and expenses:
   Cost of goods sold.............................         127,921           137,411
   Operating & administrative  expenses...........          37,425            37,736
   Interest expense...............................           3,974             3,126
                                                        ----------        ----------
                                                           169,320           178,273
                                                        ----------        ----------

Income (loss) before income taxes.................          (7,583)           (5,339)
Benefit from (provision for) income taxes.........            (150)            2,458
                                                        ----------        ----------
Net income (loss).................................      $   (7,733)       $   (2,881)
                                                        ==========        ==========

Earnings (loss) per share- Basic..................      $    (1.55)       $    (0.59)
Earnings (loss) per share- Diluted................      $    (1.55)       $    (0.59)

REVENUES

Revenues for the first fiscal quarter decreased $11.2 million compared to the same period for the prior fiscal year. A summary of revenues by functional area is shown below:


                                                             FOR THE FIRST FISCAL
                                                               QUARTER ENDED
                                                                (IN MILLIONS)
                                                          MAY 5,           APRIL 29,
                                                          2001              2000
                                                          ----              ----

Convenience Stores...............................       $   84.7          $   89.8
Gasoline.........................................           76.9              83.0
Other ...........................................            0.1               0.1
                                                        --------          --------
Total ...........................................       $  161.7          $  172.9
                                                        ========          ========

Convenience store revenues decreased $5.1 million, or 5.7%, for the first fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily due to the sale or closing of 29 underperforming stores, a 0.2% decrease in comparable convenience store merchandise sales, and the closing of 11 branded quick serve restaurant operations. Although the reduction in stores had a negative impact on revenues, it did not have a material adverse impact on results of operations, since the majority of stores closed or sold had been operating at a loss.

Gasoline revenues decreased $6.1 million for the first fiscal quarter compared to the same period for the prior fiscal year. Gasoline revenues decreased as a result of a 7.4 million gallon decrease in the number of gallons sold in the first quarter as compared to last year, partially offset by an increase in the average selling price of gasoline of 7.9 cents per gallon compared to the same period for the prior fiscal year. Gasoline gallons decreased as a result of unfavorable weather conditions during the quarter as compared to last year, the general downturn in the U.S. economy and the higher retail price of gasoline.

GROSS PROFITS

Gross profits decreased $1.7 million for the first fiscal quarter compared to the same period for the prior fiscal year. A summary of gross profits by functional area is shown below:


                                                             FOR THE FIRST FISCAL
                                                               QUARTER ENDED
                                                                (IN MILLIONS)
                                                          MAY 5,           APRIL 29,
                                                           2001              2000
                                                           ----              ----

Convenience Stores...............................       $   28.2          $   30.2
Gasoline.........................................            5.5               5.2
Other ...........................................            0.1               0.1
                                                        --------          --------
Total ...........................................       $   33.8          $   35.5
                                                        ========          ========

Convenience store gross profits decreased $2.0 million, or 6.6%, for the first fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily due to the decrease in convenience store revenues as described above. Convenience store gross profit margins were relatively unchanged.

Gasoline gross profits increased $0.3 million for the first fiscal quarter compared to the same period for the prior fiscal year. This increase was primarily attributable to an increase in the average gasoline gross profit of
1.8 cents per gallon compared to the same period for the prior fiscal year. The increase in average gasoline gross profit was partially offset by the decrease in gasoline gallons sold, as discussed above.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses decreased $0.3 million for the first fiscal quarter compared to the same period for the prior fiscal year. A summary of operating and administrative expenses is shown below:


                                                             FOR THE FIRST FISCAL
                                                               QUARTER ENDED
                                                                (IN MILLIONS)
                                                          MAY 5,           APRIL 29,
                                                           2001              2000
                                                           -----             ----

Operating Expenses...............................       $   29.0          $   30.0
General & Administrative Expenses................            8.4               7.7
                                                        --------          --------
Total ...........................................       $   37.4          $   37.7
                                                        ========          ========


Operating expenses decreased $1.0 million for the first fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily due to the sale or closing of 29 underperforming stores, partially offset by an increase in depreciation and occupancy expenses.

General and administrative expenses increased $0.7 million for the first fiscal quarter compared to the same period for the prior fiscal year. This increase was primarily due to severance and related costs associated with a reduction in corporate headquarter positions, expenses related to the acquisition of the Company by DM Acquisition Corp., and an increase in insurance costs, partially offset by reductions in wages and store closing costs.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense increased $0.8 million for the first fiscal quarter compared to the same period for the prior fiscal year. The increase for the first fiscal quarter as compared to the same period for the prior fiscal year was primarily attributable to an increase in the average outstanding balance of the revolving credit facility and an increase in bank fees, partially offset by a decrease in interest rates.

Inflation did not have a material effect on the Company's revenues, gross profit, and operating and administrative expenses in the first quarters of fiscal 2002 and 2001, other than the increase in the selling price and cost of gasoline, as identified above.

The Company did not record a tax benefit in the current year first quarter because of the uncertainty as to its ability to utilize current operating losses to offset potential future income tax liabilities. The Company recorded a tax benefit at the effective rate of 46.0% for the first quarter of fiscal year 2001. The effective rate was higher than the statutory rate because of the non-deductible amortization of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $30.0 million senior revolving credit facility (the "Credit Facility"). The Company can issue up to $15.0 million of letters of credit under the facility. The facility is due and payable on September 15, 2002. As of May 5, 2001, the Company had $24.4 million in outstanding revolving credit loans and had $4.4 million in outstanding letters of credit under the facility. As of May 5, 2001, the Company was in compliance with the terms of the Credit Facility, including required financial ratio covenants.

As discussed in Item 1. Business--General of the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended February 3, 2001, the Company has implemented the previously disclosed Business Restructuring Plan and Business Segmentation Plan. The Company is also seeking alternative sources of financing to repay its outstanding obligations under the Credit Facility. These sources include, for example, the execution of long-term vendor supply agreements that would involve the receipt by the Company of monies due upon the execution of such agreements. During the first quarter of fiscal year 2002, the Company executed a long-term vendor supply agreement and received $8.7 million in cash in connection therewith. These proceeds were used to reduce outstanding borrowings under the Credit Facility. The Company is also seeking to consummate the previously disclosed merger that would result in the sale of the Company in its entirety and a refinancing of the Credit Facility and its senior subordinated notes. However, because the merger agreement is subject to certain conditions, including completion of necessary financing arrangements and stockholder approval, no assurances can be given that the merger will be consummated. Currently, the Company has not yet mailed its definitive Proxy Statement to its stockholders nor has it mailed its Exchange Offer to its noteholders. Furthermore, DM Acquisition Corp. has not completed definitive financing documents with respect to those entities that are providing financing for the transaction. If the merger is not completed and the Company is unable to successfully implement the Business Restructuring Plan, the Business Segmentation Plan and otherwise realize an improvement in operating results during fiscal year 2002, the Company may not be in compliance with certain amended financial ratio covenants as required by the Credit Facility. If the Company is not in compliance with these certain financial ratio covenant requirements in the future and the Credit Facility lenders do not waive these requirements or otherwise amend the Credit Facility, the Company would be in default and the Credit Facility lenders could cause repayment of the Credit Facility to be accelerated in which case amounts outstanding under the Credit Facility would become immediately due and payable. In addition, certain other indebtedness and obligations of the Company, including the senior subordinated notes, certain mortgage notes payable and certain operating leases, material to the Company's operations, would become immediately due and payable upon an acceleration of the Company's Credit Facility. The Company is not currently in default under any of these arrangements. Management anticipates that the cash flow from operations, the proceeds from the sale of certain assets and the execution of long-term vendor supply agreements will provide the Company with adequate liquidity to fund operations and meet its ongoing debt service requirements.

At May 5, 2001, the Company had $87.7 million, net of original issue discount of $0.7 million, outstanding in 10.25% senior subordinated notes due March 15, 2004.

CASH FLOW FROM OPERATING ACTIVITIES

During the current year's first quarter, net cash provided by operating activities increased $4.1 million compared to the same period of the prior year. This increase was primarily a result of the increase in other assets and liabilities, net, due to the receipt of $8.7 million upon the execution of a long-term vendor supply agreement, partially offset by decreased earnings of the Company and unfavorable changes in working capital accounts in relation to the first quarter of the prior fiscal year.

CASH USED BY INVESTING ACTIVITIES

Net cash used in investing activities decreased $6.2 million in the current year first quarter compared to the prior year primarily as a result of decreased purchases of property and equipment and short-term investments partially offset by lower proceeds from the sale of property and equipment in the current year first quarter compared to the prior year first quarter.

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash used by financing activities was $.9 million for the current year first quarter compared to $6.0 million net cash provided by financing activities for the same period of the prior year. During the current year first quarter the Company repaid $.9 million of long-term obligations compared with borrowings of $6.1 million on its revolving credit facility during the first quarter of the prior year.

CAPITAL EXPENDITURES

The Company's capital expenditures were $7.0 million lower in the first quarter of fiscal year 2002 than in the first quarter of the previous year. In the first quarter of fiscal year 2001, the Company purchased $8.5 million of property and equipment, primarily for the construction of nine new stores that opened in fiscal year 2001. The Company has suspended its new store expansion program and the related capital expenditures pending its ability to consummate the merger. Management estimates that capital expenditures will be required in the range of $2.0 million to $.30 million annually to replace existing property, plant and equipment that becomes obsolete and worn out in the ordinary course of business.

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

SIGNIFICANT EVENTS

As previously disclosed, on March 15, 2001, in connection with the Company's review of its strategic alternatives, including a possible sale, the Company executed a merger agreement (the "Merger Agreement") pursuant to which DM Acquisition Corp. agreed to acquire the Company in a cash merger for $4.50 per share. DM Acquisition Corp. is controlled by Robert B. Stein, Jr., the Chairman, President and Chief Executive Officer of the Company. The Merger Agreement provides that DM Acquisition Corp. will be merged with and into the Company and that each share of the Company's Common Stock outstanding immediately prior to the merger, other than those owned by Mr. Stein and his affiliates, will be converted into the right to receive $4.50 per share in cash. The Company's board of directors, based on the unanimous recommendation of a special committee of independent directors, has approved the transaction and recommended that the Company's stockholders approve the transaction. In connection with the merger, the Company will solicit its senior subordinated noteholders to exchange their subordinated notes of the Company and receive, for each $10,000 in principal amount of the old notes, $3,870 in principal amount of new notes of the Company, $6,191.30 in cash and a warrant to purchase Common Stock of the Company that will not become exercisable until after the merger is completed. The Company has entered into an exchange and voting agreement pursuant to which holders of approximately 70% of the senior subordinated notes have agreed to participate in the exchange. The Merger Agreement is subject to customary conditions, including completion of necessary financing arrangements and approval of holders of a majority (excluding those shares held by persons who will have an interest in the buyout entity) of the shares of the Company's Common Stock voting at a special meeting. If the merger is completed, the Company will no longer be a public company. There can be no assurance, however, that the Company or DM Acquisition Corp. will be able to complete the merger.

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

FORWARD LOOKING STATEMENTS

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores") entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (US District Court, CT). The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. The trial was completed on December 7, 2000 and it is not known when the judge will issue his ruling. The Company has recognized no provision for any possible loss in the accompanying financial statements. The action is more fully described in the Company's Form 10-K for the fiscal year ended February 3, 2001, as filed with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)       Exhibits:

                      1. Exhibit (11) - Statement re Computation of Per-Share Earnings.
                      2.       Exhibit (27) - Financial Data Schedule.
                                 Submitted in electronic format only.

        b)       Reports on Form 8-K

                 On March 16, 2001, the Company filed a Current Report on Form 8-K, under Item 5, disclosing the Fourth Amendment to the Company's Amended and Restated Credit Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAIRY MART CONVENIENCE STORES, INC.


DATE: June 19, 2001                /s/  GREGORY G. LANDRY
                                   -----------------------
                                   Gregory G. Landry
                                   Vice Chairman and
                                   Chief Financial Officer