Form 10-Q
period 2001-08-04
DAIRY MART CONVENIENCE STORES INC
filed 2001-12-18
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended AUGUST 4, 2001


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        SHARES OF COMMON STOCK OUTSTANDING DECEMBER 11, 2001 - 5,006,039

ITEM 1.  FINANCIAL STATEMENTS.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                               FOR THE FISCAL         FOR THE TWO FISCAL
                                                                                QUARTER ENDED            QUARTERS ENDED
                                                                           ----------------------    ----------------------
                                                                           AUGUST 4,     JULY 29,     AUGUST 4,    JULY 29,
                                                                             2001          2000         2001         2000
                                                                           ---------    ---------    ---------    ---------

---------------------------------------------------------------------------------------------------------------------------

    Revenues ...........................................................   $ 179,082    $ 195,810    $ 340,819    $ 368,744

    Cost of goods sold and expenses: ...................................
      Cost of goods sold ...............................................     143,504      153,943      271,425      291,353
      Operating and administrative expenses ............................      38,584       38,414       76,009       76,151
      Impairment charge ................................................      14,824            -       14,824            -
      Interest expense .................................................       3,344        3,295        7,318        6,422
                                                                           ---------    ---------    ---------    ---------

                                                                             200,256      195,652      369,576      373,926
                                                                           ---------    ---------    ---------    ---------

    Income (loss) before income taxes ..................................     (21,174)         158      (28,757)      (5,182)

    Benefit from (provision for) income taxes ..........................         (98)         (64)        (248)       2,394
                                                                           ---------    ---------    ---------    ---------

      Net income (loss) ................................................   $ (21,272)   $      94    $ (29,005)   $  (2,788)
---------------------------------------------------------------------------------------------------------------------------

    Earnings (loss) per share - Basic ..................................   $   (4.25)   $    0.02    $   (5.80)   $   (0.57)

    Earnings (loss) per share - Diluted ................................   $   (4.25)   $    0.02    $   (5.80)   $   (0.57)


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


                                                                          AUGUST 4, 2001     FEBRUARY 3, 2001
-------------------------------------------------------------------------------------------------------------
ASSETS

 Current assets:

    Cash .................................................................   $   5,893          $   5,667
    Short-term investments ...............................................       3,115              3,000
    Accounts and notes receivable ........................................      13,344             13,462
    Inventory ............................................................      26,092             24,424
    Prepaid expenses and other current assets ............................       4,055              3,612
                                                                             ---------          ---------
       Total current assets ..............................................      52,499             50,165


Property and equipment, net ..............................................     106,523            111,448

Intangible assets, net ...................................................           -             13,731

Other assets, net ........................................................      14,223             15,373
                                                                             ---------          ---------

Total assets .............................................................   $ 173,245          $ 190,717
---------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Current maturities of long-term obligations ..........................   $ 135,162          $   6,043
    Accounts payable .....................................................      48,127             44,361
    Accrued expenses .....................................................      16,165             15,835
    Accrued interest .....................................................       3,688              3,638
                                                                             ---------          ---------
      Total current liabilities ..........................................     203,142             69,877

Long-term obligations, less current portion above ........................           -            129,557

Other liabilities ........................................................      21,369             13,555

Stockholders' equity:
    Common stock .........................................................          70                 70
    Paid-in capital ......................................................      32,427             32,416
    Retained deficit .....................................................     (68,758)           (39,753)
    Treasury stock, at cost ..............................................     (15,005)           (15,005)
                                                                             ---------          ---------
       Total stockholders' equity ........................................     (51,266)           (22,272)
                                                                             ---------          ---------

Total liabilities and stockholders' equity ...............................   $ 173,245          $ 190,717
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

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       FOR THE TWO FISCAL
                                                                         QUARTERS ENDED
                                                                     AUGUST 4,       JULY 29,
                                                                       2001            2000
                                                                       ----            ----

 Cash flows from operating activities:

    Net income (loss)  ........................................      $(29,005)      $ (2,788)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Depreciation and amortization ............................         7,573          7,132
     Impairment charge ........................................        14,824              -
     Change in deferred income taxes ..........................             -         (2,691)
     (Gain) loss on disposition of properties, net .............          203            219
     Net change in assets and liabilities:
       Accounts and notes receivable ..........................           264            (84)
       Inventory ..............................................        (1,668)         5,484
       Accounts payable .......................................         3,766           (847)
       Accrued interest .......................................            50            518
       Other assets and liabilities ...........................         6,905         (1,178)
--------------------------------------------------------------------------------------------

 Net cash provided by operating activities ....................         2,912          5,765
--------------------------------------------------------------------------------------------

 Cash flows from investing activities:

    Purchase of short-term investments ........................          (115)        (2,727)
    Purchase of property and equipment ........................        (2,870)       (13,002)
    Net proceeds from sale of property, equipment and
      assets held for sale ....................................           848          4,816
--------------------------------------------------------------------------------------------

 Net cash (used in) investing activities .......................       (2,137)       (10,913)
--------------------------------------------------------------------------------------------

 Cash flows from financing activities:

    Increase in revolving loan, net ...........................         1,285          1,680
    Borrowings of long-term obligations .......................            54          2,266
    Repayment of long-term obligations ........................        (1,899)        (1,491)
    Issuance of common stock ..................................            11            185
--------------------------------------------------------------------------------------------

 Net cash provided by (used in) financing activities ...........         (549)         2,640
--------------------------------------------------------------------------------------------

 Increase (decrease) in cash ...................................          226         (2,508)
 Cash at beginning of fiscal year .............................         5,667          7,702
--------------------------------------------------------------------------------------------

 Cash at end of second fiscal quarter .........................      $  5,893       $  5,194
--------------------------------------------------------------------------------------------

     Supplemental disclosures:

   Interest paid ..............................................      $  7,265       $  7,054
   Income taxes refunded ......................................      $      -       $      -



   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 4, 2001
                                   (Unaudited)


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

The unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring operating losses and reduced cash flows from operating activities, resulting in working capital and stockholders' deficits at August 4, 2001. The Company was in default of its Credit Facility and did not make its payment of a $250,000 amendment fee to its lenders under the Credit Facility that was due September 1, 2001. Additionally, the Company did not make an interest payment of approximately $4.5 million that was due on September 17, 2001, on its 10 1/4% Senior Subordinated Notes due in 2004.

The Company has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, which is discussed in more detail in Note 9. The Chapter 11 filing also caused a default under substantially all of the Company's debt agreements, including leases. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

1.       ACCOUNTING POLICIES
The financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the February 3, 2001 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year

2.       CHANGES IN CAPITAL ACCOUNTS
An analysis of the capital stock accounts for the first two fiscal quarters ended August 4, 2001 follows:

                                   COMMON STOCK ISSUED                PAID-IN CAPITAL IN
                                            AT                             EXCESS OF
                                     $.01 PAR VALUE        AMOUNT         PAR VALUE
                                       -----------      -----------      -----------

     Balance February 3, 2001            7,059,205      $    70,592      $32,415,803
     Employee stock purchase plan            4,012               40           11,006
     Stock options exercised                     -                -                -
     Stock awards                                -                -                -
                                       -----------      -----------      -----------
     Balance August 4, 2001              7,063,217      $    70,632      $32,426,809
                                       -----------      -----------      -----------


As of August 4, 2001, there were 2,057,178 shares of Common Stock held as treasury stock at an aggregate cost of $15,004,847 leaving 5,006,039 shares outstanding.


3.       EARNINGS (LOSS) PER SHARE
Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share were 5,005,079 and 4,918,229 for the second fiscal quarters ended August 4, 2001 and July 29, 2000, respectively, and 5,003,981 and 4,906,912 for the first two fiscal quarters ended August 4, 2001 and July 29, 2000, respectively. The weighted average number of shares used in the calculation of diluted earnings per share were 5,005,079 and 5,138,783 for the second fiscal quarters ended August 4, 2001 and July 29, 2000, respectively, and 5,003,981 and 4,906,912 for the first two fiscal quarters ended August 4, 2001 and July 29, 2000, respectively.

4.       SEASONALITY
The results of operations for the first two fiscal quarters ended August 4, 2001 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

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

               Supplemental Consolidating Statement of Operations
                for the Two Fiscal Quarters Ended August 4, 2001
                                 (in thousands)



                                                         Parent        Guarantor
                                                        Company      Subsidiaries       Finop       Eliminations   Consolidated
                                                        -------      ------------       -----       ------------   ------------


Revenues .........................................    $      79       $ 340,665       $      75      $        -      $ 340,819

Cost of goods sold and expenses:
  Cost of goods sold .............................            -         271,425               -               -        271,425
  Operating and administrative expenses ..........          178          75,821              10               -         76,009
  Impairment charge ..............................            -          14,824               -               -         14,824
  Interest expense ...............................        7,188              12             118               -          7,318
                                                      -------------------------------------------------------------------------

                                                          7,366         362,082             128               -        369,576
                                                      -------------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries .....................       (7,287)        (21,417)            (53)              -        (28,757)

Benefit from (provision for)
    income taxes .................................            -            (248)              -               -           (248)
                                                      -------------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries ..........       (7,287)        (21,665)            (53)              -        (29,005)

Equity in income (loss) of consolidated
    subsidiaries .................................      (21,718)            (53)              -          21,771              -

                                                      -------------------------------------------------------------------------
    Net income (loss)  ...........................    $ (29,005)      $ (21,718)      $     (53)      $  21,771      $ (29,005)
===============================================================================================================================

                    Supplemental Consolidating Balance Sheet
                              as of August 4, 2001
                                 (in thousands)


                                                           Parent       Guarantor
                                                          Company      Subsidiaries       Finop       Eliminations    Consolidated
                                                          -------      ------------       -----       ------------    ------------
ASSETS

Current assets:
   Cash ...........................................      $   2,466       $   3,422      $       5        $     -       $   5,893
   Short-term investments .........................              -             343          2,772              -           3,115
   Accounts and notes receivable ..................              -          12,558            786              -          13,344
   Inventory ......................................              -          26,092              -              -          26,092
   Prepaid expenses and other
     current assets ...............................             39           4,016              -              -           4,055
   Deferred income taxes ..........................              -               -              -              -               -
                                                         -----------------------------------------------------------------------
     Total current assets .........................          2,505          46,431          3,563              -          52,499

Property and equipment, net .......................              -         106,523              -              -         106,523
Intangible assets, net ............................              -               -              -              -               -
Other assets, net .................................          1,690          11,894            639              -          14,223
Investment in and advances to
   subsidiaries ...................................         92,728           1,001            901        (94,630)              -
                                                         -----------------------------------------------------------------------

Total assets ......................................      $  96,923       $ 165,849      $   5,103      $ (94,630)      $ 173,245
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     obligations ..................................      $ 117,506       $  14,526      $   3,130         $    -       $ 135,162
   Accounts payable ...............................         26,210          21,917              -              -          48,127
   Accrued expenses ...............................            856          15,309              -              -          16,165
   Accrued interest ...............................          3,617               -             71              -           3,688
                                                         -----------------------------------------------------------------------
     Total current liabilities ....................        148,189          51,752          3,201              -         203,142
                                                         -----------------------------------------------------------------------

Long-term obligations, less
   Current portion above ..........................              -               -              -              -               -
Other liabilities .................................              -          21,369              -              -          21,369
Stockholders' equity ..............................        (51,266)         92,728          1,902        (94,630)        (51,266)
                                                         -----------------------------------------------------------------------

Total liabilities and
   stockholders' equity ...........................      $  96,923       $ 165,849      $   5,103      $ (94,630)      $ 173,245
================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                for the Two Fiscal Quarters Ended August 4, 2001
                                 (in thousands)

                                                             Parent      Guarantor
                                                            Company     Subsidiaries      Finop      Eliminations  Consolidated
                                                            -------     ------------      -----      ------------  ------------


Net cash provided by (used in) operating
activities ..........................................      $  9,719       $ (6,815)      $      8       $     -      $  2,912
                                                           ------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of and change in short-term
    Investments .....................................             -           (343)           228             -          (115)
  Purchase of property and equipment ................             -         (2,870)             -             -        (2,870)
  Proceeds from sale of property,
    Equipment and assets held for sale ..............             -            848              -             -           848
  Investment in and advances to
    subsidiaries ....................................       (10,724)        11,382           (658)            -             -
                                                           ------------------------------------------------------------------
Net cash provided by (used in)
    investing activities ............................       (10,724)         9,017           (430)            -        (2,137)
                                                           ------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings of long-term obligations ...............            54              -              -             -            54
  Increase in revolving loan, net ...................         1,285              -              -             -         1,285
  Repayment of long-term obligations ................        (1,600)          (299)             -             -        (1,899)
  Issuance of common stock ..........................            11              -              -             -            11
                                                           ------------------------------------------------------------------
Net cash provided by (used in)
  financing activities ..............................          (250)          (299)             -             -          (549)
                                                           ------------------------------------------------------------------

Increase (decrease) in cash .........................        (1,255)         1,903           (422)            -           226
Cash at beginning of fiscal year ....................         3,721          1,519            427             -         5,667
                                                           ------------------------------------------------------------------

Cash at end of second fiscal quarter ................      $  2,466       $  3,422       $      5       $     -      $  5,893
=============================================================================================================================

               Supplemental Consolidating Statement of Operations
                 for the Two Fiscal Quarters Ended July 29, 2000
                                 (in thousands)



                                                           Parent       Guarantor
                                                          Company      Subsidiaries        Finop        Eliminations   Consolidated
                                                          -------      ------------        -----        ------------   ------------

Revenues ..........................................      $     171       $ 368,461       $     112         $     -       $ 368,744

Cost of goods sold and expenses:
  Cost of goods sold ..............................              -         291,353               -               -         291,353
  Operating and administrative expenses ...........            171          75,970              10               -          76,151
  Interest expense ................................          5,957             343             122               -           6,422
                                                         -------------------------------------------------------------------------

                                                             6,128         367,666             132               -         373,926
                                                         -------------------------------------------------------------------------

  Income (loss) before income taxes
   and equity in income (loss) of
   consolidated subsidiaries ......................         (5,957)            795             (20)              -          (5,182)

Benefit from (provision for)
    income taxes ..................................          2,740            (355)              9               -           2,394
                                                         -------------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries ...........         (3,217)            440             (11)              -          (2,788)

Equity in income (loss) of consolidated
  subsidiaries ....................................            429             (11)              -            (418)              -
                                                         -------------------------------------------------------------------------

    Net income (loss) .............................      $  (2,788)      $     429       $     (11)      $    (418)      $  (2,788)
==================================================================================================================================

                    Supplemental Consolidating Balance Sheet
                             As Of February 3, 2001
                                 (In Thousands)


                                                           Parent       Guarantor
                                                           Company     Subsidiaries        FINOP       Eliminations    Consolidated
                                                           -------     ------------        -----       ------------    ------------
ASSETS

Current assets:
   Cash.............................................      $   3,721       $   1,519      $     427          $   -       $   5,667
   Short-term investments ..........................              -               -          3,000              -           3,000
   Accounts and notes receivable, net ..............             60          12,546            856              -          13,462
   Inventory .......................................              -          24,424              -              -          24,424
   Prepaid expenses and other
    current assets .................................             66           3,546              -              -           3,612
   Deferred income taxes ...........................              -               -              -              -               -
                                                          -----------------------------------------------------------------------
     Total current assets ..........................          3,847          42,035          4,283              -          50,165

Property and equipment, net ........................              -         111,448              -              -         111,448
Intangible assets, net .............................              -          13,731              -              -          13,731
Other assets, net ..................................          1,809          12,921            643              -          15,373
Investment in and advances to
 subsidiaries ......................................        118,966           1,699            244       (120,909)              -
                                                          -----------------------------------------------------------------------

     Total assets ..................................      $ 124,622       $ 181,834      $   5,170      $(120,909)      $ 190,717
---------------------------------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
   Current maturities of long-term
      obligations ..................................      $   5,230       $     813     $        -     $        -       $   6,043
   Accounts payable ................................         25,544          18,817              -              -          44,361
   Accrued expenses ................................            599          15,213             23              -          15,835
   Accrued interest ................................          3,564               -             74              -           3,638
                                                          -----------------------------------------------------------------------
     Total current liabilities .....................         34,937          34,843             97              -          69,877

Long-term obligations, less
 current portion above .............................        111,957          14,470          3,130              -         129,557
Other liabilities ..................................              -          13,555              -              -          13,555
Stockholders' equity ...............................        (22,272)        118,966          1,943       (120,909)        (22,272)
                                                          -----------------------------------------------------------------------

Total liabilities and
 stockholders' equity ..............................      $ 124,622       $ 181,834      $   5,170      $(120,909)      $ 190,717
=================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
                 for the Two Fiscal Quarters Ended July 29, 2000
                                 (in thousands)

                                                          Parent       Guarantor
                                                          Company     Subsidiaries       FINOP      Eliminations  Consolidated
                                                          -------     ------------       -----      ------------  ------------


Net cash provided by (used in)
operating activities ..............................      $   (126)      $  5,643       $    248       $      -      $  5,765
                                                         -------------------------------------------------------------------

Cash flows from investing activities:
  Decrease in short-term
    investments ...................................             -            155         (2,882)             -        (2,727)
  Purchase of property and equipment ..............             -        (13,002)             -              -       (13,002)
  Net proceeds from sale of property,
    equipment and assets held for sale ............             -          4,816              -              -         4,816
  Investment in and (advances to)
    subsidiaries ..................................           771           (479)          (292)             -             -
                                                         -------------------------------------------------------------------
Net cash provided by (used in)
  investing activities ............................           771         (8,510)        (3,174)             -       (10,913)
                                                         -------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings of long-term obligations .............             -          1,680              -              -         1,680
  Increase in revolving loan, net .................         2,266              -              -              -         2,266
  Repayment of long-term obligations ..............          (685)          (806)             -              -        (1,491)
  Issuance of common stock ........................           185              -              -              -           185
                                                         -------------------------------------------------------------------

Net cash provided by (used in)
financing activities ..............................         1,766            874              -              -         2,640
                                                         -------------------------------------------------------------------

(Decrease) increase in cash .......................         2,411         (1,993)        (2,926)             -        (2,508)
Cash at beginning of fiscal year ..................           206          4,458          3,038              -         7,702
                                                         -------------------------------------------------------------------

Cash at end of second fiscal quarter ..............      $  2,617       $  2,465       $    112       $      -      $  5,194
============================================================================================================================

6.       IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

On February 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment to FASB Statement No. 133." These statements, which establish the accounting and financial reporting requirements for derivative instruments, require companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.



7.       ACCOUNTING STANDARDS NOT YET ADOPTED

In July, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In August, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and, in October, 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. This standard also establishes, for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of the fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The Company will account for all future business combinations under SFAS No. 141.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The Company will adopt this statement effective February 3, 2002, as required. The adoption should have no impact on the Company as a result of the impairment charge recorded during the second quarter as discussed in Note 8.

SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective February 2, 2003. The transition adjustment, if any, resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company will adopt this statement no later than February 3, 2002. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.



8.       IMPAIRMENT CHARGE

Management reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances indicate that the carrying account may not be recoverable. As a result of the termination of the merger agreement with DM Acquisition Corp., the Company recognized an impairment charge of $14.8 million in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The impairment charge relates to goodwill and other intangible assets including franchise rights and favorable leases.



9.       SUBSEQUENT EVENT

On September 24, 2001, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, on September 26, 2001, the Company received interim approval of its Debtor-In-Possession (DIP) credit facility, and on October 19, 2001, the Company received approval of its entire $46 million DIP credit facility. As a result, the Company expects to continue to pay for employee salaries and benefits, ongoing operations (including payments to vendors) and other working capital needs. The accompanying financial statements do not purport to reflect or provide for the consequences of the Company's bankruptcy proceedings.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SIGNIFICANT EVENTS SINCE AUGUST 4, 2001

The following significant events have occurred since August 4, 2001. The Company continued negotiations with its lenders under the Credit Facility and with new lenders to refinance the Credit Facility. The Company also became aware that it was in default under the Credit Facility due to its noncompliance with financial ratio covenants when its financial statements for the period ending August 4, 2001 were prepared. On September 1, 2001, the Company did not make its payment of a $250,000 amendment fee to its lenders under the Credit Facility that became due in the event that the Company failed to consummate its merger with DM Acquisition Corp. by September 1, 2001. On September 17, 2001, the Company did not make an interest payment of approximately $4.5 million that was due on its 10 1/4% Senior Subordinated Notes due 2004.

On September 24, 2001, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, on September 26, 2001, Dairy Mart received interim approval of its Debtor-in-Possession (DIP) credit facility, and on October 19, 2001, the Company received approval of its entire $46 million DIP credit facility. As a result, the Company expects to continue to pay for employee salaries and benefits, ongoing operations (including payments to vendors) and other working capital needs. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Company's bankruptcy proceedings.

RESULTS OF OPERATIONS:
SECOND QUARTER FISCAL YEAR 2002 RESULTS COMPARED TO SECOND QUARTER FISCAL YEAR 2001 RESULTS

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           FOR THE FISCAL                FOR THE TWO FISCAL
                                                                            QUARTER ENDED                 QUARTERS ENDED
                                                                     -------------------------       -------------------------
                                                                      AUGUST 4,       JULY 29,       AUGUST 4,       JULY 29,
                                                                        2001            2000           2001            2000
                                                                     ---------       ---------       ---------       ---------

------------------------------------------------------------------------------------------------------------------------------

    Revenues ..................................................      $ 179,082       $ 195,810       $ 340,819       $ 368,744

    Cost of goods sold and expenses:
      Cost of goods sold ......................................        143,504         153,943         271,425         291,353
      Operating and administrative expenses ...................         38,584          38,414          76,009          76,151
      Impairment charge .......................................         14,824               -          14,824               -
      Interest expense ........................................          3,344           3,295           7,318           6,422
                                                                     ---------       ---------       ---------       ---------

                                                                       200,256         195,652         369,576         373,926
                                                                     ---------       ---------       ---------       ---------

    Income (loss) before income taxes .........................        (21,174)            158         (28,757)         (5,182)

    Benefit from (provision for) income taxes .................            (98)            (64)           (248)          2,394
                                                                     ---------       ---------       ---------       ---------

      Net income (loss) .......................................      $ (21,272)      $      94       $ (29,005)      $  (2,788)
------------------------------------------------------------------------------------------------------------------------------

    Earnings (loss) per share - Basic .........................      $   (4.25)      $    0.02       $   (5.80)      $   (0.57)

    Earnings (loss) per share - Diluted .......................      $   (4.25)      $    0.02       $   (5.80)      $   (0.57)

REVENUES

Revenues for the second fiscal quarter decreased $16.7 million compared to the same period for the prior fiscal year. Revenues for the first two fiscal quarters decreased $27.9 million compared to the same period for the prior fiscal year. A summary of revenues by functional area is shown below:



                             For the Second Fiscal     For the Two Fiscal
                                 Quarter Ended          Quarters Ended
                             --------------------    --------------------

                             August 4,   July 29,   August 4,    July 29,
                               2001        2000        2001        2000
                             --------    --------    --------    --------
                                             (in millions)

     Convenience Stores      $   96.2    $  101.3    $  180.8    $  190.8
     Gasoline                    82.6        94.2       159.5       177.3
     Other                         .3          .3          .5          .6
                             --------    --------    --------    --------
     Total                   $  179.1    $  195.8    $  340.8    $  368.7
                             ========    ========    ========    ========




Convenience store revenues decreased $5.1 million or 5.0%, for the second fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily due to a 2.3% decrease in comparable convenience store merchandise sales and the sale, closure or franchising of twenty-four underperforming company-operated stores during the four quarters ended August 4, 2001, partially offset by the opening of two new stores during the same period.


Convenience store revenues decreased $10.0 million, or 5.2%, for the first two fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily due to a 2.3% decrease in comparable convenience store merchandise sales and the sale, closure, or franchising of underperforming stores, as described above, partially offset by the opening of two new stores during the same period.

Gasoline revenues decreased $11.6 million for the second fiscal quarter compared to the same period for the prior fiscal year. This decrease was the result of a
4.4 million gallon decrease in the number of gallons sold in the second fiscal quarter and a decrease in the average selling price of gasoline of 8.6 cents per gallon in the second fiscal quarter, as compared to the same period for the prior fiscal year.

Gasoline revenues decreased $17.8 million for the first two fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily the result of an 11.8 million gallon decrease in the number of gallons sold in the first two fiscal quarters, which included a decrease of 7.7 million gallons in comparable gasoline locations, and the sale or closure of ten underperforming gasoline locations during the four quarters ended August 4, 2001, partially offset by the opening of two new gasoline locations during the same period.

GROSS PROFIT

Gross profits decreased $6.3 million for the second fiscal quarter compared to the same period for the prior fiscal year. Gross profits decreased $8.0 million for the first two fiscal quarters compared to the same period for the prior fiscal year. A summary of gross profits by functional area is shown below:



                            For the Second Fiscal   For the Two Fiscal
                                Quarter Ended         Quarters Ended
                             ------------------    ------------------

                            August 4,  July 29,   August 4,   July 29,
                              2001       2000       2001       2000
                             -------    -------    -------    -------
                                           (in millions)

     Convenience Stores      $  31.1    $  34.3    $  59.2    $  64.3
     Gasoline                    4.2        7.3        9.7       12.5
     Other                        .3         .3         .5         .6
                             -------    -------    -------    -------
     Total                   $  35.6    $  41.9    $  69.4    $  77.4
                             =======    =======    =======    =======


Convenience store gross profits decreased $3.2 million, or 9.3%, for the second fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily attributable to the decrease in convenience store revenues, as described above, and an increase in the cost of dairy products, partially offset by an increase in lottery commissions during the second fiscal quarter, as compared to the same period of the prior fiscal year.

Convenience store gross profits decreased $5.1 million, or 7.9%, for the first two fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily attributable to the decrease in convenience store revenues for the first two fiscal quarters, as described above, an increase in the cost of dairy products, a $0.5 million decrease in franchise fees due to the sale or closure of underperforming franchise locations, partially offset by income generated from the implementation of an ATM surcharge during the prior fiscal year.

Gasoline gross profits decreased $3.1 million for the second fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily attributable to competitive pressure in the gasoline markets served by the Company, resulting in a reduction in the average gasoline profit margin of
4.6 cents per gallon, and the decrease in gasoline gallons sold described above, as compared to the same period for the prior fiscal year.

Gasoline gross profits decreased $2.8 million for the first two fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily attributable to the reduction in gallons sold as described above, and a 1.5 cent per gallon decrease in the average gasoline profit margin, as compared to the same period for the prior fiscal year.

OPERATING EXPENSES, ADMINISTRATIVE EXPENSES, AND THE IMPAIRMENT CHARGE

Operating expenses, administrative expenses and the impairment charge increased $15.0 million for the second fiscal quarter compared to the same period for the prior fiscal year. Operating expenses, administrative expenses and the impairment charge increased $14.6 million for the first two fiscal quarters compared to the same period for the prior fiscal year. A summary of operating expenses, administrative expenses and the impairment charge is shown below:

                                 For the Second Fiscal  For the Two Fiscal
                                    Quarter Ended         Quarters Ended
                                 -------------------  --------------------

                                 August 4,  July 29,   August 4,   July 29,
                                   2001       2000       2001       2000
                                   -----      -----      -----      -----
                                                (in millions)

     Operating Expenses            $30.8      $30.9      $59.8      $61.4
     Impairment Charge              14.8          -       14.8          -
     General & Administrative
        Expenses                     7.8        7.5       16.2       14.8
                                   -----      -----      -----      -----
     Total                         $53.4      $38.4      $90.8      $76.2
                                   =====      =====      =====      =====

Operating expenses reflected little change for the second fiscal quarter, as compared to the same period of the prior fiscal year. Savings realized from the sale, closure or franchising of twenty-four underperforming stores, as described above, were offset by increases in store labor costs, equipment depreciation, and occupancy expenses.

Operating expenses decreased $1.6 million for the first two fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily attributed to store dispositions, as described above, and a $0.4 million reduction in store cash losses, partially offset by an increase in equipment depreciation and occupancy expenses.

An impairment charge of $14.8 million was recorded during the second fiscal quarter. This impairment charge is described in greater detail in Note 8 of the Notes to Consolidated Financial Statements.

General and administrative expenses increased $0.3 million for the second fiscal quarter, as compared to the same period of the prior fiscal year. Savings realized from a decrease in labor costs of $0.7 million was offset by an increase in corporate governance costs.

General and administrative expenses increased $1.4 million for the first two fiscal quarters compared to the same period for the prior fiscal year. This increase was primarily attributable to severance and related costs associated with a reduction in corporate headquarter positions and corporate governance costs, partially offset by a decrease in wages and store closing costs.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense reflected little change for the second fiscal quarter compared to the same period for the prior fiscal year. Interest expense increased $0.9 million for the first two fiscal quarters compared to the same period for the prior fiscal year. The increase for the second fiscal quarter and the first two fiscal quarters, as compared to the same periods for the prior fiscal year, was primarily attributable to an increase in the average outstanding balance of the revolving credit facility and in increase in bank fees, partially offset by a decrease in interest rates.

Inflation did not have a material effect on the Company's revenues, gross profit, and operating and administrative expenses in the second quarter and first two quarters of fiscal 2002 and 2001.

The Company did not record a tax benefit in the current year second quarter and the current year first two fiscal quarters because of the uncertainty as to its ability to utilize current operating losses to offset potential future income tax liabilities. The Company recorded a tax benefit at the effective rate of 42% for the second quarter and 46% for the first two quarters of fiscal year 2001. The effective rate was higher than the statutory rate because of the nondeductible amortization of acquired assets.


LIQUIDITY AND CAPITAL RESOURCES
As of August 4, 2001, the Company had a $30.0 million Credit Facility, under which it could issue up to $15.0 million of letters of credit. The facility is due and payable on September 15, 2002. As of August 4, 2001, the Company had $25.6 million in outstanding revolving credit loans and $4.4 million in outstanding letters of credit under the facility.

On October 28, 2000, the terms of the Credit Facility were amended to change certain financial covenants for the fiscal third quarter and to require the Company to (1) make a prepayment of $20 million of the outstanding revolving loan amounts on or before March 15, 2001 and (2) to reduce annually the outstanding revolving loan amounts to zero for 30 consecutive days during the period from July 1 through September 30. The Company paid the participating lenders $300,000 in connection with entering into this amendment to the Credit Facility. On March 14, 2001, the terms of the Credit Facility were further amended to eliminate the requirement that the Company prepay $20 million of the outstanding revolving loan amounts on or before March 15, 2001. The Company paid the participating lenders $500,000 in connection with entering into this amendment to the Credit Facility. On May 7, 2001, the terms of the Credit Facility were further amended to (1) waive any default or event of default under the Credit Facility arising from any failure to comply with financial ratio covenants; (2) amend financial ratio covenants for the four quarters of fiscal year 2002; (3) eliminate the requirement to reduce annually the outstanding revolving loan amounts to zero for thirty consecutive days during the period from July 1 through September 30; and (4) change the maturity date from April 30, 2003 to September 15, 2002. The Company paid the participating lenders $750,000 in connection with entering into this amendment to the Credit Facility and was obligated to pay those lenders an additional $250,000 on September 1, 2001, if the merger was not completed by that date. Also, on September 17, 2001, the Company had an interest payment of approximately $4.5 million due on its 10.25% Senior Subordinated Notes due 2004. As set forth in the Notes to the Consolidated Financial Statements, the $250,000 due on

September 1, 2001, and the $4.5 million due on September 17, 2001, were not paid when due.

As discussed in Part I of the Company's Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended May 5, 2001, the ability of the Company to be in compliance with certain financial covenants in the future, make payments under its Credit Facility and to its senior subordinated note holders and to continue to operate as a going concern was dependent upon: consummation of the proposed merger between the Company and DM Acquisition Corp, which was expected to result in the refinancing of the Credit Facility and the Company's senior subordinated notes; the Company's success in implementing its Business Restructuring Plan and Business Segmentation Plans; and the ability of the Company to find alternative sources of financing to repay its outstanding obligations under the Credit Facility including its ability to execute long-term vendor supply agreements that would provide the Company with monies upon the execution of such agreements.

On July 30, 2001, the merger agreement between the Company and DM Acquisition Corp. was terminated. If the merger had been consummated as planned, the Company expected to refinance the Credit Facility and senior subordinated notes, and the Company expected that this refinancing would have addressed many of the short-term and long-term liquidity problems faced by the Company. In connection with the termination of the merger agreement, Mr. Stein resigned as Chairman of the Board, Chief Executive Officer and President of the Company.

As a result of the termination of the merger agreement, the Business Restructuring Plan and Business Segmentation Plan were put on hold, so that the Company could commence negotiations with its lenders under the Credit Facility. The Company also began negotiations to refinance its Credit Facility. As a result of the termination of the merger agreement, negotiations for several long-term vendor supply agreements were also discontinued, since such agreements were negotiated with the expectation of the consummation of the merger. As a result of the previously discussed conditions, there is substantial doubt about the Company's ability to continue as a going concern.

CASH FLOW FROM OPERATING ACTIVITIES

Net cash provided by operating activities was $2.9 million in the first two quarters of the current fiscal year compared to $5.8 million in the same period of the prior year. This change was primarily the result of a reduction in other assets net of other liabilities and an increase in accounts payable, partially offset by an increase in inventory.

CASH USED BY INVESTING ACTIVITIES

Net cash used in investing activities was $2.1 million in the first two quarters of the current fiscal year compared to $10.9 million in the same period of the prior year. The decrease in cash used was primarily the result of decreased purchases of short-term investments, property and equipment and lower proceeds from the sale of property, equipment and assets held for sale.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash used in financing activities was $.5 million for the first two quarters of the current fiscal year compared to net cash provided by financing activities of $2.6 million for the same period of the prior year. The decrease in cash provided by financing activities was primarily the result of lower borrowings under the Company's revolving credit facility and fixed asset financing and increased debt repayments in the first two fiscal quarters of the current year.

CAPITAL EXPENDITURES

As discussed in the Company's 10-K filed with the Securities and Exchange Commission for fiscal year 2001, the Company estimated its capital expenditures would be in the range of $2 million to $3 million annually to replace existing property, plant and equipment that becomes obsolete and worn-out in the ordinary course of business. As a result of the short and long-term liquidity issues faced by the Company throughout fiscal year 2002, the Company has continued to defer new store openings and related capital expenditures. Any additional capital expenditures are expected to be paid with proceeds from the DIP Facility.

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


BUSINESS OUTLOOK


This Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified by the words "anticipate", "believe", "expect", "plan", "intend", "should", "estimate", and similar expressions. These forward-looking statements include statements relating to the Company's plans and objectives to upgrade and remodel store locations, to implement its Business Segmentation Plan and Business Restructuring Plan, to file bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, to pay its employee salaries and benefits, to pay for its ongoing operations (including payments to vendors) and other working capital needs, to build new stores, to sell or lease certain assets, to explore strategic alternatives, including the merger of the Company, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, the future profitability of the Company, the ability of the Company to reorganize itself and successfully emerge from its Chapter 11 bankruptcy, perceptions of the Company by the Company's customers and vendors regarding the Company's bankruptcy filing and their willingness to continue to do business with the Company after its bankruptcy, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, general economic conditions and other factors disclosed in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company does not have any instruments that it believes would be materially affected by any future interest rate changes.


PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.


The Company is a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores"). The action is entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (U.S. District Court for the State of Connecticut). This action was commenced on April 17, 1997, by New England Dairies, Inc. ("NED") alleging that the Company committed an anticipatory breach of a supply agreement entered into between NED and the Company on April 25, 1995 ("the Agreement"), when the Company entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. NED's complaint alleges lost profits in the amount of $3.7 million. The defendants are contesting the claims and, at this time, the Company is not able to determine what the results of this litigation will be. The trial of this case to the court was completed on December 7, 2000. The court has not yet rendered a decision. The Company has recognized no provision for any possible loss in the accompanying financial statements. As a result of the Company's bankruptcy, this litigation was automatically stayed pending the result of the bankruptcy or further action of the bankruptcy court. On October 12, 2001, however, the United States Bankruptcy Court for the Southern District of New York granted relief from the automatic stay solely to permit a final decision and the entry of judgment. In the event a judgment is entered against the Company, such judgment would be treated as a pre-petition claim against the Company.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

As of August 4, 2001, the Company was in default under its Credit Facility for failing to comply with certain financial ratio covenants under the amended Credit Facility. The Company also did not make payment of a $250,000 amendment fee to its lenders under the Credit Facility. The Company also did not make an interest payment of approximately $4.5 million that was due September 17, 2001, according to its 10 1/4% Senior Subordinated Notes due 2004; however, pursuant to the terms of the senior subordinated notes, the Company had thirty days to cure such default. On September 24, 2001, which was prior to the expiration of the thirty day period, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On October 19, 2001, the Company received approval of a $46 million Debtor-in-Possession credit facility, and the Company paid off its former Credit Facility with proceeds from the new credit facility. As of the date of its bankruptcy filing, the Company had an outstanding balance (including interest) of approximately $93.7 million on its senior subordinated notes.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.  OTHER INFORMATION.

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits:

                  Exhibit (11) - Statement re Computation of Per-Share Earnings.

         b) Reports on Form 8-K:


                  On December 18, 2001, the Company filed a Current Report on Form 8-K, under Item 3, disclosing the filing by Dairy Mart Convenience Stores, Inc. and substantially all of its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on September 24, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DAIRY MART CONVENIENCE STORES, INC.




DATE:  December 18, 2001        /s/   Gregory G. Landry
                                --------------------------------------
                                      Gregory G. Landry
                                      President &
                                      Chief Executive Officer