Form 10-Q
period 2001-11-03
DAIRY MART CONVENIENCE STORES INC
filed 2001-12-18
CIK 721675

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended NOVEMBER 3, 2001

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

PART 1. FINANCIAL INFORMATION.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                     FOR THE FISCAL                      FOR THE THREE FISCAL
                                                                     QUARTER ENDED                           QUARTERS ENDED
                                                              ------------------------------         ----------------------------
                                                                NOVEMBER 3,       OCTOBER 28,        NOVEMBER 3,       OCTOBER 28,
                                                                   2001              2000              2001              2000
                                                                  ------            ------            ------            ------

------------------------------------------------------------------------------------------------------------------------------

    Revenues..................................                $ 167,944        $ 180,723         $  508,763       $  549,467

    Cost of goods sold and expenses:
      Cost of goods sold......................                  134,298          144,276            405,724          435,631
      Operating and administrative expenses.                     38,161           39,986            114,167          116,138
      Impairment charge.......................                        -                -             14,824                -
      Chapter 11 related professional fees....                    1,234                -              1,234                -
      Interest expense........................                    3,724            3,372             11,042            9,794
                                                              ---------        ---------         ----------       ----------

                                                                177,417          187,634            546,991          561,563
                                                              ---------        ---------         ----------       ----------

    Loss before income taxes and                                 (9,473)          (6,911)           (38,228)         (12,096)
      extraordinary item......................
    Benefit from (provision for) income
      taxes...................................                        -            2,763               (248)           5,157
                                                              -----------      ----------        -----------      ----------
    Loss before extraordinary item............                   (9,473)          (4,148)           (38,476)          (6,939)

    Extraordinary loss on early retirement
      of debt (Note 9)........................                   (1,029)               -             (1,029)              -
                                                              ---------        ---------         ----------       ----------

      Net loss ...............................                $ (10,502)       $  (4,148)        $  (39,505)      $   (6,939)
------------------------------------------------------------------------------------------------------------------------------
    Loss per share - Basic                                    $   (2.10)       $   (0.83)        $    (7.89)      $    (1.41)

    Loss per share - Diluted                                  $   (2.10)       $   (0.83)        $    (7.89)      $    (1.41)



   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                         NOVEMBER 3, 2001        FEBRUARY 3, 2001
-------------------------------------------------------------------------------------------------
ASSETS

 Current assets:

    Cash . . . . . . . . . . . . . . . . . . . . . . .     $    16,081        $      5,667
    Short-term investments . . . . . . . . . . . . . .             484               3,000
    Accounts and notes receivable. . . . . . . . . . .          16,366              13,462
    Inventory. . . . . . . . . . . . . . . . . . . . .          24,091              24,424
    Prepaid expenses and other current assets. . . . .           2,326               3,612
                                                           -----------        ------------
       Total current assets. . . . . . . . . . . . . .          59,348              50,165

Property and equipment, net. . . . . . . . . . . . . .         103,665             111,448

Intangible assets, net . . . . . . . . . . . . . . . .               -              13,731

Other assets, net. . . . . . . . . . . . . . . . . . .          14,916              15,373
                                                          --------------      ------------

Total assets . . . . . . . . . . . . . . . . . . . . .    $    177,929        $    190,717
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Current maturities of long-term obligations. . . .    $      2,210        $      6,043
    Accounts payable . . . . . . . . . . . . . . . . .           2,947              44,361
    Accrued expenses . . . . . . . . . . . . . . . . .          12,203              15,835
    Accrued interest . . . . . . . . . . . . . . . . .             929               3,638
                                                          --------------      ------------
      Total current liabilities. . . . . . . . . . . .          18,289              69,877

Long Term obligations, less current portion above  . .          40,931             129,557

Other liabilities. . . . . . . . . . . . . . . . . . .           5,813              13,555

LIABILITIES SUBJECT TO COMPROMISE (Note 1) . . . . . . .       174,662 (a)             -

Stockholders' equity:
    Common stock . . . . . . . . . . . . . . . . . . .              70                  70
    Paid-in capital. . . . . . . . . . . . . . . . . .          32,427              32,416
    Retained deficit . . . . . . . . . . . . . . . . .         (79,258)            (39,753)
    Treasury stock, at cost. . . . . . . . . . . . . .         (15,005)            (15,005)
                                                          --------------      -------------
       Total stockholders' equity. . . . . . . . . . .         (61,766)            (22,272)
                                                          ---------------     -------------

Total liabilities and stockholders' equity . . . . . .    $    177,929        $    190,717
-------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

(a) Liabilities subject to compromise consist of the following:
 Trade and other miscellaneous claims . . . . . . . . . . . . .    $    59,104
 Secured debt . . . . . . . . . . . . . . . . . . . . . . . . .         19,141
 Unsecured debentures . . . . . . . . . . . . . . . . . . . . .         87,886
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . .          5,140
 Unsecured notes. . . . . . . . . . . . . . . . . . . . . . . .            241
 Priority claims. . . . . . . . . . . . . . . . . . . . . . . .          3,150
                                                                    ----------

                                                                   $   174,662
                                                                    ----------

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       FOR THE THREE FISCAL
                                                                          QUARTERS ENDED
                                                                            NOVEMBER 3,      OCTOBER 28,
                                                                               2001             2000
                                                                               ----             ----
 Cash flows from operating activities:

    Net loss . . . . . . . . . . . . . . . . . . . . . . . . .           $  (39,505)       $  (6,939)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . .               11,278           10,711
     Impairment charge . . . . . . . . . . . . . . . . . . . .               14,824                -
     Change in deferred income taxes . . . . . . . . . . . . .                    -           (2,771)
     Loss on disposition of properties, net. . . . . . . . . .                  314              310
     Net change in assets and liabilities:
       Accounts and notes receivable . . . . . . . . . . . . .               (2,733)           2,910
       Inventory . . . . . . . . . . . . . . . . . . . . . . .                  333            8,717
       Accounts payable. . . . . . . . . . . . . . . . . . . .                1,957           (4,899)
       Accrued interest. . . . . . . . . . . . . . . . . . . .                2,431           (1,865)
       Other assets and liabilities. . . . . . . . . . . . . .                8,572           (4,764)
------------------------------------------------------------------------------------------------------

 Net cash provided by (used in) operating activities . . . . .               (2,529)           1,410
------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:

    Purchase of short-term investments . . . . . . . . . . . .                2,516           (2,700)
    Purchase of property and equipment . . . . . . . . . . . .               (3,928)         (15,363)
    Net proceeds from sale of property, equipment and
      assets held for sale . . . . . . . . . . . . . . . . . .                1,303            5,158
------------------------------------------------------------------------------------------------------

 Net cash used in investing activities . . . . . . . . . . . .                 (109)         (12,905)
------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:

    Increase in revolving loan, net. . . . . . . . . . . . . .                5,854            4,014
    Borrowings of long-term obligations. . . . . . . . . . . .               40,931            4,827
    Repayment of long-term obligations . . . . . . . . . . . .              (33,744)          (2,486)
    Issuance of common stock . . . . . . . . . . . . . . . . .                   11              245
------------------------------------------------------------------------------------------------------

 Net cash provided by financing activities . . . . . . . . . .               13,052            6,600
------------------------------------------------------------------------------------------------------

 Increase (decrease) in cash . . . . . . . . . . . . . . . . .               10,414           (4,895)
 Cash at beginning of fiscal year. . . . . . . . . . . . . . .                5,667            7,702
------------------------------------------------------------------------------------------------------

 Cash at end of third fiscal quarter . . . . . . . . . . . . .           $   16,081        $   2,807
------------------------------------------------------------------------------------------------------

     Supplemental disclosures:

   Interest paid .............................................           $    7,369        $  11,654
   Income taxes refunded......................................           $        -        $       -




   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 3, 2001
                                   (Unaudited)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On September 24, 2001 (the "Petition Date"), the Company and substantially all of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for protection (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are currently operating their business as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 01-42400
(AJG). The Chapter 11 Cases do not include Financial Opportunities, Inc., a subsidiary of the Company.

CONSEQUENCE OF FILING

As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

On September 26, 2001, the Debtors received interim approval of their Debtor-In-Possession ("DIP") credit facility, and on October 19, 2001, the Company received approval on its entire $46 million DIP credit facility. The DIP credit facility has an initial term of twelve months with an option to extend the term of the facility upon the satisfaction of certain conditions. As a result, the Company expects to continue to pay for employee salaries and benefits, ongoing operations (including payments to vendors) and other working capital needs.

FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the unaudited consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

Substantially all of the Company's pre-petition debt is now in default due to the Filing. As described below, the accompanying unaudited consolidated financial statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." As required by SOP 90-7, the Company, beginning in the third quarter of fiscal year 2002, recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

As reflected in the unaudited consolidated financial statements, "Liabilities Subject to Compromise" refer to Debtor's liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are reflected in the attached balance sheet. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral security claims;
(6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtor as of the date of the Filing. Differences between amounts recorded by the

Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings of the Chapter 11 Cases. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, gasoline and sales taxes held in trust, and certain other pre-petition claims.

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue to operate through the initial term of the DIP credit facility. However, the ability of the Company to continue operation on a going concern basis (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases,
(ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the ability of the Company to maintain profitability following such confirmation.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended February 3, 2001.

DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
The condensed financial statements of the Debtors are presented as follows:

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                  DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                              September 24,
                                                                  2001-
                                                               November 3,
                                                                  2001
--------------------------------------------------------------------------------

    Revenues . . . . . . . . . . . . . . . . . . . . .        $  68,930

    Cost of goods sold and expenses:
      Cost of goods sold . . . . . . . . . . . . . . .           54,615
      Operating and administrative expenses. . . . . .           15,473
      Interest expense . . . . . . . . . . . . . . . .            1,591
                                                              ---------

                                                                 71,679
                                                              ---------
    Loss before income taxes and extraordinary item. .           (2,749)

    Benefit from (provision for) income taxes. . . . .               -
                                                              --------

    Loss before extraordinary item . . . . . . . . . .           (2,749)
    Extraordinary loss on early retirement of
      debt (Note 9). . . . . . . . . . . . . . . . . .           (1,029)
                                                              ----------

      Net loss . . . . . . . . . . . . . . . . . . . .        $  (3,778)
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                       DEBTOR-IN-POSSESSION BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                                          NOVEMBER 3, 2001
--------------------------------------------------------------------------------
ASSETS

 Current assets:

    Cash . . . . . . . . . . . . . . . . . . . . . . .      $    14,162
    Accounts and notes receivable. . . . . . . . . . .           16,059
    Inventory. . . . . . . . . . . . . . . . . . . . .           24,091
    Prepaid expenses and other current assets. . . . .            2,326
                                                            -----------
       Total current assets. . . . . . . . . . . . . .           56,638


Property and equipment, net. . . . . . . . . . . . . .          103,665

Other assets, net. . . . . . . . . . . . . . . . . . .           13,473
                                                            -----------

Total assets . . . . . . . . . . . . . . . . . . . . .      $   173,776
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable . . . . . . . . . . . . . . . . .      $     2,947
    Accrued expenses . . . . . . . . . . . . . . . . .           12,195
    Accrued interest . . . . . . . . . . . . . . . . .              866
                                                           ------------
      Total current liabilities. . . . . . . . . . . .           16,008

Long Term obligations . . . . . . . . . . . . .  . . .           40,931

Other liabilities. . . . . . . . . . . . . . . . . . .            5,813

LIABILITIES SUBJECT TO COMPROMISE. . . . . . . . . . .          174,662 (a)

Stockholders' equity:
    Common stock . . . . . . . . . . . . . . . . . . .               70
    Paid-in capital. . . . . . . . . . . . . . . . . .           32,427
    Retained deficit . . . . . . . . . . . . . . . . .          (81,130)
    Treasury stock, at cost. . . . . . . . . . . . . .          (15,005)
                                                           ------------
       Total stockholders' equity. . . . . . . . . . .          (63,638)
                                                           ------------

Total liabilities and stockholders' equity . . . . . .      $   173,776
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

(a) Liabilities subject to compromise consist of the following:
 Trade and other miscellaneous claims . . . . . . . . . . . . .    $     59,104
 Secured debt . . . . . . . . . . . . . . . . . . . . . . . . .          19,141
 Unsecured debentures . . . . . . . . . . . . . . . . . . . . .          87,886
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . .           5,140
 Unsecured notes. . . . . . . . . . . . . . . . . . . . . . . .             241
 Priority claims. . . . . . . . . . . . . . . . . . . . . . . .           3,150
                                                                   ------------
                                                                   $    174,662
                                                                   ------------

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                     NOVEMBER 3,
                                                                        2001
                                                                        ----
 Cash flows from operating activities:

    Net loss . . . . . . . . . . . . . . . . . . . . . . . . .     $   (3,778)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . .          1,701
     Loss on disposition of properties, net. . . . . . . . . .             22
     Net change in assets and liabilities:
       Accounts and notes receivable . . . . . . . . . . . . .         (2,528)
       Inventory . . . . . . . . . . . . . . . . . . . . . . .            (98)
       Accounts payable. . . . . . . . . . . . . . . . . . . .         (3,597)
       Accrued interest. . . . . . . . . . . . . . . . . . . .            866
       Other assets and liabilities. . . . . . . . . . . . . .           (381)
--------------------------------------------------------------------------------

 Net cash used in operating activities . . . . . . . . . . . .         (7,793)
--------------------------------------------------------------------------------

 Cash flows from investing activities:

    Purchase of property and equipment . . . . . . . . . . . .            (94)
    Net proceeds from sale of property, equipment and
      assets held for sale . . . . . . . . . . . . . . . . . .             54
--------------------------------------------------------------------------------

 Net cash used in investing activities . . . . . . . . . . . .            (40)
--------------------------------------------------------------------------------

 Cash flows from financing activities:

    Increase in revolving loan, net. . . . . . . . . . . . . .            903
    Borrowings of long-term obligations. . . . . . . . . . . .         40,931
    Repayment of long-term obligations . . . . . . . . . . . .        (30,237)
--------------------------------------------------------------------------------

 Net cash provided by financing activities . . . . . . . . . .         11,597
--------------------------------------------------------------------------------

 Increase in cash  . . . . . . . . . . . . . . . . . . . . . .          3,764
 Cash at beginning of period . . . . . . . . . . . . . . . . .         10,398
--------------------------------------------------------------------------------

 Cash at end of period . . . . . . . . . . . . . . . . . . . .     $   14,162
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

2.   CHANGES IN CAPITAL ACCOUNTS

An analysis of the capital stock accounts for the first three fiscal quarters ended November 3, 2001 follows:

                                      COMMON STOCK ISSUED AT                       PAID-IN CAPITAL IN
                                               AT                                     EXCESS OF
                                         $.01 PAR VALUE             AMOUNT            PAR VALUE
                                    --------------------------   --------------  ---------------------

    Balance February 3, 2001                  7,059,205           $     70,592          $32,415,803
    Employee stock purchase plan                  4,012                     40               11,006
    Stock options exercised                           -                      -                    -
    Stock awards                                      -                      -                    -
                                    --------------------------   -------------------------------------
    Balance November 3, 2001                 7,063,217            $     70,632          $32,426,809
                                    --------------------------   -------------------------------------



As of November 3, 2001, there were 2,057,178 shares of Common Stock held as treasury stock at an aggregate cost of $15,004,847 leaving 5,006,039 shares outstanding.

3.   EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average number of shares outstanding, including the dilutive effect of stock options, if appropriate, during each period. The weighted average number of shares used in the calculation of basic earnings per share were 5,006,039 and 4,978,813 for the third fiscal quarters ended November 3, 2001 and October 28, 2000, respectively, and 5,004,668 and 4,931,212 for the first three fiscal quarters ended November 3, 2001 and October 28, 2000, respectively. The weighted average number of shares used in the calculation of diluted earnings per share were 5,006,039 and 4,979,813 for the third fiscal quarters ended November 3, 2001 and October 28, 2000, respectively, and 5,004,668 and 4,913,212 for the first three fiscal quarters ended November 3, 2001 and October 28, 2000, respectively.

4.   SEASONALITY

The results of operations for the first three fiscal quarters ended November 3, 2001 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in Dairy Mart's marketing areas experiences a higher percentage of revenues and profit margins during the summer months than during the winter months. Historically, Dairy Mart has achieved more favorable financial results in its second and third fiscal quarters, as compared to its first and fourth fiscal quarters.

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

               Supplemental Consolidating Statement of Operations
              for the Three Fiscal Quarters Ended November 3, 2001
                                 (in thousands)

                                                    Parent      Guarantor
                                                    Company    Subsidiaries         FINOP       Eliminations        Consolidated
                                                    -------    ------------         -----       ------------        ------------
Revenues. . . . . . . . . . . . . . . .            $    235      $ 508,442         $   86        $        -          $ 508,763

Cost of goods sold and expenses:
  Cost of goods sold. . . . . . . . . .                   -        405,724              -                 -            405,724
  Operating and administrative expenses                 380        113,780              7                 -            114,167
  Impairment charge . . . . . . . . . .                   -         14,824              -                 -             14,824
  Chapter 11 related professional fees.                   -          1,234              -                 -              1,234
  Interest expense. . . . . . . . . . .              10,853             17            172                 -             11,042
                                                   ----------------------------------------------------------------------------

                                                     11,233        535,579            179                 -            546,991
                                                   ----------------------------------------------------------------------------

  Income (loss) before income taxes,
   equity in income (loss) of
   consolidated subsidiaries and                   (10,998)        (27,137)           (93)                -            (38,228)
   extraordinary items. . . . . . . . .

Benefit from (provision for)
    income taxes. . . . . . . . . . . .                  -            (248)            -                  -               (248)
                                                   ----------------------------------------------------------------------------

  Income (loss) before equity in
    income of consolidated subsidiaries
    and extraordinary items . . . . . .             (10,998)       (27,385)           (93)                -            (38,476)

Equity in income (loss) of consolidated
    subsidiaries. . . . . . . . . . . .             (28,507)           (93)            -              28,600                 -

Extraordinary loss on early retirement
    of debt . . . . . . . . . . . . . .                   -         (1,029)            -                  -             (1,029)

                                                   ----------------------------------------------------------------------------
    Net income (loss). . .. . . . . . .            $(39,505)     $ (28,507)        $  (93)       $    28,600         $ (39,505)
===============================================================================================================================


                    Supplemental Consolidating Balance Sheet
                             as of November 3, 2001
                                 (in thousands)

                                                      Parent      Guarantor
                                                     Company     Subsidiaries        FINOP       Eliminations     Consolidated
                                                     -------     ------------        -----       ------------     ------------

ASSETS

Current assets:
   Cash . . . . . . . . . . . . . . . .             $   2,781      $  11,381        $ 1,919        $     -          $  16,081
   Short-term investments . . . . . . .                  -               -              484              -                484
   Accounts and notes receivable. . . .                  -            16,059            307              -             16,366
   Inventory. . . . . . . . . . . . . .                  -            24,091             -               -             24,091
   Prepaid expenses and other
     current assets . . . . . . . . . .                    23          2,303             -               -              2,326
                                                    -------------- ---------------- -------------- ---------------- --------------
     Total current assets . . . . . . .                 2,804         53,834          2,710              -             59,348

Property and equipment, net . . . . . .                  -           103,665             -               -            103,665
Other assets, net . . . . . . . . . . .                 1,608         12,677            631              -             14,916
Investment in and advances to
   subsidiaries . . . . . . . . . . . .               156,825          1,060            812          (158,697)              -
                                                    -------------- ---------------- -------------- ---------------- --------------

Total assets. . . . . . . . . . . . . .             $ 161,237      $ 171,236        $ 4,153        $ (158,697)      $ 177,929
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     Obligations. . . . . . . . . . . .             $    -         $     -          $ 2,210        $    -           $   2,210
   Accounts payable . . . . . . . . . .                 2,947            -              -               -               2,947
   Accrued expenses . . . . . . . . . .                 1,306         10,889              8             -              12,203
   Accrued interest . . . . . . . . . .                   866            -               63             -                 929
                                                    -------------- ---------------- -------------- ---------------- --------------
     Total current liabilities. . . . .                 5,119         10,889          2,281             -              18,289
                                                    -------------- ---------------- -------------- ---------------- --------------

Long-term obligations, less
   Current portion above. . . . . . . .                39,760          1,171            -               -              40,931
Liabilities Subject to Compromise . . .               178,124         (3,462)           -               -             174,662
Other liabilities . . . . . . . . . . .                   -            5,813            -               -               5,813
Stockholders' equity. . . . . . . . . .               (61,766)       156,825          1,872          (158,697)        (61,766)
                                                    -------------- ---------------- -------------- ---------------- --------------

Total liabilities and
   stockholders' equity . . . . . . . .             $ 161,237      $ 171,236        $ 4,153        $ (158,697)      $ 177,929

==================================================================================================================================

               Supplemental Consolidating Statement of Cash Flows
              for the Three Fiscal Quarters Ended November 3, 2001
                                 (in thousands)


                                                         Parent      Guarantor
                                                        Company     Subsidiaries       FINOP         Eliminations    Consolidated
                                                        -------     ------------       -----         ------------    ------------

Net cash provided by (used in) operating
  activities . . . . . . . .                          $ (13,616)    $ 11,596         $   (509)       $     -         $  (2,529)
                                                      ------------- ---------------- --------------- --------------- ------------

Cash flows from investing activities:
  Purchase of and change in short-term
    Investments. . . . . . . . . . . .                    -                1            2,515              -             2,516
  Purchase of property and equipment .                    -           (3,928)             -                -            (3,928)
  Proceeds from sale of property,
    Equipment and assets held for sale                    -            1,303              -                -             1,303
  Investment in and advances to
    subsidiaries . . . . . . . . . . .                   2,934        (2,847)             (87)             -               -
                                                      ------------- ---------------- --------------- --------------- ------------
Net cash provided by (used in)
    investing activities . . . . . . .                   2,934        (5,471)           2,428              -             (109)
                                                      ------------- ---------------- --------------- --------------- ------------

Cash flows from financing activities:
  Borrowings of long-term obligations                   39,760         1,171              -                -            40,931
  Increase in revolving loan, net. . .                   5,854           -                -                -             5,854
  Repayment of long-term obligations .                 (32,681)       (1,063)             -                -           (33,744)
  Issuance of common stock . . . . . .                      11           -                -                -                11
                                                      ------------- ---------------- --------------- --------------- ------------
Net cash provided by (used in)
  financing activities . . . . . . . .                  12,944           108              -                -            13,052
                                                      ------------- ---------------- --------------- --------------- ------------

Increase (decrease) in cash  . . . . .                   2,262         6,233            1,919              -            10,414
Cash at beginning of fiscal year . . .                     519         5,148              -                -             5,667
                                                      ------------- ---------------- --------------- --------------- ------------

Cash at end of third fiscal quarter. .                $  2,781      $ 11,381         $  1,919        $     -         $  16,081
=================================================================================================================================


               Supplemental Consolidating Statement of Operations
              for the Three Fiscal Quarters Ended October 28, 2000
                                 (in thousands)

                                                     Parent      Guarantor
                                                    Company    Subsidiaries        FINOP          Eliminations     Consolidated
                                                    -------    ------------        -----          ------------     ------------

Revenues. . . . . . . . . . . . . . . .             $   211      $ 549,085        $     171       $     -          $ 549,467

Cost of goods sold and expenses:
  Cost of goods sold. . . . . . . . . .                  -         435,631               -              -            435,631
  Operating and administrative expenses                 262        115,860               16             -            116,138
  Interest expense. . . . . . . . . . .               9,297            316              181             -              9,794
                                                    ------------ ---------------- --------------- ---------------- -------------

                                                      9,559        551,807              197             -            561,563
                                                    ------------ ---------------- --------------- ---------------- -------------

  Income (loss) before income taxes
   And equity in income (loss) of
   Consolidated subsidiaries. . . . . .              (9,348)        (2,722)             (26)            -            (12,096)

Benefit from (provision for)
    Income taxes. . . . . . . . . . . .               4,300            845               12             -              5,157
                                                                                                         -
                                                    ------------ ---------------- --------------- ---------------- -------------

  Income (loss) before equity in
    Income of consolidated subsidiaries              (5,048)        (1,877)             (14)            -             (6,939)

Equity in income (loss) of consolidated
  Subsidiaries. . . . . . . . . . . . .              (1,891)           (14)              -            1,905                -
                                                    ------------ ---------------- --------------- ---------------- -------------

    Net income (loss) . . . . . . . . .             $(6,939)     $  (1,891)       $     (14)      $   1,905        $  (6,939)
================================================================================================================================


                    Supplemental Consolidating Balance Sheet
                             As Of February 3, 2001
                                 (In Thousands)

                                                         Parent      Guarantor
                                                        Company    Subsidiaries      FINOP        Eliminations  Consolidated
                                                        -------    ------------      -----        ------------  ------------

ASSETS

Current assets:
   Cash.........................................        $  3,721     $   1,519     $      427   $        -    $    5,667
   Short-term investments........................              -             -          3,000            -         3,000
   Accounts and notes receivable, net............             60        12,546            856            -        13,462
   Inventory.....................................              -        24,424              -            -        24,424
   Prepaid expenses and other
    current assets...............................             66         3,546              -            -         3,612
   Deferred income taxes.........................              -             -                           -             -
                                                     -------------------------------------------------------------------
     Total current assets........................          3,847        42,035          4,283            -        50,165

Property and equipment, net......................              -       111,448              -            -       111,448
Intangible assets, net...........................              -        13,731              -            -        13,731
Other assets, net................................          1,809        12,921            643            -        15,373
Investment in and advances to
 subsidiaries....................................        118,966         1,699            244     (120,909)            -
                                                     -------------------------------------------------------------------

     Total assets................................    $   124,622   $   181,834     $    5,170   $ (120,909)   $  190,717
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
   Current maturities of long-term
      obligations...............................     $     5,230   $       813     $        -   $        -    $    6,043
   Accounts payable..............................         25,544        18,817              -            -        44,361
   Accrued expenses..............................            599        15,213             23            -        15,835
   Accrued interest..............................          3,564             -             74            -         3,638
                                                     -------------------------------------------------------------------
     Total current liabilities...................         34,937        34,843             97            -        69,877

Long-term obligations, less
 current portion above...........................        111,957        14,470          3,130            -       129,557
Other liabilities................................              -        13,555              -            -        13,555
Stockholders' equity.............................        (22,272)      118,966          1,943     (120,909)      (22,272)
                                                     -------------------------------------------------------------------

Total liabilities and
 stockholders' equity............................    $   124,622   $   181,834     $    5,170   $ (120,909)   $  190,717
------------------------------------------------------------------------------------------------------------------------


               Supplemental Consolidating Statement of Cash Flows
              for the Three Fiscal Quarters Ended October 28, 2000
                                 (in thousands)

                                                         Parent      Guarantor
                                                        Company    Subsidiaries      FINOP        Eliminations  Consolidated
                                                        -------    ------------      -----        ------------  ------------

Net cash provided by (used in)
operating activities . . . . . . . .                $  (9,760)    $   10,938       $     232       $      -        $    1,410
                                                    ------------- ---------------- --------------- --------------- -----------

Cash flows from investing activities:
  Decrease in short-term
    Investments. . . . . . . . . . . .                     -             154          (2,854)             -            (2,700)
  Purchase of property and equipment .                     -         (15,363)             -               -           (15,363)
  Net proceeds from sale of property,
    Equipment and assets held for sale                     -           5,158              -               -             5,158
  Investment in and (advances to)
    Subsidiaries . . . . . . . . . . .                  5,351         (4,941)           (410)             -                 -
                                                    ------------- ---------------- --------------- --------------- -----------
Net cash provided by (used in)
  Investing activities . . . . . . . .                  5,351        (14,992)         (3,264)             -           (12,905)
                                                    ------------- ---------------- --------------- --------------- -----------

Cash flows from financing activities:
  Borrowings of long-term obligations                      -           4,827              -               -             4,827
  Increase in revolving loan, net. . .                  2,266          1,748              -               -             4,014
  Repayment of long-term obligations .                  1,693         (4,179)             -               -            (2,486)
  Issuance of common stock . . . . . .                    244              1              -               -               245
                                                    ------------- ---------------- --------------- --------------- -----------

Net cash provided by (used in)
financing activities . . . . . . . .                    4,203          2,397              -               -             6,600
                                                    ------------- ---------------- --------------- --------------- -----------

Decrease in cash  . . . . .                              (206)        (1,657)         (3,032)             -            (4,895)
Cash at beginning of fiscal year . . .                    206          4,458           3,038              -             7,702
                                                    ------------- ---------------- --------------- --------------- -----------

Cash at end of third fiscal quarter .               $      -      $    2,801       $       6       $      -        $    2,807
==============================================================================================================================

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

8.   IMPAIRMENT CHARGE

Management reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances indicate that the carrying account may not be recoverable. As a result of the termination of the merger agreement with DM Acquisition Corp., the Company recognized an impairment charge of $14.8 million in the second quarter of fiscal year 2002 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived

Assets to be Disposed Of." The impairment charge related to goodwill and other intangible assets including franchise rights and favorable leases.

9.   EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

On October 19, 2001, the Company retired the outstanding balance of approximately $26.5 million on its existing $30 million Revolving Credit Agreement. This debt became due when the Company defaulted by, among other things, not paying a $250,000 amendment fee to its lenders. On October 19, 2001, the Company received court approval of its entire $46 million DIP credit facility, and the Company retired its Revolving Credit Agreement with proceeds from the DIP credit facility. An extraordinary loss of approximately $1.0 million was incurred as a result of the early retirement which represented the write-off of remaining unamortized deferred financing costs at that date. No tax benefit has been recorded due to the uncertainty as to the Company's ability to utilize current operating losses to offset future income tax liabilities.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On September 24, 2001 (the "Petition Date"), the Company and substantially all of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for protection (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are currently operating their business as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 01-42400
(AJG). The Chapter 11 Cases do not include Financial Opportunities, Inc., a subsidiary of the Company.

CONSEQUENCE OF FILING

As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

On September 26, 2001, the Debtors received interim approval of its Debtor-In-Possession ("DIP") credit facility, and on October 19, 2001, the Company received approval on its entire $46 million DIP credit facility. The DIP credit facility has an initial term of twelve months, with an option to extend the term of the facility upon satisfaction of certain conditions. As a result, the Company expects to continue to pay for employee salaries and benefits, ongoing operations (including payments to vendors) and other working capital needs.

Substantially all of the Company's pre-petition debt is now in default due to the Filing. As described below, the accompanying unaudited consolidated financial statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." As required by SOP 90-7, the Company, beginning in the third quarter of fiscal year 2002, recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

As reflected in the unaudited consolidated financial statements, "Liabilities Subject to Compromise" refer to Debtor's liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are reflected in the attached balance sheet. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral security claims;
(6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtor as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings of the Chapter 11 Cases. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, gasoline and sales taxes held in trust, and certain other pre-petition claims.

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue to operate through the initial term of the DIP credit facility. However, the ability of the Company to continue operation on a going concern basis (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases,
(ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the ability of the Company to maintain profitability following such confirmation.

RESULTS OF OPERATIONS:
THIRD QUARTER FISCAL YEAR 2002 RESULTS COMPARED TO THIRD QUARTER FISCAL YEAR 2001 RESULTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       FOR THE FISCAL                    FOR THE THREE FISCAL
                                                                        QUARTER ENDED                        QUARTERS ENDED
                                                                -----------------------------       -----------------------------
                                                                NOVEMBER 3,       OCTOBER 28,       NOVEMBER 3,       OCTOBER 28,
                                                                   2001              2000              2001              2000
                                                                   ----              ----              ----              ----

---------------------------------------------------------------------------------------------------------------------------------

    Revenues . . . . . . . . . . . . . . . .                  $ 167,944        $ 180,723         $  508,763       $  549,467

    Cost of goods sold and expenses:
      Cost of goods sold . . . . . . . . . .                    134,298          144,276            405,724          435,631
      Operating and administrative expenses.                     38,161           39,986            114,167          116,138
      Impairment charge. . . . . . . . . . .                        -                -               14,824               -
      Chapter 11 related professional fees .                      1,234              -                1,234               -
      Interest expense . . . . . . . . . . .                      3,724            3,372             11,042            9,794
                                                              ---------        ---------         ----------       ----------

                                                                177,417          187,634            546,991          561,563
                                                              ---------        ---------         ----------       ----------

    Income (loss) before income taxes and                        (9,473)          (6,911)           (38,228)         (12,096)
      extraordinary items . . . . . . . . .
    Benefit from (provision for) income
      taxes. . . . . . . . . . . . . . . . .                          -            2,763               (248)           5,157
                                                              -----------      ----------        -----------      ----------
    Income (loss) before extraordinary
      items. . . . . . . . . . . . . . . . .                     (9,473)          (4,148)           (38,476)          (6,939)

    Extraordinary loss on early retirement
      of debt (Note 9) . . . . . . . . . . .                     (1,029)               -             (1,029)              -
                                                              -----------      ----------        -----------      ----------

      Net income (loss). . . . . . . . . . .                  $ (10,502)       $  (4,148)        $  (39,505)      $   (6,939)
---------------------------------------------------------------------------------------------------------------------------------

    Earnings (loss) per share - Basic                         $   (2.10)       $   (0.83)        $    (7.89)      $    (1.41)

    Earnings (loss) per share - Diluted                       $   (2.10)       $   (0.83)        $    (7.89)      $    (1.41)


REVENUES

Revenues for the third fiscal quarter decreased $12.8 million compared to the same period for the prior fiscal year. Revenues for the first three fiscal quarters decreased $40.7 million compared to the same period for the prior fiscal year. A summary of revenues by functional area is shown below:

                                                     For the Third Fiscal                         For the Three Fiscal
                                                         Quarter Ended                               Quarters Ended
                                          --------------------------------------------   -------------------------------------

                                              November 3,             October 28,             November            October
                                                 2001                    2000                 3, 2001             28, 2000
                                          ------------------    -----------------         ----------------    ---------------
                                                                               (in millions)
         Convenience Stores                          $ 93.3                $94.9               $274.3             $285.7
         Gasoline                                      74.5                 85.6                233.9              263.0
         Other                                           .1                   .2                   .6                 .8
                                          ------------------    -----------------         ----------------    ---------------
         Total                                       $167.9               $180.7               $508.8             $549.5
                                         ===================    =================         ================    ===============




Convenience store revenues decreased $1.6 million or 1.7%, for the third fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily due to a 1.1% increase in comparable convenience store merchandise sales and the sale, closure or franchising of eighteen underperforming company-operated stores during the four quarters ended November 3, 2001, partially offset by the opening of one new store during the same period.

Convenience store revenues decreased $11.4 million, or 4.0%, for the first three fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily due to a 1.0% decrease in comparable convenience store merchandise sales and the sale, closure, or franchising of underperforming stores, as described above, partially offset by the opening of one new store during the same period.

Gasoline revenues decreased $11.1 million for the third fiscal quarter compared to the same period for the prior fiscal year. This decrease was the result of a
4.6 million gallon decrease in the number of gallons sold in the third fiscal quarter and a decrease in the average selling price of gasoline of 8.2 cents per gallon in the third fiscal quarter, as compared to the same period for the prior fiscal year.

Gasoline revenues decreased $29.1 million for the first three fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily the result of a 16.4 million gallon decrease in the number of gallons sold in the first three fiscal quarters, which included a decrease of 10.3 million gallons in comparable gasoline locations, a decrease in the average selling price of gasoline of 3.1 cents per gallon, and the sale or closure of twelve underperforming gasoline locations during the four quarters ended November 3, 2001, partially offset by the opening of one new gasoline location during the same period.

GROSS PROFIT

Gross profits decreased $2.8 million for the third fiscal quarter compared to the same period for the prior fiscal year. Gross profits decreased $10.8 million for the first three fiscal quarters compared to the same period for the prior fiscal year. A summary of gross profits by functional area is shown below:


                                                     For the Third Fiscal                         For the Three Fiscal
                                                         Quarter Ended                               Quarters Ended
                                           -------------------------------------------    -------------------------------------

                                              November 3,             October 28,            November 3,         October 28,
                                                 2001                    2000                   2001                2000
                                            ----------------    -----------------         ----------------   -----------------
                                                                               (in millions)
         Convenience Stores                           $28.6                $31.4                   $87.8               $95.6
         Gasoline                                       4.9                  4.8                    14.7                17.4
         Other                                           .1                   .2                      .6                  .8
                                            ----------------    -----------------         ----------------   -----------------
         Total                                        $33.6                $36.4                  $103.1              $113.8
                                            ================    =================         ================   =================


Convenience store gross profits decreased $2.8 million, or 8.9%, for the third fiscal quarter compared to the same period for the prior fiscal year. This decrease was primarily attributable to the decrease in convenience store revenues, as described above, and an increase in the cost of dairy and tobacco products.

Convenience store gross profits decreased $7.8 million, or 8.2%, for the first three fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily attributable to the decrease in convenience store revenues for the first three fiscal quarters, as described above, and an increase in the cost of dairy and tobacco products, partially offset by income generated from the implementation of an ATM surcharge during the prior fiscal year.

Gasoline gross profits increased $0.1 million for the third fiscal quarter compared to the same period for the prior fiscal year. This increase was primarily attributable to an increase in the average gasoline profit margin of
0.9 cents per gallon, partially offset by the decrease in gasoline gallons sold described above, as compared to the same period for the prior fiscal year.

Gasoline gross profits decreased $2.7 million for the first three fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily attributable to the reduction in gallons sold as described above, and a 0.7 cent per gallon decrease in the average gasoline profit margin, as compared to the same period for the prior fiscal year.

OPERATING EXPENSES, ADMINISTRATIVE EXPENSES AND THE IMPAIRMENT CHARGE

Operating expenses, administrative expenses and the impairment charge decreased $0.6 million for the third fiscal quarter compared to the same period for the prior fiscal year. Operating expenses, administrative expenses and the impairment charge increased $14.1 million for the first three fiscal quarters compared to the same period for the prior fiscal year. A summary of operating expenses, administrative expenses and the impairment charge is shown below:


                                                    For the Third Fiscal                         For the Three Fiscal
                                                       Quarter Ended                                Quarters Ended
                                          -----------------------------------------     -------------------------------------

                                              November 3,             October 28,           November 3,         October 28,
                                                 2001                    2000                  2001                2000
                                          -------------------  --------------------     ------------------  -----------------
                                                                              (in millions)

  Operating Expenses                                $30.8                $31.0               $90.8                 $92.0
  Impairment Charge                                     -                    -                14.8                     -
  General & Administrative
    Expenses                                          8.6                  9.0                24.6                  24.1
                                          ------------------    -----------------    ----------------    -----------------
  Total                                             $39.4                $40.0              $130.2                $116.1
                                          ==================    =================    ================    =================


Operating expenses reflected little change for the third fiscal quarter, as compared to the same period for the prior fiscal year. Savings realized from the sale, closure or franchising of eighteen underperforming stores, as described above, were offset by increases in store labor costs, equipment depreciation, and occupancy expenses.

Operating expenses decreased $1.2 million for the first three fiscal quarters compared to the same period for the prior fiscal year. This decrease was primarily attributed to store dispositions, as described above, and a $0.7 million reduction in store cash losses, partially offset by an increase in equipment depreciation and occupancy expenses.

An impairment charge of $14.8 million was recorded during the second quarter of the current fiscal year. This impairment charge is described in greater detail in Note 8 of the Notes to Consolidated Financial Statements.

General and administrative expenses decreased $0.4 million for the third fiscal quarter, as compared to the same period of the prior fiscal year. Savings realized from a decrease in labor costs of $0.7 million was partially offset by an increase in deferred financing costs and Chapter 11 related professional fees.

General and administrative expenses increased $0.5 million for the first three fiscal quarters compared to the same period for the prior fiscal year. This increase was primarily attributable to an increase in severance and related costs associated with a reduction in corporate headquarter positions, an increase in corporate governance costs and Chapter 11 related professional fees, partially offset by a decrease in wages and store closing costs.

INTEREST EXPENSE, INFLATION AND TAXES

Interest expense increased $0.4 million for the third fiscal quarter compared to the same period for the prior fiscal year. Interest expense increased $1.2 million for the first three fiscal quarters compared to the same period for the prior fiscal year. The increase for the third fiscal quarter and the first three fiscal quarters, as compared to the same periods for the prior fiscal year, was primarily attributable to an increase in the average outstanding balance of the revolving credit facility and an increase in bank fees, partially offset by a decrease in interest rates.

Inflation did not have a material effect on the Company's revenues, gross profit, and operating and administrative expenses in the third quarter and first three quarters of fiscal 2002 and 2001.

The Company did not record a tax benefit in the current year third quarter and the current year first three fiscal quarters because of the uncertainty as to its ability to utilize current operating losses to offset potential future income tax liabilities. The Company recorded a tax benefit at the effective rate of 40% for the third quarter and 43% for the first three quarters of fiscal year 2001. The effective rate was higher than the statutory rate because of the nondeductible amortization of acquired assets.

CAPITAL EXPENSES

As a result of the Filing, the Company has continued to defer new store openings and related capital expenditures. Any additional capital expenditures are expected to be paid with proceeds from the DIP credit facility.

LIQUIDITY AND CAPITAL RESOURCES

On September 24, 2001, as a consequence of impending liquidity issues facing the Company during the second quarter of fiscal year 2002 and after not making the $250,000 payment due under its credit facility and the $4.5 million payment due on its 10 1/4 Senior Subordinated Notes due 2004, the Company, and substantially all of its subsidiaries, filed for Chapter 11 protection.

On September 26, 2001, the Company received interim approval of its DIP credit facility, and on October 19, 2001, the Company received approval of its entire $46 million DIP credit facility. As a result, the old credit facility was retired, and the Company expects to continue to pay for employee salaries and benefits, ongoing operations (including payments to vendors) and other working capital needs using funds acquired from its DIP credit facility.

The Company has also identified stores with negative cash flow that it expects to close in the near future. Such closings are expected to create income from the sale of assets as well as to minimize losses suffered by the Company due to the poor performance of these stores. However, the Company's Chapter 11 filing, recurring operating losses and reduced cash flows from operating activities as well as other previously disclosed conditions raise substantial doubt about the Company's ability to continue as a going concern

CASH FLOW FROM OPERATING ACTIVITIES

Net cash used in operating activities was $2.5 million in the first three quarters of the current fiscal year compared to net cash provided by operating activities of $1.4 million in the same period of the prior fiscal year. This change was primarily the result of decreased earnings of the Company and an increase in accounts receivable, partially offset by increases in accounts payable, accrued interest and other liabilities.

CASH USED BY INVESTING ACTIVITIES

Net cash used in investing activities was $0.1 million in the first three quarters of the current fiscal year compared to $12.9 million in the same period of the prior year. The decrease in cash used was primarily the result of decreased purchases of property and equipment.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by financing activities was $13.0 million for the first three quarters of the current fiscal year compared to net cash provided by financing activities of $6.6 million for the same period of the prior year. The increase in cash provided by financing activities was primarily generated by the proceeds from debtor-in-possession financing, largely offset by the paydown on the former Credit Facility.

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

BUSINESS OUTLOOK

This Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified by the words "anticipate", "believe", "expect", "plan", "intend", "should", "estimate", and similar expressions. These forward-looking statements include statements relating to the Company's plans and objectives to upgrade and remodel store locations, to implement its Business Segmentation Plan and Business Restructuring Plan, to reorganize the Company under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, to pay its employee salaries and benefits, to pay for its ongoing operations (including payments to vendors) and other working capital needs, to comply with the terms of the DIP Financing and any cash management order enter by the Bankruptcy Court in connection with the Chapter 11 Cases, to maintain adequate cash on hand, to generate cash from operations, to receive confirmation of a plan or plans or reorganization under the Bankruptcy Code, to maintain profitability following such confirmation, to sell or lease certain assets, to explore strategic alternatives, including the possible sale of the Company, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, the future profitability of the Company, the ability of the Company to reorganize itself and successfully emerge from its Chapter 11 bankruptcy, perceptions of the Company by the Company's customers and vendors regarding the Company's bankruptcy filing and their willingness to continue to do business with the Company after its bankruptcy, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, general economic conditions and other factors disclosed in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Prior to securing DIP financing, the Company was in default under its Revolving Credit Agreement for failing to pay a $250,000 amendment fee to its lenders (due in the event the Company failed to consummate its merger by September 1, 2001) and for failing to comply with certain financial ratio covenants. The Company also did not make an interest payment of approximately $4.5 million that was due September 17, 2001, according to its 10 1/4% Senior Subordinated Notes due 2004. On September 24, 2001, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11. On October 19, 2001, the Company received court approval of a $46 million DIP credit facility, and the Company retired its Revolving Credit Agreement with proceeds from the DIP credit facility. As of the date of its bankruptcy filing, the Company had an outstanding balance (including interest) of approximately $93.7 million on its senior subordinated notes.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

1. Exhibit (10) - Loan and Security Agreement by and among Dairy Mart
                  Convenience Stores, Inc. and certain of its subsidiaries that are signatories hereto, as Debtors and Debtors-In-Possession, as Borrowers, certain of its subsidiaries that are Signatories hereto, as Debtors and Debtors-In-Possession, as Guarantors, the Lenders that are Signatories hereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent. Dated as of September 26, 2001.

2. Exhibit (11) - Statement re: Computation of Per-Share Earnings.


REPORTS ON FORM 8-K:

On December 18, 2001, the Company filed a Current Report on Form 8-K, under Item 3, disclosing the filing by Dairy Mart Convenience Stores, Inc. and substantially all of its subsidiaries, for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

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