Form 10-K
period 2002-02-02
DAIRY MART CONVENIENCE STORES INC
filed 2002-07-02
CIK 721675

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                  FEBRUARY 2, 2002

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

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock (Par
                                  Value $.01)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of April 26, 2002, 5,006,039 shares of Common Stock were outstanding, and the aggregate market value of Common Stock outstanding of DAIRY MART CONVENIENCE STORES, INC., held by nonaffiliates was approximately $35,001.

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OUTLOOK

     This Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified by the words "anticipate", "believe", "expect", "plan", "intend", "should", "estimate", and similar expressions. These forward-looking statements include statements relating to the Company's plans and objectives to reorganize the Company under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, including a possible sale (whether to Couche-Tard or to another bidder pursuant to a "363 sale"), to pay its employee salaries and benefits, to pay for its ongoing operations (including payments to vendors) and other working capital needs, to comply with the terms of its DIP Facility (or to be provided additional financing under the DIP Facility while in default) and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, to maintain adequate cash on hand, to generate cash from operations, to receive confirmation of a plan or plans of reorganization under the Bankruptcy Code, to maintain profitability following such confirmation, to sell or lease certain assets, as well as the availability of supplies of gasoline, the estimated costs for environmental remediation and the sufficiency of the Company's liquidity and the availability of capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the availability of financing and additional capital to fund the Company's operations on acceptable terms (including the DIP Facility lenders' willingness to provide additional financing while the Company is in default), if at all, the ability of the Company to reorganize itself and successfully emerge from its Chapter 11 bankruptcy, whether through a "stand-alone" reorganization, a reorganization through the sale of the Company's assets, or another method, perceptions of the Company by the Company's customers and vendors regarding the Company's bankruptcy filing and their willingness to continue to do business with the Company after its bankruptcy, the Company's ability to negotiate and enter into lease, acquisition and supply agreements on acceptable terms, competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental regulatory requirements, detection of unanticipated environmental conditions, the timing of reimbursements from state environmental trust funds, weather conditions, the favorable resolution of certain pending and future litigation, general economic conditions and other factors disclosed in this Form 10-K and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

     Dairy Mart Convenience Stores, Inc., and its subsidiaries (the "Company" or "Dairy Mart") operate one of the nation's largest regional convenience store chains. Founded in 1957, the Company operates 480 stores under the "Dairy Mart" name in seven states located in the Midwest and Southeast, of which 89 stores are franchised.

     Dairy Mart stores offer a wide range of products and services that cater to the convenience needs of its customers, including gasoline, milk, ice cream, groceries, beverages, snack foods, candy, deli products, publications, health and beauty care aids, tobacco products, select highly consumable general merchandise, lottery tickets, money orders and select customer focused services. The stores are typically located in densely populated, suburban areas on sites which are easily accessible to customers and provide ample parking. Dairy Mart stores are generally free-standing, well-lit structures and are designed to encourage customers to purchase high-profit margin products, such as deli items, coffee, fountain drinks and other fast food items.

     The Company is incorporated in Delaware and maintains its principal executive offices at One Dairy Mart Way, 300 Executive Parkway West, Hudson, Ohio 44236. The Company's telephone number is (330) 342-6600.

BANKRUPTCY FILING

     On September 24, 2001 (the "Petition Date"), Dairy Mart Convenience Stores, Inc. and all of its subsidiaries (with the exception of Financial Opportunities, Inc.) (collectively, the "Debtor" or "Debtors") filed voluntary petitions for protection (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are currently operating their business as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 01-42400
(AJG). The Chapter 11 Cases are also discussed in Note 1 to the Consolidated Financial Statements.

     An official creditors' committee representing the Debtors' unsecured creditors has been appointed in the Chapter 11 Cases (the "Creditors' Committee"). The Creditors' Committee has played an important role in the Chapter 11 Cases and will be a critical party in the negotiation of the terms of any plan or plans of reorganization.

     As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent a specific order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases. Substantially all pre-petition liabilities, including rejection damages claims by the parties to contracts or leases that are rejected, are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

     On June 5, 2002, the Company executed an asset purchase agreement (the "Purchase Agreement") pursuant to which Alimentation Couche-Tard Inc. ("Couche-Tard") agreed to acquire the majority of the Company's stores. Under the terms of the Purchase Agreement, Couche-Tard would acquire the majority of Dairy Mart's stores for approximately $80 million in cash, subject to adjustments, and the assumption of certain liabilities. Couche-Tard would also manage any stores that it does not acquire, with the intention of eventually selling or closing those stores on behalf of the Company. The Company's board of directors and the Creditors' Committee have approved the transaction. The execution of the Purchase Agreement commences the auction process required under
Section 363 of the Bankruptcy Code in which other interested parties may submit bids for the Company. The Company anticipates that an auction will be held for qualified bidders on July 30, 2002. If the Purchase Agreement is completed, the Company would submit a plan of reorganization and liquidation pursuant to the Bankruptcy Code. There can be no assurance, however, that the Company or Couche-Tard will be able to complete the Purchase Agreement or that a reorganization or liquidation plan will be proposed by the Debtors or confirmed by the Bankruptcy Court. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date. By subsequent action, the Bankruptcy Court has extended such exclusivity period until July 19, 2002. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization or liquidation for the Debtors. A plan of reorganization (or liquidation) must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The Company believes, based on information presently available to it, that a plan of reorganization will likely result in holders of the Company's common stock receiving no value for their interests.

     On September 26, 2001, the Debtors received interim approval of their debtor-in-possession credit facility (as amended from time to time, the "DIP Facility") and on October 19, 2001, the Company received approval on its entire $46 million DIP Facility. The DIP Facility has an initial term of twelve months with an option to extend the term of the facility upon the satisfaction of certain conditions. During the first quarter and first period of the second quarter of fiscal year 2003 the Company failed to meet certain earnings covenants required by the terms of the DIP Facility. The Company notified the DIP Facility lenders that the Company was in default under the terms of the DIP Facility. Subsequent to receiving notification from the Company of the event of default, the DIP Facility lenders have continued to provide financing to the Company under the terms of the DIP Facility. The

Company believes the DIP Facility will be retired in full if the Purchase Agreement is consummated. The Company and the DIP Facility lenders have agreed in principle to the terms of an agreement whereby the DIP Lenders have agreed to forbear from exercising their rights and remedies with respect to the present events of default and any financial covenant defaults, and continue to provide financing in accordance with the terms of the DIP Facility through August 23, 2002. The agreement is subject to execution by the parties and Bankruptcy Court approval. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information concerning cash availability and the DIP Facility.

     The Company believes, based on information presently available to it, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow it to continue to operate through the consummation of the Purchase Agreement. However, the ability of the Company to continue operation on a going concern basis (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases,
(ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation and consummation of a plan of reorganization under the Bankruptcy Code and (v) the continued availability of financing under the DIP Facility given the continuance of a default or defaults.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Filing and related circumstances, however, the Company's ability to continue as a going concern is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

STORES

     The Company's stores are generally located in suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. Store location, design, lighting and layout are intended to cater to customers' desire for fast and convenient access. As of February 2, 2002, 202 locations also sold gasoline, which the Company believes is an important convenience for customers.

     Shelving and displays, including refrigeration units, deli and other fast food counters and displays, are designed to encourage customers to purchase high profit margin products including impulse purchase items such as candy, fountain drinks and ice cream novelties. All of the Company's stores also offer extended hours for additional convenience, with over one-half of the stores open 24 hours per day. A typical Dairy Mart store ranges between 2,400 and 3,800 square feet and is a freestanding structure.

     As of February 2, 2002, the Company operated and franchised retail convenience stores in the following states:

                                                              NUMBER OF
                                                               STORES
                                                              ---------
Ohio........................................................     307
Kentucky....................................................      93
Pennsylvania................................................      29
Michigan....................................................      27
Indiana.....................................................      16
Tennessee...................................................       6
North Carolina..............................................       2
                                                                 ---
Total Stores................................................     480
                                                                 ===

     The following table shows the number of Company and franchise stores that were opened or acquired, closed or sold, and transferred between Company-operated and franchise-operated, during the last three fiscal years:

                                   FEBRUARY 2, 2002                  FEBRUARY 3, 2001                  JANUARY 29, 2000
                            ------------------------------    ------------------------------    ------------------------------
                            COMPANY     FRANCHISE             COMPANY     FRANCHISE             COMPANY     FRANCHISE
                            OPERATED    OPERATED     TOTAL    OPERATED    OPERATED     TOTAL    OPERATED    OPERATED     TOTAL
                            --------    ---------    -----    --------    ---------    -----    --------    ---------    -----
At beginning of period....    444          103        547       475          128        603       477          141        618
Opened or acquired........      1           --          1         9           --          9        18           --         18
Closed or sold............    (58)         (10)       (68)      (42)         (23)       (65)      (25)          (8)       (33)
Transferred (net).........      4           (4)        --         2           (2)        --         5           (5)        --
                              ---          ---        ---       ---          ---        ---       ---          ---        ---
                              391           89        480       444          103        547       475          128        603
                              ===          ===        ===       ===          ===        ===       ===          ===        ===

EVALUATION OF EXISTING STORE BASE AND CLOSING UNDER-PERFORMING STORES

     The Company evaluates the performance of each of its stores in order to determine its contribution to the Company's overall profitability. Management determines a minimum acceptable level of store performance required for a store to be eligible for on-going capital expenditures and/or lease option renewal or re-negotiation. Accordingly, in fiscal year 2002, the Company closed 58 of its retail facilities because of their inability to meet the Company's economic and non-economic criteria for long-term stability and growth. An additional ten stores were sold to independent operators in fiscal year 2002. Additional stores have been closed subsequent to February 2, 2002 and future store closures may occur as a result of the Company's plan of reorganization.

GASOLINE OPERATIONS

     Gasoline sales accounted for approximately 45% of total revenue in fiscal year 2002, 48% in fiscal year 2001 and 40% in fiscal year 2000. As of February 2, 2002, 202 stores sold gasoline.

     The Company's gasoline pricing strategy has historically been designed, in part, to provide value to customers by offering the same quality gasoline offered by major oil companies at prices that are generally below the prices of nationally advertised brands and comparable to the prices of other convenience store chains.

     Gasoline profit margins have a significant impact on the Company's income. These profit margins could be adversely influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market due to supply interruptions. In addition, gasoline profit margins are continually influenced by competition in each local market area. Throughout fiscal years 2001 and 2002, the Company's operating results were adversely impacted by high wholesale gasoline prices and competitive pressures that prevented the Company from fully recovering these higher wholesale costs in the form of higher retail selling prices.

PRODUCT SELECTION

     All stores generally offer more than 3,000 core food and non-food convenience items featuring well-known national brand names, as well as the Company's private label products. Food items include a wide variety of products, including canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, cappuccino, hot dogs, deli meats and deli sandwiches and similar foods. Non-food convenience items include gasoline (at 202 stores), cigarettes, health and beauty aids, publications, lottery tickets, ATMs and money orders.

     The Company has installed branded food service, which carries a relatively higher gross profit margin, at 36 store locations, including 13 Mr. Heros(R), 12 Taco Bells(R) and 8 Subways(R). These branded food service offerings seek to allow the Company to offer competitive, high-quality food service and increase customer traffic providing ancillary sales opportunities for gasoline and other convenience items.

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

FRANCHISE OPERATIONS

     The Company franchises 89 stores. Franchise stores generally follow the same operating policies as Company-operated stores, and are subject to Company supervision under franchise agreements. Company-operated and franchise-operated stores are of the same basic store design and sell substantially the same types of products.

     The Company offers two types of franchising arrangements: a "full" franchise and a "limited" franchise. Under a full franchise agreement, the franchisee purchases and owns both the merchandise inventory and the equipment located in the store and leases or subleases the store from the Company. Under a limited franchise agreement, the franchisee owns only the merchandise inventory while the Company retains ownership of the store equipment. Franchise fees are higher for limited franchisees. As of February 2, 2002, there were 32 full franchise locations and 57 limited franchise locations.

ADVERTISING

     To promote a uniform image for all stores, the Company designs and coordinates advertising for most stores to complement its marketing strategy, which is derived, in part, from market history and research. In-store, newspaper, direct-mail, special promotions, outdoor billboard and radio advertising focus on current promotional offerings and also feature certain specially priced items designed to attract today's time-constrained consumers in search of convenience related items, and typically include national brand items for which advertising costs are often supplemented by the national brand vendor partners. Sales promotions are generally established and maintained on a monthly basis.

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

EMPLOYEES

     As of February 2, 2002, exclusive of franchisees and franchisees' employees, the Company employed, on a full-time or part-time basis, approximately 3,500 employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees. The Company implemented employee retention plans in conjunction with the Filing, which it believes will enhance its ability to retain employees.

ENVIRONMENTAL COMPLIANCE

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures relating to its gasoline operations. These laws and regulations relate primarily to underground storage tanks ("USTs"). The United States Environmental Protection Agency has established standards for, among other things, (i) maintaining leak detection,
(ii) upgrading UST systems, (iii) taking corrective action in response to releases, (iv) closing USTs to prevent future releases, (v) keeping appropriate records and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. Most states in which the Company operates also have adopted UST regulatory programs. The Company has retained an outside third party to perform testing and remediation services for those of its stores for which it is responsible for performing environmental compliance and remediation.

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

ITEM 2. PROPERTIES

     The Company's stores are generally located in suburban areas, and are situated close to single-family homes and apartments to attract neighborhood shoppers. The stores are located in Ohio, Kentucky, Pennsylvania, Michigan, Indiana, Tennessee and North Carolina. A typical Dairy Mart store ranges between 2,400 and 3,800 square feet and is a freestanding structure.

     Of the 480 stores in operation as of February 2, 2002, 73 were owned by the Company and 407 were leased. The Company's policy is to endeavor to lease or sublease these locations to third parties. From time to time, the Company has entered into sale-leaseback transactions whereby the Company sells retail locations and leases such locations back from the purchasers. The Company's corporate headquarters, a 47,000 square-foot facility in Hudson, Ohio, is leased from a third party. In addition, the Company leases administrative offices for various regional operations.

     Pursuant to the Bankruptcy Code, the Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through the date at which a plan of reorganization is confirmed. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the applicable facility will be owned rather than leased.

ITEM 3. LEGAL PROCEEDINGS

     On the Petition Date, the Debtors submitted the Filing under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are discussed in greater detail in
Item 1, Item 7 and in Note 1 to the Consolidated Financial Statements.

     The Company is a defendant in an action captioned Colley v. Dairy Mart Convenience Stores, Inc. (Case No. CV 2001-08-3774) that was initiated on August 13, 2001 in the Summit County Court of Common Pleas by J. Wayne Colley, the former Executive Vice President and Chief Operating Officer of the Company. The action alleges that the Company committed a breach of Mr. Colley's severance agreement with the Company, and Mr. Colley is seeking damages in the approximate amount of $167,000. Mr. Colley also filed proofs of claims against the Company in the Bankruptcy Court relating to the claims he alleged in the lawsuit.

     Gregory Landry, President and Chief Executive Officer of the Company, has filed proofs of claims against the Debtors in connection with contingent, undetermined and unliquidated claims that Mr. Landry may have with respect to indemnification, contribution, reimbursement or other payments from the Debtors. Also, the Company's Directors have filed proofs of claims against the Company in connection with unpaid Directors' fees, and Mr. William A. Foley has filed a claim based on deferred director's fees pursuant to the Directors' Deferred Compensation Plan. The Company is evaluating these claims and believes that they will be treated in a manner consistent with other similarly situated claimants.

     Robert B. Stein, Jr., the Company's former President, Chief Executive Officer and Chairman of the Board, filed a proof of claim against the Company with the Bankruptcy Court regarding unpaid wages, expenses, and benefits pursuant to his Employment Agreement with the Company in the approximate amount of $4.8 million. The Company, however, believes that the allowable portion of his claim will not exceed $1,200,000. Mr. Stein also filed proofs of claims against the Company and certain of its subsidiaries for unknown, contingent and unliquidated claims. Furthermore, DM Acquisition Corp., which is owned by Mr. Stein, has filed a proof of claim against the Company in the amount of $550,245 to recover certain professional services fees.

     The Company was a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores"). The action is captioned New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (U.S. District Court for the State of Connecticut). This action was commenced on April 17, 1997, by New England Dairies, Inc. ("NED") alleging that the Company committed an anticipatory breach of a supply agreement entered into between NED and the Company on April 25, 1995 ("the Agreement"), when the Company entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. On February 4, 2002, judgment was entered in favor of NED for $960,194. Neither party appealed. NED has filed with U.S. District Court for the State of Connecticut a motion for prejudgment interest and attorney's fees. This motion is pending. The Company has recognized in the accompanying financial statements for fiscal year 2002, a $1.7 million provision for the judgment and related expenses. As a result of the Company's bankruptcy, the United States Bankruptcy Court for the Southern District of New York and the U.S. District Court for the State of Connecticut are determining NED's status as a secured or unsecured creditor.

     On December 20, 2001, Frank Colaccino ("Colaccino"), the former Chief Executive Officer of the Company, whose employment with the Company was terminated in August of 1994, Richard M. Osborne ("Osborne") and William Lannon (collectively, the "Delaware Plaintiffs") filed a complaint, Colaccino et al. v. Dairy Mart Convenience Stores, Inc., C.A. No. 19322 NC, against the Company in the Court of Chancery of the State of Delaware (the "Delaware Action"), which alleged, among other things, that there had not been a meeting of stockholders since May, 2000. The Delaware Plaintiffs sought an order compelling the Company to hold an annual meeting of stockholders and to elect directors at the proposed meeting. The Delaware Action is effectively stayed because the parties have agreed to extend the Company's time to answer the complaint without assigning a date for further hearing and have also agreed that the plaintiffs would only pursue the Delaware Action in the event all outstanding issues among the parties were not resolved in the Colaccino Action (described in the paragraph immediately following this paragraph).

     On January 14, 2002, the Company initiated an adversary proceeding in the Bankruptcy Court captioned Dairy Mart Convenience Stores, Inc., et al. v. Colaccino, et al., No. 02/02019 (the "Colaccino Action"). The Company initiated this suit against the Delaware Plaintiffs to stay and permanently enjoin the prosecution of the Delaware Action and for breach of the automatic stay provisions of Bankruptcy Code. Because the Company is insolvent, the Company asserted that the plaintiffs have no economic interests in the Company's estates and no right to demand a meeting of stockholders. The Company also asserted that allowing the Delaware Action to go forward would likely impair the reorganization proceedings and violate the automatic stay provisions of the Bankruptcy Code. Discovery has not yet been completed in this matter.

     On January 14, 2002, Colaccino, William Lannon, Joseph Wodarski and Bonita Wodarski (collectively, the "Movants") filed a motion in the Bankruptcy Court (the "Motion") for leave to commence a derivative action in the United States District Court for the Western District of Pennsylvania against the Company, a nominal defendant, and the Company's former and current directors. The Movants proposed to file a complaint asserting claims for common law fraud, violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and breach of fiduciary duty on behalf of the Company against the named defendants. The proposed complaint revolves around the management buyout proposed by Mr. Robert
B. Stein, Jr., and the Movants would (if permitted to do so) seek compensatory damages, punitive damages, attorney fees and costs totaling approximately $168 million and treble damages under RICO in the amount of $504 million. The Bankruptcy Court held that the Company had priority in the first instance to assert these potential claims and that the Creditors' Committee was next in priority to assert any potential claims. The Bankruptcy Court has allowed the Company and the Creditors' Committee until June 5, 2002, to investigate the allegations in the proposed complaint and to determine whether either would seek to assert a potential derivative claim. Additionally, the Bankruptcy Court denied the Motion without prejudice to Movants filing a separate motion after June 5, 2002. Although the Creditors' Committee has completed its investigation as to whether Movants' proposed claims should be pursued it has not yet issued its determination. The Company anticipates that the Creditors' Committee will issue its determination by the week of July 15, 2002. The Company believes it will make its determination shortly thereafter. Since, the Movants have appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of New York, but briefing of their appeal has been stayed pending a conference with the District Court which has been scheduled for July 26, 2002, at which time the District Court will expect to hear the Creditors' Committee's and the Company's determinations. The Company does not expect that Movants will attempt to file another motion to pursue a derivative action before that date.

     The Company anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization in accordance with the provisions of the Bankruptcy Code. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. Please see Notes 1 and 15 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has not paid cash dividends on its common stock during the last three fiscal years, and pursuant to loan covenants contained in the Company's DIP Facility is currently restricted from paying dividends and from repurchasing its common stock. The Company's current bankruptcy proceeding also restricts its ability to pay dividends without prior approval from the Bankruptcy Court.

     The Company's common stock was traded on the American Stock Exchange ("AMEX") under the symbol "DMC" through October 19, 2001. On October 19, 2001, the Company's common stock began trading on the Over-the-Counter Bulletin Board ("OTC") under the symbol "DMCS". The following table represents the high and low closing price of the Company's common stock on the AMEX and the OTC for the relevant period. The closing prices that occurred when the shares traded on the OTC reflect the closing bid prices and reflect prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                              HIGH      LOW
                                                              ----      ---
FISCAL YEAR ENDED FEBRUARY 2, 2002:
  First Quarter.............................................  4 7/20     2 1/2
  Second Quarter............................................  3 4/5        9/10
  Third Quarter.............................................  1 3/23       1/100
  Fourth Quarter............................................    1/25       1/100
FISCAL YEAR ENDED FEBRUARY 3, 2001:
  First Quarter.............................................  3 1/8      1 7/8
  Second Quarter............................................  4 5/8      2 1/4
  Third Quarter.............................................  5 3/8      3 3/4
  Fourth Quarter............................................  5 1/4      2

     There were approximately 1,850 holders of record of the Company's Common Stock as of April 26, 2002. Included in this number are shares held in nominee or street names.

ITEM 6.  SELECTED FINANCIAL DATA

                    FIVE FISCAL YEARS ENDED FEBRUARY 2, 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
OPERATING RESULTS:
  Revenues..............................  $646,902   $723,671   $588,551   $481,598   $505,654
  Interest expense, net.................    15,045     14,183     11,583     10,806     10,612
  Income (loss) before income taxes and
     extraordinary loss.................   (61,723)   (24,073)    (3,660)       175     (1,999)
  Net income (loss).....................   (63,188)   (29,451)    (2,496)        25     (1,468)
EARNINGS (LOSS) PER SHARE:
  Earnings (loss) per share before
     extraordinary item -- basic and
     diluted............................    (12.42)     (5.96)      (.51)       .01       (.31)
  Effect of extraordinary loss per
     share..............................      (.21)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Net earnings (loss) per share -- basic
     and diluted........................    (12.63)     (5.96)      (.51)       .01       (.31)
                                          ========   ========   ========   ========   ========
BALANCE SHEET DATA:
  Property and equipment, net...........  $ 97,010   $111,448   $110,946   $ 98,829   $ 82,589
  Total assets..........................   164,170    190,717    209,799    181,331    167,647
  Long-term obligations (a).............    41,359    135,600    123,135    108,507     96,448
  Liabilities subject to compromise
     (b)................................   171,329         --         --         --         --
  Stockholders' equity (deficit)........   (85,449)   (22,272)     6,869      9,257      8,988

---------------

(a) Long-term obligations include the current portion of long-term obligations. Please see Note 8 to the Consolidated Financial Statements.

(b) Liabilities subject to compromise refer to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. For a complete discussion of "Liabilities Subject to Compromise" please see Note 15 to the Consolidated Financial Statements.

                              FINANCIAL HIGHLIGHTS
         FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001
                              AND JANUARY 29, 2000

(IN THOUSANDS, EXCEPT NUMBER OF LOCATIONS, GROSS PROFIT PER GALLON AND PER SHARE
                                     DATA)

                                                               2002        2001        2000
                                                             --------    --------    --------
FINANCIAL DATA:
  Revenues:
  Merchandise sales........................................  $354,861    $375,122    $353,545
  Gasoline sales...........................................   291,351     347,759     233,926
  Other....................................................       690         790       1,080
                                                             --------    --------    --------
  Total revenues...........................................   646,902     723,671     588,551
                                                             --------    --------    --------
Net income (loss)..........................................  $(63,188)   $(29,451)   $ (2,496)
                                                             --------    --------    --------
STORE DATA:
Company operated:
  Gross profit.............................................  $106,551    $115,546    $111,664
     Average sales per store (1)...........................  $    795    $    794    $    729
     Average gross profit per store (1)....................  $    243    $    250    $    236
  Number of stores at year end.............................       391         444         475
Franchise operated:
  Franchise fees...........................................  $  7,182    $  9,085    $  9,678
     Average sales per store (1)...........................  $    644    $    656    $    642
     Average franchise fees per store (1)..................  $     76    $     80    $     71
  Number of stores at year end.............................        89         103         128
Total stores:
  Gross profit.............................................  $113,733    $124,631    $121,342
     Average sales per store (1)...........................  $    747    $    744    $    689
     Average combined gross profit and franchise fees per
       store (1)...........................................  $    213    $    217    $    199
  Number of stores at year end.............................       480         547         603
GASOLINE DATA:
  Gallons sold.............................................   215,395     238,054     202,648
  Gross profit.............................................  $ 18,659    $ 22,260    $ 22,568
     Average gallons sold per location.....................       848         838         753
  Gross profit per gallon..................................  $  .0866    $  .0935    $  .1114
  Number of gasoline locations at year end.................       202         276         283
OTHER DATA:
  Weighted-average number of shares in basic EPS...........     5,005       4,945       4,869
  Book value per share (2).................................  $ (17.07)   $  (3.23)   $   1.02

---------------

(1) The calculation of average sales per store, average gross profit per store, average franchise fees per store and gasoline gallons per store is based on a weighted-average number of stores open during fiscal years 2002, 2001 and 2000, respectively.

(2) The calculation uses total outstanding shares including the dilutive effect of stock options, stock grants and stock warrants as of February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The consolidated financial statements and the notes thereto are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On the Petition Date, the Debtors filed for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are discussed in greater detail in
Item 1, Item 7 and Note 1 to the Consolidated Financial Statements.

     As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent a specific order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

     On June 5, 2002, the Company executed the Purchase Agreement pursuant to which Couche-Tard agreed to acquire the majority of the Company's stores. Under the terms of the Purchase Agreement, Couche-Tard would acquire the majority of Dairy Mart's stores for approximately $80 million in cash, subject to adjustments, and the assumption of certain liabilities. Couche-Tard would also manage any stores that it does not acquire, with the intention of eventually selling or closing those stores on behalf of the Company. The Company's board of directors and the Creditors' Committee have approved the transaction.

     On September 26, 2001, the Debtors received interim approval of their debtor-in-possession credit facility (as amended from time to time, the "DIP Facility") and on October 19, 2001, the Company received approval on its entire $46 million DIP Facility. The DIP Facility has an initial term of twelve months with an option to extend the term of the facility upon the satisfaction of certain conditions. During the first quarter and first period of the second quarter of fiscal year 2003 the Company failed to meet certain earnings covenants required by the terms of the DIP Facility. The Company notified the DIP Facility lenders that the Company was in default under the terms of the DIP Facility. Subsequent to receiving notification from the Company of the event of default, the DIP Facility lenders have continued to provide financing to the Company under the terms of the DIP Facility. The Company believes the DIP Facility will be retired in full if the Purchase Agreement is consummated. The Company and the DIP Facility lenders have agreed in principle to the terms of an agreement whereby the DIP Lenders have agreed to forbear from exercising their rights and remedies with respect to the present events of default and any financial covenant defaults, and continue to provide financing in accordance with the terms of the DIP Facility through August 23, 2002. The agreement is subject to execution by the parties and Bankruptcy Court approval.

     Substantially all of the Company's pre-petition debt is now in default due to the Filing. As described below, the accompanying consolidated financial statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." As required by SOP 90-7 the Company, beginning in fiscal year 2002, recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

     As reflected in the consolidated financial statements, "Liabilities Subject to Compromise" refer to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are reflected in the accompanying balance sheets. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims;
(4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any secured claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the confirmation of a plan or plans in the Chapter 11 Cases.

     Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. The bar date for filing proofs of pre-petition claims against the Debtors was February 22, 2002. Differences between amounts recorded by the Debtors and claims filed by creditors are being investigated and will be resolved as part of the Chapter 11 Cases. Accordingly, the ultimate allowed amount of such claims is not presently known.

     The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including certain of their employee wages, salaries, benefits and other employee obligations, gasoline and sales taxes held in trust, and certain other pre-petition claims.

     The Company believes, based on information presently available to it, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow it to continue to operate through the consummation of the Purchase Agreement. However, the ability of the Company to continue operation on a going concern basis (including its ability to meet its post-petition obligations) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases,
(ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation and consummation of a plan or plans of reorganization under the Bankruptcy Code and
(v) the continued availability of financing under the DIP Facility given the continuance of a default or defaults.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Filing, related circumstances and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern and such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

     As a result of the Filing, the financial position and results of operations of the Company subsequent to the Filing are not necessarily comparable to the financial position and results of operations of the Company prior to the Filing. Amounts reported for financial reporting purposes in fiscal year 2002 represent the activity of the Company operating as debtor-in-possession beginning September 24, 2001.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

 FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001, AND JANUARY 29,
                                      2000

                                                               2002       2001      2000
                                                              -------    ------    ------
Revenues....................................................  $ 646.9    $723.7    $588.5
Cost of goods sold and expenses:
  Cost of goods sold........................................    513.8     576.1     443.5
  Operating and administrative expenses.....................    156.7     157.5     137.1
  Impairment charges........................................     17.0        --        --
  Chapter 11 related restructuring expenses.................      6.1        --        --
  Interest expense, net.....................................     15.1      14.2      11.6
                                                              -------    ------    ------
                                                                708.7     747.8     592.2
                                                              -------    ------    ------
  Loss before income taxes and extraordinary item...........    (61.8)    (24.1)     (3.7)
  (Provision for) benefit from income taxes.................      (.4)     (5.4)      1.2
                                                              -------    ------    ------
  Loss before extraordinary item............................    (62.2)    (29.5)     (2.5)
  Extraordinary loss on early retirement of debt............     (1.0)       --        --
                                                              -------    ------    ------
  Net loss..................................................  $ (63.2)   $(29.5)   $ (2.5)
                                                              =======    ======    ======
  Earnings (loss) per share before extraordinary item -
     basic and diluted......................................   (12.42)    (5.96)    (0.51)
  Effect of extraordinary loss per share....................    (0.21)       --        --
                                                              -------    ------    ------
  Loss per share - basic and diluted........................  $(12.63)   $(5.96)   $(0.51)
                                                              =======    ======    ======

  FISCAL YEAR 2002 RESULTS COMPARED TO FISCAL YEAR 2001 RESULTS:

  Revenues

     Revenues for fiscal year 2002 decreased $76.8 million compared to fiscal year 2001. The Company's fiscal year ends on the Saturday closest to January 31. There were 52 weeks in the fiscal year ended February 2, 2002 and 53 weeks included in the fiscal year ended February 3, 2001. A summary of revenues by functional area is shown below:

                                                               2002      2001
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience stores..........................................  $354.9    $375.2
Gasoline....................................................   291.3     347.7
Other.......................................................      .7        .8
                                                              ------    ------
  Total.....................................................  $646.9    $723.7
                                                              ======    ======

     Convenience store revenues decreased $20.3 million, or 5.4%, in fiscal year 2002 compared to fiscal year 2001. This decrease is the result of the inclusion of 53 weeks in fiscal year 2001, as described above, a 1.6% decrease in comparable Company-operated store sales and the closure or sale of 68 under-performing stores during fiscal year 2002.

     Gasoline revenues decreased $56.4 million in fiscal year 2002 compared to fiscal year 2001 as a result of the inclusion of 53 weeks in fiscal year 2001, a decrease in the average selling price of gasoline of 10.7 cents per gallon and a decrease in total gallons sold of 22.7 million, or 9.5%. The decrease in gallons sold is primarily a result of the closure or sale of 25 stores which sold gasoline and the suspension of gasoline supply following the Filing at 46 lower volume gasoline locations which are supplied under a consignment agreement. Gasoline supply at 29 of these locations is scheduled to resume during the first half of fiscal year 2003 pursuant to an agreement reached with the supplier. Gallons of gasoline sold for comparable stores that sell gasoline decreased 7.3% from fiscal year 2001 to fiscal year 2002.

  Gross Profit

     Gross profit decreased $14.6 million from fiscal year 2001 to fiscal year 2002. A summary of gross profit by functional area is shown below:

                                                               2002      2001
                                                              ------    ------
                                                               (IN MILLIONS)
Convenience Stores..........................................  $113.7    $124.6
Gasoline....................................................    18.7      22.3
Other.......................................................      .7        .8
                                                              ------    ------
  Total.....................................................  $133.1    $147.7
                                                              ======    ======

     Convenience store gross profits decreased by $10.9 million in fiscal year 2002 compared to fiscal year 2001. The decrease in store gross profit was a result of the decrease in convenience store sales and a decrease in overall convenience store gross profit margin. Convenience store gross profit margin decreased from 33.2% in fiscal year 2001 to 32.0% in fiscal year 2002. Convenience store gross profit margins decreased primarily because of increases in wholesale cigarette costs during fiscal year 2002 that were not able to be passed on through increased retail prices.

     Gasoline gross profits decreased $3.6 million in fiscal year 2002 compared to fiscal year 2001. This decrease was attributable to a 0.7 cent per gallon decrease in gasoline gross profit and by the decrease in gasoline gallons sold, described above. Gasoline gross profit was 8.7 cents per gallon in fiscal year 2002 compared to 9.4 cents per gallon in fiscal year 2001.

  Operating Expenses, Administrative Expenses and the Impairment Charge

     Operating and administrative expenses increased $22.3 million in fiscal year 2002 compared to fiscal year 2001. A summary of operating and administrative expenses is shown below:

                                                               2002      2001
                                                              ------    ------
                                                               (IN MILLIONS)
Operating expenses..........................................  $118.7    $124.9
Impairment charge...........................................    17.0        --
Chapter 11 related restructuring costs......................     6.1        --
General & administrative expenses...........................    38.0      32.6
                                                              ------    ------
  Total.....................................................  $179.8    $157.5
                                                              ======    ======

     The decrease in operating expenses was primarily the result of the store dispositions, as described above, and a $0.9 million reduction in store cash losses, partially offset by increases in equipment depreciation and store occupancy expenses.

     An impairment charge of $17.0 million was recorded during fiscal year 2002 related to goodwill, other intangible assets including franchise rights and favorable leases, and certain property, plant and equipment. This charge is discussed in greater detail in Note 3 to Consolidated Financial Statements.

     Chapter 11 related restructuring charges consist primarily of professional fees, severance and retention costs.

     General and administrative expenses increased as a result of (1) increases in severance and related costs associated with a reduction in corporate headquarter positions, (2) increases in costs incurred to sell or close under-performing stores and (3) a $1.7 million charge related to the judgment entered in a lawsuit brought by a former supplier of dairy products to the Company. The lawsuit is described more fully in the Legal Proceedings section of this document.

  Interest Expense, Inflation and Taxes

     Interest expense, net, was $15.0 million in fiscal year 2002 and $14.2 million in fiscal year 2001. The increase was primarily attributable to an increase in the average outstanding balance of the revolving credit facility and an increase in bank fees, partially offset by a decrease in interest rates.

     As discussed above, the Company experienced inflationary increases in the wholesale cost of cigarettes during fiscal year 2002.

     The effective tax rate for the Company was a provision of 1% for fiscal year 2002 and 22% for fiscal year 2001. The Company did not record a tax benefit in the current or prior fiscal years because of the uncertainty as to its ability to utilize current operating losses to offset potential future income tax liabilities. In fiscal year 2001, the Company fully offset net deferred tax assets by recording a valuation allowance of $4.8 million because of the uncertainty of realizing certain tax credits and loss carryforwards in the future. The recording of the valuation allowance in fiscal year 2001 had no impact on the Company's net cash provided by operating activities.

  Extraordinary Loss

     On October 19, 2001, the Company retired the outstanding balance of approximately $26.5 million on its existing $30 million senior secured revolving credit facility. This debt became due when the Company defaulted by, among other things, not paying a $250,000 amendment fee to its senior secured revolving credit facility lenders. On October 19, 2001, the Company received Bankruptcy Court approval of its entire $46 million DIP Facility, and the Company retired its senior secured revolving credit facility with proceeds from the DIP Facility. An extraordinary loss of approximately $1.0 million was incurred as a result of the early retirement which represented the write-off of remaining unamortized deferred financing costs at that date. No tax benefit has been recorded due to the uncertainty as to the Company's ability to utilize current operating losses to offset future income tax liabilities.

  FISCAL YEAR 2001 RESULTS COMPARED TO FISCAL YEAR 2000 RESULTS:

  Revenues

     Revenues for fiscal year 2001 increased $135.2 million compared to fiscal year 2000. The Company's fiscal year ends on the Saturday closest to January 31. There were 53 weeks included in the fiscal year ended February 3, 2001 and 52 weeks in the fiscal year ended January 29, 2000. A summary of revenues by functional area is shown below:

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Convenience stores..........................................  $375.2   $353.6
Gasoline....................................................   347.7    233.9
Other.......................................................      .8      1.0
                                                              ------   ------
  Total.....................................................  $723.7   $588.5
                                                              ======   ======

     Convenience store revenues increased $21.6 million, or 6.1%, in fiscal year 2001 compared to fiscal year 2000. This increase was the result of the inclusion of 53 weeks in fiscal year 2001, as described above, a 2.8% increase in comparable Company-operated store sales and the opening of nine new stores during fiscal year 2001, which was partially offset by the closure or sale of 65 under-performing stores.

     Gasoline revenues increased $113.8 million in fiscal year 2001 compared to fiscal year 2000 as a result of the inclusion of 53 weeks in fiscal year 2001, an increase in the average selling price of gasoline of 30.7 cents per gallon and an increase in total gallons sold of 35.4 million, or 17.5%. The increase in gallons sold was primarily a result of opening 27 convenience stores during fiscal years 2000 and 2001, all of which have expanded gasoline facilities resulting in substantially higher average gasoline sales than the Company's older, less modern convenience stores that sell gasoline. Gallons of gasoline sold for comparable stores that sell gasoline decreased 2.3% from fiscal year 2000 to fiscal year 2001.

  Gross Profit

     Gross profit increased $2.7 million from fiscal year 2000 to fiscal year 2001. A summary of gross profit by functional area is shown below:

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Convenience Stores..........................................  $124.6   $121.4
Gasoline....................................................    22.3     22.6
Other.......................................................      .8      1.0
                                                              ------   ------
  Total.....................................................  $147.7   $145.0
                                                              ======   ======

     Convenience store gross profits increased by $3.3 million in fiscal year 2001 compared to fiscal year 2000. The increase in store gross profit was a result of the increase in convenience store sales, as described above, which was partially offset by a decrease in overall convenience store gross profit margin. Convenience store gross profit margin decreased from 34.3% in fiscal year 2000 to 33.2% in fiscal year 2001. Convenience store gross profit margins decreased primarily because cigarette sales increased relative to total sales and cigarette sales carry a lower gross profit margin than merchandise sales in total. In addition, the gross profit margin on cigarette sales decreased as a result of increases in wholesale cigarette costs during fiscal year 2001.

     Gasoline gross profits decreased $0.4 million in fiscal year 2001 compared to fiscal year 2000. This decrease was primarily attributable to a 1.7 cent per gallon decrease in gasoline gross profit which was partially offset by the increase in gasoline gallons sold, described above. Gasoline gross profit was
9.4 cents per gallon in fiscal year 2001 compared to 11.1 cents per gallon in fiscal year 2000. Average product cost per gallon increased 31% in fiscal year 2001 compared to fiscal year 2000 as a result of increases in crude oil prices and wholesale gasoline costs during fiscal year 2001. However, competitive pressures in the Company's major market areas held the increase in the average retail price per gallon to 27%. In addition, credit card fees paid by the Company increased $1.8 million, or 83%, during fiscal year 2001 as a result of the higher average retail price of gasoline and the higher relative proportion of gasoline purchases made using credit cards.

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
                                                              ======   ======

     The increase in operating expenses was primarily the result of an increase in store wages, employee benefits, payroll taxes, advertising expense, depreciation and store occupancy costs. Store labor costs increased as a result of wage rate increases required to attract store associates in a low unemployment environment and highly competitive labor market. Advertising expenses were increased to promote the Company's food service offerings. Depreciation and store occupancy costs increased as a result of 27 new stores opened during fiscal years 2000 and 2001.

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

     As noted in the analyses above, the Company experienced inflationary increases in the cost of tobacco products, gasoline and wages during fiscal year 2001.

     The effective tax rate for the Company was a provision of 22% for fiscal year 2001 and a benefit of 32% for fiscal year 2000. In fiscal year 2001, the Company fully offset net deferred tax assets by recording a valuation allowance of $4.8 million because of the uncertainty of realizing certain tax credits and loss carryforwards in the future. The recording of the valuation allowance had no impact on the Company's net cash provided by operating activities.

  Liquidity and Capital Resources

     On September 24, 2001, as a consequence of impending liquidity issues facing the Company during the second quarter of fiscal year 2002 and after not making the $250,000 payment due under its former senior secured revolving credit facility and the $4.5 million payment due on its $88.5 million 10 1/4% Senior Subordinated Notes due 2004 (the "Notes"), the Company filed for Chapter 11 protection.

     At February 2, 2002, the Company had $105.8 million of long-term borrowings, including the Notes, which were in default as a consequence of the Filing. These amounts are included in "Liabilities Subject to Compromise" on the Consolidated Balance Sheet as of February 2, 2002, and are described further in Notes 8 and 15 to the Company's Consolidated Financial Statements.

     The Company has $41.4 million of other borrowings which is comprised primarily of amounts outstanding under the $46 million DIP Facility. These borrowings are shown on the Company's Consolidated Balance Sheets under "Current maturities of long-term obligations" and are discussed further in Note 8 to the Company's Consolidated Financial Statements. The DIP Facility has an initial term of twelve months with an option to extend the term of the facility upon the satisfaction of certain conditions. Proceeds from the DIP Facility were used to retire in full amounts outstanding under the Company's former senior secured revolving credit facility. At February 2, 2002, $1.3 million was available for additional borrowing under the DIP Facility. Because of the seasonal nature of the Company's business, borrowings under the DIP Facility are expected to be higher at the end of the fourth quarter of the Company's fiscal year than at the end of the first, second or third quarters of the fiscal year, other cash requirements notwithstanding. As of the end of the first quarter of fiscal year 2003, the Company had $3.2 million available for additional borrowing under the DIP Facility.

     During the first quarter and first period of the second quarter of fiscal year 2003 the Company failed to meet certain earnings covenants required by the terms of the DIP Facility. The Company notified the DIP Facility lenders that the Company was in default under the terms of the DIP Facility. Subsequent to receiving notification from the Company of the event of default, the DIP Facility lenders have continued to provide financing to the Company under the terms of the DIP Facility. The Company believes the DIP Facility will be retired in full if the Purchase Agreement is consummated. The Company and the DIP Facility lenders have agreed in principle to the terms of an agreement whereby the DIP Lenders have agreed to forbear from exercising their rights and remedies with respect to the present events of default and any financial covenant defaults, and continue to provide financing in accordance with the terms of the DIP Facility through August 23, 2002. The agreement is subject to execution by the parties and Bankruptcy Court approval.

     The Company believes, based on information presently available to it, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow it to continue to operate through consummation of the Purchase Agreement. However, the ability of the Company to continue operation on a going concern basis (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases,
(ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the continued availability of financing under the DIP Facility. However, the Company's Chapter 11 filing, recurring operating losses and reduced cash flows from operating activities as well as other previously disclosed conditions raise substantial doubt about the Company's ability to continue as a going concern.

     During fiscal year 2002, the Company's operating activities used $7.3 million in cash compared to providing $0.3 million of cash in fiscal year 2001. This change was primarily the result of decreased earnings of the Company as discussed above. Cash used for operating activities during fiscal year 2002 was offset by $11.3 million in net cash provided by financing activities under the Company's former secured revolving credit facility and its DIP Facility.

  Capital Expenditures

     The Company's capital expenditures, net of the proceeds from the sale of property, equipment and assets held for sale, were $9.4 million lower in fiscal year 2002 than in fiscal year 2001. As a result of the Filing, the Company has continued to defer new store openings and related capital expenditures. Any additional capital expenditures are expected to be paid with proceeds from the DIP Facility and through cash provided by operating activities. Management estimates that capital expenditures in the range of approximately $2.0 million annually are required to replace existing property, plant and equipment that becomes obsolete and worn out in the ordinary course of business.

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

  New Authoritative Accounting Pronouncements

     Please refer to Note 1 of the Company's Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK

     The Company does not have any instruments that it believes would be materially affected by any future interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company and its subsidiaries and notes thereto appear on pages F1 through F30 of this Form 10-K. The required Supplementary Data appears on page F30 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the names, positions and ages of the directors and executive officers of the Company as of April 30, 2002. Each executive officer will serve until a successor is selected by the Board of Directors or until the earlier of their resignation or removal.

             NAME                                POSITION                     AGE
             ----                                --------                     ---
Albert T. Adams...............  Director                                      51
Frank W. Barrett..............  Director                                      62
J. Kermit Birchfield, Jr......  Chairman of the Board                         62
John W. Everets...............  Director                                      55
William A. Foley..............  Director                                      54
Gregory G. Landry.............  President and Chief Executive Officer         44
Gregg R. Budoi................  Vice President Finance, Treasurer and
                                Chief Financial Officer                       37
Alice R. Guiney...............  Vice President Human Resources                48
Dale W. Fuller................  Vice President Administration and Retail
                                  Support Services                            52
Dale R. Valvo.................  Vice President Retail Operations              52
Jay E. Ross...................  Vice President Marketing and Merchandising    49

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

J. KERMIT BIRCHFIELD, JR.

     Mr. Birchfield was appointed as Chairman of the Board in August 2001. Mr. Birchfield, a director since 1996, was the Chairman of the Board of Displaytech, Inc., a manufacturer of high-resolution miniature ferro-electric liquid crystal displays from 1995 through January 2001, and is still a director. Mr. Birchfield is a director of HPSC, Inc., a company that provides financing for the purchase of health care equipment, Intermountain Gas Company, Inc., an Idaho public utility company, and the Compass Group of Mutual Funds of MFS, Inc., a registered mutual funds company and a wholly owned subsidiary of Sun Life of Canada.

JOHN W. EVERETS

     Mr. Everets, a director since 1994, has been Chairman of the Board and Chief Executive Officer of HPSC, Inc., a company that provides financing for the purchase of health care equipment, since July 1993 and has been a director of HPSC, Inc. since 1983. Mr. Everets is also a director of Eastern Company, a manufacturing company.

WILLIAM A. FOLEY

     Mr. Foley, a director since 1999, was the Chairman, President, Chief Executive Officer and a director of LESCO, Inc., a manufacturer and direct marketer of turf care products and equipment, from July 1993 through April 2002. Mr. Foley is a director of Libbey, Inc., a producer of glass products.

GREGORY G. LANDRY

     Mr. Landry was appointed as President and Chief Executive Officer in July 2001. Mr. Landry, a director since 1991, has served as Chief Financial Officer of the Company from August 1990 through July 2001, was named Executive Vice President of the Company in April 1992 and Vice Chairman in April 2000. Mr. Landry joined the Company in October 1985 and served in various financial positions, including Treasurer.

GREGG R. BUDOI

     Mr. Budoi was named Vice President Finance, Chief Financial Officer and Treasurer in September 2001. Mr. Budoi joined the Company in 1997 as Manager Financial Analysis and in August 1997 was promoted to Director, Treasury Services. Prior to joining the Company, Mr. Budoi was Manager of Treasury Operations for Figgie International, Inc.

ALICE R. GUINEY

     Ms. Guiney was named Vice President Human Resources in November 1996. From June 1992 through November 1996, Ms. Guiney directed corporate and field operational disciplines of human resources for Sunglass Hut International, a retailer of sunglasses.

DALE W. FULLER

     Mr. Fuller was named Vice President Administration and Retail Support Services in September 2001. Mr. Fuller joined the company from Sherwood Promotions, a marketing incentive company, where he was Vice President of Operations from May 1999 through August 2001. From February 1998 through February 1999, Mr. Fuller was Executive Vice President and Chief Administration Officer for Dairy Mart Convenience Stores, Inc.

DALE R. VALVO

     Mr. Valvo was named Vice President Retail Operations in September 2001. From April through September 2001, Mr. Valvo was a consultant to Roundtree Markets, Inc., a company which operates convenience stores. He was previously employed by the Company in the capacity of Vice President - Gasoline and Store Development from April 1998 through March 2001. Prior to that, Mr. Valvo was General Manager Marketing-Southeast Business Unit for Fina Oil and Chemical Company, a diversified oil company.

JAY E. ROSS

     Mr. Ross was named Vice President Marketing and Merchandising in August 2001. Previously, Mr. Ross was employed by Jo-Ann Stores, Inc., a fabric, crafts and home decorations retailer, from June 2000 through July 2001 as Director of Merchandising/Presentation. Mr. Ross was also employed by Dairy Mart from January 1997 through May 2000 as Vice President Marketing and Merchandising

  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on the Company's review of Forms 3, 4 and 5, all transactions occurring during fiscal year 2002 which required the reporting of changes in beneficial ownership of the Company's common stock were timely filed for all of the Company's executive officers and directors, except the Forms 5 that were inadvertently not filed by Messrs. Adams, Everets, and Foley in connection with their election to defer the payment of their directors' fees under the Directors' Deferred Compensation Plan in an account that values that deferred compensation as if it were invested in the common stock of the Company.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

EXECUTIVE OFFICERS' COMPENSATION

     The following table summarizes the compensation earned by or paid to persons who acted as the Company's Chief Executive Officer, the Company's executive officers who make more than $100,000 and served throughout fiscal year 2002, and the Company's former Executive Vice President and Chief Operating Officer.

  SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                       AWARDS (a)
                                                                                      COMPENSATION
                                                ANNUAL COMPENSATION    ------------------------------------------
                                               ---------------------   OTHER ANNUAL    SECURITIES     ALL OTHER
                                      FISCAL                BONUS      COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR     SALARY       (b)           (c)          OPTIONS          (d)
---------------------------           ------   --------   ----------   ------------   ------------   ------------
Robert B. Stein, Jr. (e)............   2002    $246,764   $       --     $    --             --        $  3,420
  Former Chairman of the Board,        2001     415,385       68,750      68,750        125,000           7,359
  President and Chief Executive        2000     391,346       50,000       1,611             --             877
  Officer
Gregory G. Landry (e)...............   2002     362,510      150,000          --             --           2,523
  President and Chief Executive        2001     285,577       52,000      49,500         66,000           5,748
  Officer                              2000     264,615       37,500          --             --             863
J. Wayne Colley.....................   2002      43,276           --         739             --         110,593
  Former Executive Vice President      2001     258,654       10,000      25,792             --             138
  and Chief Operating Officer (f)      2000          --           --          --             --              --
Dale R. Valvo.......................   2002     143,856       10,000       4,500             --          37,173
  Vice President Retail                2001     153,173           --       6,000             --           4,405
  Operations                           2000     133,750       10,000       6,000          7,500             592
Alice R. Guiney.....................   2002     150,810           --       6,000             --             745
  Vice President Human                 2001     143,135           --       6,045             --           4,087
  Resources                            2000     129,904       10,000       2,265          7,500             589
Gregg R. Budoi......................   2002     132,702       35,000       2,000             --             746
  Vice President Finance, Treasurer    2001      95,885           --          --             --           2,704
  and Chief Financial Officer          2000      74,577        9,000          --             --              --

---------------

(a) The Company did not grant any stock appreciation rights nor make any long-term incentive plan payments during fiscal years 2002, 2001 or 2000.

(b) Includes 25,000 shares and 18,000 shares granted to Mr. Stein and Mr. Landry, respectively, on April 6, 2000, at the then-current fair market value of $2.75. Mr. Landry received a $150,000 retention bonus in fiscal year 2002. Mr. Budoi received a $35,000 retention bonus in fiscal year 2002.

(c) Other annual compensation for the following named executive officers includes the following amounts paid on behalf of, or received by, each officer: (i) in fiscal year 2001, Mr. Stein received $68,750 in tax reimbursement relating to the award of 25,000 shares of common stock granted to Mr. Stein, and in fiscal year 2000, Mr. Stein received $894 for relocation expense and $717 in tax reimbursement; (ii) in fiscal year 2001, Mr. Landry received $49,500 in tax reimbursement relating to the award of 18,000 shares of common stock granted to Mr. Landry; (iii) in fiscal year 2002, Mr. Colley received $739 in automobile allowance and in fiscal year 2001, Mr. Colley received $25,231 in tax reimbursement and $561 in automobile allowance; (iv) the amounts shown represent automobile allowances for Ms. Guiney, Mr. Budoi and Mr. Valvo.

(d) Includes amounts contributed or paid for the benefit of the Company's executive officers to the Company's non-qualified deferred compensation plan and qualified profit sharing plan; premiums paid by the Company for split-dollar and group life insurance for the benefit of certain executive officers; and, severance payments. Amounts for Mr. Stein include: for fiscal year 2002, $745 for qualified profit sharing plan, $34 for group life insurance and $2,641 for split-dollar life insurance; for fiscal year 2001, $4,231 for non-qualified deferred compensation plan, $462 for qualified profit sharing plan, $60 for group life insurance and $2,606 for split-dollar life insurance; and for fiscal year 2000, $550 for qualified profit sharing plan, $81 for group life insurance and $246 for split-dollar life insurance. Amounts for Mr. Landry include: for fiscal year 2002, $60 for group life insurance and $2,463 for split-dollar life insurance; for fiscal year 2001, $3,385 for non-qualified deferred compensation plan, $60 for group life insurance and $2,303 for split-dollar life insurance; and for fiscal year 2000, $550 for qualified profit sharing plan, $81 for group life insurance and $232 for split-dollar life insurance. Amounts for Mr. Colley include, for fiscal year 2002, $16 for group life insurance and $110,577 for severance payments and, for fiscal year 2001, $138 for group life insurance. Amounts for Mr. Valvo include: for fiscal year 2002, $746 for qualified profit sharing plan, $81 for group life insurance and $36,346 for severance payments; for fiscal year 2001, $69 for group life insurance, $4,076 for non-qualified deferred compensation plan and $260 for qualified profit sharing plan; and for fiscal year 2000, $42 for group life insurance and $550 for qualified profit sharing plan. Amounts for Ms. Guiney include: for fiscal year 2002, $684 for qualified profit sharing plan and $61 for group life insurance; for fiscal year 2001, $36 for group life insurance, $3,808 for non-qualified deferred compensation plan and $243 for qualified profit sharing plan; and for fiscal year 2000, $39 for group life insurance and $550 for qualified profit sharing plan. Amounts for Mr. Budoi include, for fiscal year 2002, $719 for qualified profit sharing plan and $27 for group life insurance and, for fiscal year 2001, $2,531 for non-qualified deferred compensation plan and $173 for qualified profit sharing plan.

(e) Mr. Stein resigned his position as Chairman of the Board in July 2001 and his employment with the Company was terminated in September 2001. Mr. Landry was appointed President and Chief Executive Officer in July 2001.

(f) Mr. Colley's employment with the Company began January 18, 2000 and was terminated effective March 30, 2001.

  LONG-TERM INCENTIVE AWARDS IN LAST FISCAL YEAR

     The Company did not grant long-term incentive awards during fiscal year 2002 to any of the named executive officers listed in the Summary Compensation Table above.

  OPTIONS GRANTED IN LAST FISCAL YEAR

     The Company did not grant stock options during fiscal year 2002 to any of the named executive officers listed in the Summary Compensation Table above.

  AGGREGATED OPTION EXERCISES DURING FISCAL YEAR 2002 AND FISCAL YEAR 2002 YEAR END OPTION VALUES

     No stock options were exercised during fiscal year 2002 by the executive officers listed in the Summary Compensation Table above. The value of any unexercised stock options held as of February 2, 2002, by the executive officers listed in the Summary Compensation Table above was zero.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     In March 1998, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") to provide additional retirement benefits, payable in a lump sum, to certain executive officers. Currently Mr. Landry is the only active participant in the SERP. The SERP is an unfunded plan; however, the Company intends to use the cash surrender value of key life insurance policies purchased by the Company on the life of Mr. Landry to fund its obligations under the SERP. Mr. Landry has no claim or right to the proceeds of the cash surrender value of the insurance policies that are payable upon his death. To the extent he has an accrued vested benefit under the SERP, he will only have a claim against the general assets of the Company. Mr. Landry is 100% vested as of the end of fiscal year 2002.

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

     The compensation covered under the SERP is generally the same compensation that is covered in the Summary Compensation Table for Mr. Landry, except that compensation under the SERP does not include the Company 401(k) match or compensation from any equity based compensation plan including stock options and incentive stock awards.

     If Mr. Landry retired at age 65 and received annual increases in his compensation each year through age 65, he would be entitled to an accrued lump sum benefit of approximately $4,424,000 at age 65. If any excise taxes are due on such payments, the payments will be grossed up to cover such taxes.

     Mr. Stein also participated in the SERP prior to his termination. He has filed a proof of claim for approximately $4.8 million that includes claims for benefits due under the SERP. The Company is in the process of evaluating Mr. Stein's claim but does not believe his entire allowable claim will exceed $1.2 million. Any amount of his claim that will be allowed will be subject to compromise in accordance with the Company's plan of reorganization.

     Continuation of the SERP is subject to acceptance under the Company's plan of reorganization and approval by the Bankruptcy Court.

DIRECTORS' COMPENSATION

     Each non-employee director is compensated at the rate of $12,000 per year plus $1,000 for attendance at each in-person meeting of the Board of Directors and for each meeting of any committee on which he serves and $500 for attendance at telephonic meetings (except for meetings of the special committee for which each non-employee director was compensated at $1,000 per meeting, whether in-person or telephonic). Under the Directors' Deferred Compensation Plan that was adopted in fiscal year 1999 and which was terminated effective September 21, 2001, a director's compensation was credited to the director's account and, as elected by these directors, valued thereafter as if the director had invested the deferred amount in the Company's common stock. Messrs. Adams, Everets, and Foley deferred $28,000, $52,000 and $41,000, respectively, in directors' fees pursuant to the plan during fiscal year 2002. During fiscal year 2002, Messrs. Foley, Adams, Everets, Birchfield and Barrett earned directors' fees compensation (in addition to the amounts deferred under the Directors' Deferred Compensation Plan) of $6,000, $5,000, $9,000, $68,000 and $44,000, respectively.
The Company's employees and officers who are also directors are not paid any directors' fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Company's Board of Directors during fiscal year 2002 were Messrs. Adams, Barrett, Everets and Foley. Mr. Adams is a partner of Baker & Hostetler LLP, which acts as the Company's general outside legal counsel on a variety of matters. No member of the Compensation Committee was at any time during fiscal year 2002, or at any other time, an officer or employee of the Company. Mr. Foley is the former Chairman, President, Chief Executive Officer and director of LESCO, Inc. Mr. Stein serves as a director of LESCO, Inc. No other executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     In November 2001 in connection with the Filing, the Company entered into an employment agreement with Mr. Landry for a three-year term ending on July 30, 2004. The agreement which was approved by the Bankruptcy Court provides that, commencing on July 30, 2001 and each July 30 thereafter, the term will be automatically extended for one additional year such that the remaining unexpired term shall be three years unless the Company or Mr. Landry gives notice before July 1 of each calendar year that it or he does not desire to have the term extended. Under the agreement, Mr. Landry receives an annual base salary in the minimum amount of $450,000, which may be increased but not decreased.

     In addition to his annual base salary, the agreement provides that Mr. Landry shall receive (i) a $450,000 retention bonus paid in three (3) equal payments on February 1, 2002, August 1, 2002 and February 1, 2003, provided he is employed with the Company on such dates, and (ii) an emergence bonus to be paid on the consummation of an approved stand-alone plan of reorganization or a change of control event including, but not limited to, merger, consolidation, reorganization or sale of all or substantially all of the assets of the Company in which the Company is not the surviving entity. The amount of the emergence bonus is determined by the type, value and timing of any related change of control event but may range between $50,000 and $875,000. Any approved stand-alone plan of reorganization or change of control event for which the emergence bonus is paid must be consummated by February 28, 2003.

     Under the agreement, if Mr. Landry's employment is terminated for any reason, other than by the Company without cause or by Mr. Landry for good reason, or as a result of Mr. Landry's death or disability, then Mr. Landry will receive only his salary and bonus through the date of termination. If Mr. Landry dies or is disabled, he will also receive any additional benefits that are provided under the Company's death and disability programs in effect at the time of death or disability. If Mr. Landry is disabled and there is no disability program in effect or if he dies, then his beneficiary will receive 100% of Mr. Landry's annual salary plus an amount equal to the highest of the aggregate bonus payments (excluding the retention bonus and the emergence bonus) earned by him for any of the last three 12-month periods prior to the date of termination.

     If Mr. Landry's termination is by the Company without cause or by Mr. Landry for good reason, and not as a result of his death or disability, he will receive his then current full salary and annual bonus earned through the date of termination. Mr. Landry's annual bonus is defined as an amount equal to the highest of the aggregate bonus payments earned by him (excluding the retention bonus and the emergence bonus) for any of the last three 12-month periods prior to the date of termination. In the case of such a termination, Mr. Landry would also receive a severance payment equal to 1.5 times his then current full base salary. Receipt of the severance payment by Mr. Landry would not preclude Mr. Landry's receipt of the retention bonus and, if earned, the emergence bonus. If any payments in connection with the termination of Mr. Landry's employment under the Agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), then the Company would pay Mr. Landry an additional payment equal to the amount of any excise tax he might incur as a result of his receipt of these additional payments. The agreement also provides (i) title to the automobile leased by the Company currently used by Mr. Landry; (ii) health insurance benefits, for himself and his dependents until he becomes eligible for substantially equivalent benefits from a subsequent employer for a period not to exceed three years; (iii) immediate vesting of any and all unvested stock purchase rights, stock grants and options to purchase the Company's stock for a period of 18 months after the date of termination; (iv) transfer to Mr. Landry of all rights and titles to life insurance policies which benefit him and right and title to the Company's personal computer used at his home. If the Company elects to not renew the term of the agreement, then, as provided by the agreement, Mr. Landry is entitled to all earned amounts described above with exception of the severance payment. Under this election, Mr. Landry will be paid an amount equal to his then current full base salary in lieu of the severance payment equal to 1.5 times his then current full base salary. Total amounts paid to Mr. Landry under the terms of the agreement vary based on the unknown outcome of future events, such as a sale of the Company or restructuring under an approved plan of reorganization.

     In September, 2001, the Company entered into retention agreements with Messrs. Budoi and Valvo and Ms. Guiney in which the Company will pay to each an amount equal to 50% of that person's annual base salary in consideration for that person remaining in the Company's employ. Payments will be made in three equal installments in April 2002, October, 2002 and April 2003. If Messrs. Budoi or Valvo or Ms. Guiney's employment with the Company is terminated by the Company for good cause, or if the employee resigns other than for good reason, or if the employee dies or is disabled prior to the installment due dates, no amounts will be owing by the Company to the employee.

     After the Filing, the Company established a Change of Control Severance Plan -- 2001 to provide a range of severance benefits for its employees, depending on their positions with the Company, in order to retain the services of its work force during a period in which a change of control may occur. Under this plan, each of Messrs. Budoi and Valvo and Ms. Guiney would receive a minimum of one year's base salary (payable in installments pursuant to the Company's normal payroll practices) in the event of a (i) change of control; and
(ii) termination of that officer's employment by the Company without cause or by the employee for good reason. Additionally, each of Messrs. Budoi and Valvo and Ms. Guiney would be entitled to receive certain medical and dental benefits until the earlier of one year from the date of such person's termination or until such person commenced comparable benefit coverage with a subsequent employer.

     In January 2000, the Company entered into employment agreements with Messrs. Stein and Colley. The employment agreement for Mr. Stein commenced on January 1, 2000, and was initially for a three-year term. The employment agreement for Mr. Colley commenced on January 18, 2000, and was initially for a term which was to terminate on December 31, 2002. Each of the employment agreements provided that commencing on January 1, 2001, and each January 1 thereafter, each term was automatically extended for one additional year such that the remaining unexpired term would be three years unless the Company or the employee gives notice before December 31st of each year that it or he did not desire to have the term extended. Under the employment agreements, Messrs. Stein and Colley were entitled to receive various payments upon their termination without cause.

     Mr. Colley's employment was terminated effective March 30, 2001. In lieu of the lump sum payment called for in Mr. Colley's employment agreement, Mr. Colley agreed to receive severance payments totaling, in the aggregate, $250,000, to be paid in equal biweekly installments through July 2001 and was to receive the balance in a lump sum. As a result of the Company's liquidity position Mr. Colley did not receive the lump sum payment in July, 2001, but did receive biweekly installments totaling approximately $111,000 through September 14, 2001, at which time biweekly payments to Mr. Colley were suspended as a result of the Company's Chapter 11 Filing. Mr. Colley initiated litigation to collect the lump sum balance due under his employment agreement and has also filed an unsecured claim with the Bankruptcy Court for amounts due under his employment agreement totaling approximately $167,000.

     Mr. Stein's employment with the Company terminated effective September 21, 2001. As a result of the Company's Chapter 11 bankruptcy proceedings Mr. Stein received no payments under his employment agreement. Mr. Stein has filed with the Bankruptcy Court an unsecured claim for amounts due him under his employment agreement totaling approximately $4.8 million. The Company, however, believes that the allowable portion of his claim will not exceed $1,200,000.

                             COMPENSATION COMMITTEE

                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors (the "Compensation Committee") is composed entirely of outside directors. The Compensation Committee, which consists of Messrs. Everets (Chairman), Adams, Barrett, and Foley, is responsible for establishing and administering the Company's executive compensation policies, the Company's stock option plan and other employee equity plans.

     Amounts payable and arrangements for payment to the executive officers have been largely established as a result of negotiations among the individual executive officers, the Debtors and the Unsecured Creditors' Committee. The executive officers' compensation, bonuses and severance have been established as a means of incentivizing the officers to cause the Company to emerge quickly and successfully from the Chapter 11 proceedings. As a result, neither the Compensation Committee nor the Board of Directors performed its traditional role of setting the compensation of any of the executive officers, including Mr. Landry; however, the executive officers' compensation was considered and approved by the Board of Directors. Accordingly, neither the Board of Directors nor the Compensation Committee has prepared a Compensation Report.

                               PERFORMANCE GRAPH

     The Performance Graph set forth below compares the performance of the common stock over the past five years with (i) the cumulative total return on the American Stock Exchange Stock Market (the "AMEX") and (ii) a peer group index consisting of AMEX Stocks Standard Industry Codes 5410-5419 (grocery stores) ("Peer Group Index").

     The figures presented assume the reinvestment of all dividends into shares of common stock on the dividend payment date and that $100 was invested in common stock and in the AMEX Stock Market Index (U.S. Companies) and Peer Group Index on January 31, 1997, and held through February 2, 2002 (the end of the Company's most recent fiscal year).

              COMPARISON OF FIVE -- YEAR CUMULATIVE TOTAL RETURNS
                             PERFORMANCE GRAPH FOR
                      DAIRY MART CONVENIENCE STORES, INC.

              PRODUCED ON 05/15/2002 INCLUDING DATA TO 02/02/2002

                   DAIRY MART CONVENIENCE STORES, INC. GRAPH

CRSP TOTAL RETURNS INDEX FOR:         01/31/1997   01/30/1998   01/29/1999   01/28/2000   02/03/2001   02/02/2002
-----------------------------         ----------   ----------   ----------   ----------   ----------   ----------
Dairy Mart Convenience Stores,
  Inc. .............................    100.0         73.7         60.7         56.3         52.0          0.7
AMEX Stock Market (US Companies)....    100.0        120.3        137.2        166.9        168.8        145.1
AMEX Stocks (SIC 5410-5419 US
  Companies) Grocery Stores.........    100.0         99.9        131.3        100.0         89.6         91.5

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.00 on 01/31/1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the amount of the Company's common stock beneficially owned as of April 26, 2002, by: (i) the Company's directors; (ii) each other person who is known by the Company to own beneficially more than 5% of the Company's outstanding common shares; (iii) the named executive officers listed in the Summary Compensation Table; and (iv) all directors and executive officers as a group.

     This information is furnished in accordance with the SEC regulations relating to any persons known by the Company to be the beneficial owners of 5% or more of common stock. In preparing the following table, the Company has relied on information filed by such persons with the SEC, and in some cases, other information provided to the Company by such persons.

                                                               AMOUNT AND
                                                                 NATURE
                   NAME AND ADDRESS OF                        OF BENEFICIAL          PERCENT OF
                     BENEFICIAL OWNER                           OWNERSHIP        OUTSTANDING SHARES
                   -------------------                      -----------------    ------------------
DM Associates Limited Partnership.........................        702,617(1)           14.0%
300 Executive Parkway West
Hudson, Ohio 44236
New DM Management Associates I............................        702,617(1)           14.0%
300 Executive Parkway West
Hudson, Ohio 44236
Robert B. Stein, Jr. .....................................        795,743(1)           15.9%
90 Grey Fox Run
Bentleyville, OH 44022
Gregory G. Landry.........................................        955,742(1)(2)        18.3%
300 Executive Parkway West
Hudson, Ohio 44236
Turkey Vulture Fund XIII, Ltd. ...........................        730,200(3)           14.6%
7001 Center Street
Mentor, Ohio 44060
William L. Musser, Jr. ...................................        327,550(4)            6.5%
and New Frontier Capital, L.P.
919 Third Avenue
New York, New York 10022
Albert T. Adams...........................................         19,875(5)              (*)
3200 National City Center
1900 E. 9th Street
Cleveland, Ohio 44114
Frank W. Barrett..........................................         32,625(6)              (*)
1441 Main Street
Springfield, Massachusetts 01101
J. Kermit Birchfield, Jr. ................................         35,450(7)              (*)
Cranberry Hill
33 Way Road
Gloucester, Massachusetts 01930
John W. Everets...........................................         38,625(8)              (*)
60 State Street
Boston, Massachusetts 02109
William A. Foley..........................................          5,375(9)              (*)
20005 Lake Road
Rocky River, Ohio 44116
J. Wayne Colley...........................................             50                 (*)
4837 Arbour Green
Bath, Ohio 44333

                                                               AMOUNT AND
                                                                 NATURE
                   NAME AND ADDRESS OF                        OF BENEFICIAL          PERCENT OF
                     BENEFICIAL OWNER                           OWNERSHIP        OUTSTANDING SHARES
                   -------------------                      -----------------    ------------------
Dale R. Valvo.............................................              0                 (*)
300 Executive Parkway West
Hudson, Ohio 44236
Alice R. Guiney...........................................         26,732(10)             (*)
300 Executive Parkway West
Hudson, Ohio 44236
Gregg R. Budoi............................................          3,750(11)             (*)
300 Executive Parkway West
Hudson, Ohio 44236
All directors and executive officers as a group (11
  persons)................................................      1,119,766(12)          20.9%

---------------

 (*) Owns less than 1% of the issued and outstanding shares of Common Stock.

 (1) DM Associates Limited Partnership ("DM Associates") is the owner of record of 702,617 shares of Common Stock of the Company, representing approximately 14.0% of the issued and outstanding shares of Common Stock. The general partner of DM Associates is New DM Management Associates I ("DM Management I"), which is a general partnership. The general partners of DM Management I are Robert B. Stein, Jr. and Gregory G. Landry, each of whom owns 50% of the partnership interest of DM Management I.

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

     As the managing general partner of DM Management I, Mr. Stein has sole dispositive power with respect to the 702,617 shares owned by DM Associates, subject to the limitation described above. As general partners of DM Management I, Mr. Stein and Landry share voting power with respect to the 702,617 shares owned by DM Associates.

 (2) Includes 218,250 shares of Common Stock issuable to Mr. Landry within 60 days of April 26, 2002, pursuant to employee stock options and grants.

 (3) Turkey Vulture Fund XIII, Ltd. and Richard M. Osborne, as sole manager of the Fund, reported on Form 13D filed with the SEC, their beneficial ownership of 730,200 shares of Common Stock.

 (4) New Frontier Capital, L.P., and William L. Musser, Jr., in his capacity as General Partner, reported on a Form 13F filed with the SEC its beneficial ownership, as an investment advisor, of 327,550 shares of Common Stock.

 (5) Includes 14,875 shares of Common Stock that Mr. Adams is, or within 60 days of April 26, 2002, will be, entitled to purchase upon the exercise of stock options.

 (6) Includes 28,250 shares of Common Stock that Mr. Barrett is, or within 60 days of April 26, 2002, will be, entitled to purchase upon the exercise of stock options.

 (7) Includes 22,250 shares of Common Stock that Mr. Birchfield is, or within 60 days of April 26, 2002, will be, entitled to purchase upon the exercise of stock options.

 (8) Includes 26,625 shares of Common Stock that Mr. Everets is, or within 60 days of April 26, 2002, will be, entitled to purchase upon the exercise of stock options.

 (9) Includes 4,375 shares of Common Stock that Mr. Foley is, or within 60 days of April 26, 2002, will be, entitled to purchase upon the exercise of stock options.

(10) Includes 25,625 shares of Common Stock that Ms. Guiney is, or within 60 days of April 26, 2002, will be, entitled to purchase upon the exercise of stock options.

(11) Includes 3,750 shares of Common Stock that Mr. Budoi is, or within 60 days of April 26, 2002, will be, entitled to purchase upon the exercise of stock options.

(12) Includes exercisable, within 60 days of April 26, 2002, stock options granted to all directors and executive officers of the Company to purchase 344,000 shares of Common Stock.

ITEM 13.  CERTAIN TRANSACTIONS

Stock Owned by DM Associates

     DM Associates Limited Partnership ("DM Associates") is the owner of record of 702,617 shares of common stock of the Company, representing approximately 14.0% of the issued and outstanding shares of Common Stock. The general partner of DM Associates is New DM Management Associates I, which is a general partnership. The general partners of New DM Management Associates I are Robert
B. Stein, Jr., a former Director and the former Chairman of the Board, Chief Executive Officer and President of the Company, and Gregory G. Landry, a Director and the Chief Executive Officer and President of the Company.

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

     As the managing general partner of DM Management I, Mr. Stein has sole dispositive power with respect to the 702,617 shares owned by DM Associates, subject to the limitation described above. As general partners of DM Management I, Mr. Stein and Landry share voting power with respect to the 702,617 shares owned by DM Associates.

OUTSIDE COUNSEL

     Albert T. Adams, one of the Company's directors, is a partner of Baker & Hostetler LLP, which acts as the Company's general outside legal counsel on a variety of matters. The Company expects that Baker & Hostetler will continue to provide legal services in that capacity in fiscal year 2003.

IT SERVICES AGREEMENT

     On May 1, 2001, the Company renewed an IT Services Agreement with EmpowerWare, Inc. EmpowerWare, Inc. is a Connecticut-based company specializing in financial and retail accounting support services. It is owned by Scott Stein, the former Vice President Management Information Systems of the Company and the brother of Mr. Stein, the Company's former Chairman, President and Chief Executive Officer. For a monthly fee of approximately $49,875 (plus expenses) EmpowerWare, Inc. provided relationship management, project management and administration, software upgrades, production support and other services. The term of the Agreement was from May 1, 2001 to April 30, 2004, unless otherwise terminated or extended in accordance with its terms. In February 2002 the Company rejected this agreement as part of its Chapter 11 bankruptcy proceedings.

DM ACQUISITION CORP

     On March 15, 2001, the Company executed a merger agreement (the "Merger Agreement") pursuant to which DM Acquisition Corp. agreed to acquire the Company in a cash merger. DM Acquisition Corp. is wholly owned by Robert B. Stein, Jr., the former Chairman, President and Chief Executive Officer of the Company. On July 29, 2001, the Merger Agreement was terminated. Baker & Hostetler LLP, with the consent of the Company's board of directors, represented DM Acquisition Corp. in connection with the Merger Agreement. Mr. Adams, a director of the Company, is a partner of Baker & Hostetler, LLP. During fiscal year 2002 the Company incurred and paid fees on behalf of DM Acquisition Corp. pursuant to the terms of the Merger Agreement. DM Acquisition Corp has filed a proof of claim with the Bankruptcy Court for reimbursement of approximately $550,000 in professional fees incurred in connection with the merger transaction.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following are filed as part of this Form 10-K:

     (1) Financial Statements:

        Consolidated Statements of Operations for the Fiscal Years ended February 2, 2002, February 3, 2001 and January 29, 2000.

        Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.

        Consolidated Statements of Stockholders' Deficit for the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

        Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

        Notes to Consolidated Financial Statements for the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

     (2) Financial Statement Schedules:

        Report of Independent Public Accountants

        Schedule II -- Valuation Accounts

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (3) Exhibits:

        EXHIBIT
        NUMBER:
        (2.1(a)) Agreement and Plan of Merger, dated as of March 15, 2001, between DM Acquisition Corp. and Dairy Mart Convenience
                     Stores, Inc. was filed as Exhibit 2.1 to the Company's 10-K for the fiscal year ended February 3, 2001, and is incorporated herein by reference.
        (2.1(b))     Asset Purchase Agreement, dated as of June 5, 2002, between
                     Bigfoot Food Stores LLC and Dairy Mart Convenience Stores,
                     Inc. is filed herewith.
        (3.1) The Company's Restated Certificate of Incorporation, as amended, and Amended Certificate of Designations were filed as Exhibit 3.1 to the Company's 10-K for the fiscal year ended January 29, 2000, and are incorporated herein by reference.
        (3.2)        The Company's Amended and Restated Bylaws were filed as
                     Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended November 2, 1996, and are incorporated herein by reference.
        (4.1) The Company's Restated Certificate of Incorporation, as amended, and Amended Certificate of Designations were filed as Exhibit 3.1 to the Company's 10-K for the fiscal year ended January 29, 2000, and are incorporated herein by reference.
        (4.2)        The Company's Amended and Restated Bylaws were filed as
                     Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended November 2, 1996, and are incorporated herein by reference.
        (4.3(a)) Amended and Restated Rights Agreement, as amended, dated as of February 8, 2000, between the Company and the American
                     Stock Transfer and Trust Company, as Rights Agent, including form of Rights Certificate, was filed as Exhibit 5 to the Company's Form 8-A/A Amendment No. 2 to Form 8-A for the
                     February 9, 2000 event and is incorporated herein by reference.

        EXHIBIT
        NUMBER:
        (4.3(b))     First Amendment to the Amended and Restated Rights
                     Agreement, dated as of February 8, 2000, by and between
                     Dairy Mart Convenience Stores, Inc. and American Stock
                     Transfer & Trust Company, as Rights Agent, was filed as
                     Exhibit 10.22(b) to the Company's 10-K for the fiscal year ended February 3, 2001, and is incorporated herein by
                     reference.
        (4.4)        Those instruments filed as Exhibit 4.1 of the Company's
                     Registration Statement on Form S-1 (Registration No. 33-639)
                     dated November 5, 1985, which are incorporated herein by
                     reference.
        (4.5)        Amended and Restated Indenture, dated as of December 1,
                     1995, by and among the Company, Certain Subsidiaries of the
                     Company, as Guarantors, and First Bank National Association,
                     as Trustee, was filed as Exhibit 4.1 to the Company's Form
                     10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (4.7)        Note Purchase Agreement, dated as of December 1, 1995,
                     between the Company and the Purchasers listed in the
                     Schedule of Purchasers therein, relating to 10 1/4% Senior
                     Subordinated Notes (Series B) due March 15, 2004, was filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal
                     quarter ended October 28, 1995, and is incorporated herein by reference.
        (4.8)        Registration Rights Agreement, dated December 1, 1995, by
                     and among the Company and the Holders of (i) 10 1/4% Senior
                     Subordinated Notes (Series B) of the Company, due March 15,
                     2004, and (ii) Warrants to Purchase 1,715,000 shares of
                     Common Stock, par value $.01 per share, of the Company was filed as Exhibit 10.4 to the Company's Form 10-Q for the
                     fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.1(a))    Loan and Security Agreement by and among Dairy Mart
                     Convenience Stores, Inc. and certain of its subsidiaries
                     that are signatories thereto, as Debtors and Debtors-In-
                     Possession, as Borrowers, certain of its subsidiaries that are Signatories thereto, as Debtors and
                     Debtors-In-Possession, as Guarantors, the Lenders that are
                     Signatories thereto as the Lenders, and Foothill Capital
                     Corporation as the Arranger and Administrative Agent, dated as of September 26, 2001, was filed as Exhibit 10 to the
                     Company's Form 10-Q for the fiscal quarter ended November 3,
                     2001, and is incorporated herein by reference.
        (10.1(b))    First Amendment to Loan and Security Agreement by and among
                     Dairy Mart Convenience Stores, Inc. and certain of its
                     subsidiaries that are signatories thereto, as Debtors and
                     Debtors-In-Possession, as Borrowers, certain of its
                     subsidiaries that are Signatories thereto, as Debtors and
                     Debtors-In-Possession, as Guarantors, the Lenders that are
                     Signatories thereto as the Lenders, and Foothill Capital
                     Corporation as the Arranger and Administrative Agent, dated as of October 18, 2001, is filed as Exhibit 10.1(b) hereto.
        (10.2)       Asset Purchase Agreement, dated March 6, 1997, among Dairy
                     Mart Convenience Stores, Inc. and DB Companies, Inc. was
                     filed as Exhibit 2.1 to the Company's Form 8-K for the June
                     21, 1997 event and is incorporated herein by reference.
        (10.3)       Closing Agreement, dated June 19, 1997, between Dairy Mart
                     Convenience Stores, Inc. and DB Companies, Inc. was filed as
                     Exhibit 2.2 to the Company's Form 8-K for the June 21, 1997
                     event and is incorporated herein by reference.
        (10.4)       1990 Stock Option Plan was filed as Exhibit 10.6 to the
                     Company's Form 10-K for the fiscal year ended January 30,
                     1999 and is incorporated herein by reference.
        (10.5)       Amended and Restated 1995 Stock Option and Incentive Award
                     Plan was filed as Exhibit A to the Company's 1998 Annual
                     Proxy Statement filed on Schedule 14A on May 29, 1998 and is incorporated herein by reference.
        (10.6)       1995 Stock Option Plan for Outside Directors was filed as
                     Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended January 28, 1995, and is incorporated herein by
                     reference.

        EXHIBIT
        NUMBER:
        (10.7)       Employment Agreement between the Company and Robert B.
                     Stein, Jr., dated January 1, 2000, was filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended January
                     29, 2000, and is incorporated herein by reference.
        (10.8)       Amended and Restated Employment Agreement between the
                     Company and Gregory G. Landry, dated November 1, 2001, is filed as Exhibit 10.8 hereto.
        (10.9)       Dairy Mart Convenience Stores, Inc. Change of Control
                     Severance Plan -- 2001 is filed as Exhibit 10.9 hereto.
        (10.10)      Settlement Agreement dated January 27, 1995, between the
                     Company and Frank Colaccino was filed as Exhibit 10.10 to the Company's January 28, 1995 Form 10-K and is incorporated herein by reference.
        (10.11) Note Purchase Agreement, dated as of December 1, 1995, between the Company and the Purchasers listed in the Schedule of Purchasers therein, relating to 10 1/4% Senior
                     Subordinated Notes (Series B) due March 15, 2004, was filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.12)      Form of Stock Purchase Warrant to Subscribe for and Purchase
                     Shares of Common Stock of the Company (Initially Exercisable for an Aggregate of 1,215,000 Shares of Common Stock) was filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.13)      Form of Stock Purchase Warrant to Subscribe for and Purchase
                     Shares of Common Stock of the Company (Initially Exercisable for an Aggregate of 500,000 Shares of Common Stock) was filed as Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.14) Registration Rights Agreement, dated December 1, 1995, by and among the Company and the Holders of (i) 10 1/4% Senior
                     Subordinated Notes (Series B) of the Company, due March 15,
                     2004, and (ii) Warrants to Purchase 1,715,000 shares of
                     Common Stock, par value $.01 per share, of the Company was filed as Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.15)      Agreement, dated as of October 30, 1995, among the Company,
                     Charles Nirenberg, FCN Properties Corporation and The
                     Nirenberg Family Charitable Foundation, Inc. was filed as
                     Exhibit 10.1 to the Company's Form 8-K/A Amendment No. 1 for the October 30, 1995, event and is incorporated herein by reference.
        (10.16) Modification Agreement, dated as of December 1, 1995, by and among the Company, Charles Nirenberg, FCN Properties
                     Corporation, The Nirenberg Foundation, Inc., formerly known as the Nirenberg Family Charitable Foundation, Inc., Robert
                     B. Stein, Jr., and Gregory G. Landry was filed as Exhibit
                     10.6 to the Company's Form 10-Q for the fiscal quarter ended
                     October 28, 1995 and is incorporated herein by reference.
        (10.17)      Amended and Restated Letter Agreement, dated December 1,
                     1995, to Mitchell J. Kupperman from the Company, Robert B.
                     Stein, Jr., and Gregory G. Landry was filed as Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended
                     October 28, 1995 and is incorporated herein by reference.
        (10.18)      DM Associates Limited Partnership Agreement, dated March 12,
                     1992 was filed as Exhibit 10.18 to the Company's 10-K for the fiscal year ended February 3, 2001, and is incorporated herein by reference.
        (10.19)      First Amendment to Partnership Agreement of DM Associates
                     Limited Partnership, dated as of September 8, 1994, was filed as Exhibit F to the Company's Schedule 13D, Amendment
                     No. 4, dated January 27, 1995, by DM Associates Limited
                     Partnership, New DM Management Associates I, New DM
                     Management Associates II, Charles Nirenberg, Robert B.
                     Stein, Jr., Gregory G. Landry, Mitchell J. Kupperman and
                     Frank Colaccino and is incorporated herein by reference.

        EXHIBIT
        NUMBER:
        (10.20)      Partnership Agreement of New DM Management Associates I,
                     dated as of September 8, 1994, was filed as Exhibit G to the
                     Company's Schedule 13D, Amendment No. 4, dated January 27,
                     1995, by DM Associates Limited Partnership, New DM
                     Management Associates I, New DM Management Associates II,
                     Charles Nirenberg, Robert B. Stein, Jr., Gregory G. Landry,
                     Mitchell J. Kupperman and Frank Colaccino and is
                     incorporated herein by reference.
        (10.21)      First Amendment to Partnership Agreement of New DM
                     Management Associates I, dated as of December 1, 1995,
                     between Robert B. Stein, Jr., Gregory G. Landry and Mitchell
                     J. Kupperman was filed as Exhibit 10.10 to the Company's
                     Form 10-Q for the fiscal quarter ended October 28, 1995, and is incorporated herein by reference.
        (10.22(a))   Amended and Restated Rights Agreement, as amended, dated as of February 8, 2000, between the Company and the American
                     Stock Transfer and Trust Company, as Rights Agent, including form of Rights Certificate, was filed as Exhibit 5 to the
                     Company's Form 8-A/A Amendment No. 2 to Form 8-A for the
                     February 9, 2000 event and is incorporated herein by
                     reference.
        (10.22(b))   First Amendment to the Amended and Restated Rights
                     Agreement, dated as of February 8, 2000, by and between
                     Dairy Mart Convenience Stores, Inc. and American Stock
                     Transfer & Trust Company, as Rights Agent, was filed as
                     Exhibit 10.22(b) to the Company's 10-K for the fiscal year ended February 3, 2001, and is incorporated herein by
                     reference.
        (10.23)      Third Amendment to Partnership Agreement of New DM
                     Management Associate I, dated as of December 12, 1997, was filed as Exhibit 1 to the Company's Form 8-K for the
                     December 12, 1997 event and is incorporated herein by
                     reference.
        (10.24)      Dairy Mart Convenience Stores, Inc. Supplemental Executive
                     Retirement Plan was filed as Exhibit 10.26 to the Company's
                     Form 10-K for the fiscal year ended January 30, 1999, and is incorporated herein by reference.
        (10.25)      Director's Deferred Compensation Plan was filed as Exhibit
                     10.27 to the Company's Form 10-K for the fiscal year ended
                     January 30, 1999, and is incorporated herein by reference.
        (10.26)      Employment Agreement between the Company and J. Wayne
                     Colley, dated January 18, 2000, was filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended January
                     29, 2000, and is incorporated herein by reference.
        (10.27)      Supplement to Employment Agreement, dated April 20, 2001,
                     between the Company and J. Wayne Colley was filed as Exhibit
                     10.27 to the Company's 10-K for the fiscal year ended
                     February 3, 2001, and is incorporated herein by reference.
        (10.28)      Nonqualified Deferred Compensation Plan, dated January 1,
                     2000, was filed as Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended January 29, 2000, and is
                     incorporated herein by reference.
        (10.29)      Agreement, dated May 21, 2000, between the Committee of
                     Concerned Dairy Mart Shareholders and Frank Colaccino and
                     the Company was filed as Exhibit 10(a) to the Company's Form
                     8-K for the May 21, 2000 event and is incorporated herein by reference.
        (10.30)      Exchange and Voting Agreement by and among the Company and the Noteholders listed therein, dated March 15, 2001, was
                     filed as Exhibit 10.31 to the Company's 10-K for the fiscal year ended February 3, 2001, and is incorporated herein by reference.
        (10.31)      Form Retention Agreement between Dairy Mart Convenience
                     Stores, Inc. and named executive officers is filed as
                     Exhibit 10.31 hereto.
        (18.1)       Preferability letter of Arthur Andersen LLP regarding change in accounting policy relating to the change in inventory
                     valuation methods filed as Exhibit 18.1 to the Company's
                     Form 10-K for the fiscal year ended January 30, 1999, and is incorporated herein by reference.

        EXHIBIT
        NUMBER:
        (21) Subsidiaries of the Company was filed as Exhibit 21 to the Company's 10-K for the fiscal year ended February 3, 2001, and is incorporated herein by reference.
        (99.1)       Letter responsive to Temporary Note 3T to Article 3 of
                     Regulation S-X is filed as Exhibit 99.1 hereto.

     (b) Reports on Form 8-K:

         A Form 8-K was filed on December 18, 2001 reporting that the Company (and substantially all of its subsidiaries) filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on September 24, 2001, and no financial statements were filed with the Form 8-K.

     (c) See (a)(3) above.

     (d) See (a)(2) above.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated: June 28, 2002                        DAIRY MART CONVENIENCE STORES, INC.

                                            By /s/ GREGORY G. LANDRY
                                            ------------------------------------
                                            Gregory G. Landry
                                            President and Chief Executive
                                            Officer

                                            By /s/ GREGG R. BUDOI
                                            ------------------------------------
                                            Gregg R. Budoi
                                            Vice President and Chief Financial
                                            Officer

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

                      NAME                                         TITLE                            DATE
                      ----                                         -----                            ----

/s/ J. KERMIT BIRCHFIELD, JR.                    Chairman of the Board and Director
------------------------------------------------
J. Kermit Birchfield, Jr.                                                                   Dated: June 28, 2002

/s/ GREGORY G. LANDRY                            President, Chief Executive Officer and
------------------------------------------------ Director
Gregory G. Landry                                                                           Dated: June 28, 2002

/s/ ALBERT T. ADAMS                              Director
------------------------------------------------
Albert T. Adams                                                                             Dated: June 28, 2002

/s/ FRANK W. BARRETT                             Director
------------------------------------------------
Frank W. Barrett                                                                            Dated: June 28, 2002

/s/ JOHN W. EVERETS                              Director
------------------------------------------------
John W. Everets                                                                             Dated: June 28, 2002

/s/ WILLIAM A. FOLEY                             Director
------------------------------------------------
William A. Foley                                                                            Dated: June 28, 2002

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               FORM 10-K
                                                                 PAGE
                                                               ---------
Report of Independent Public Accountants on Consolidated
  Financial Statements......................................      F-2
Consolidated Statements of Operations for the Fiscal Years
  Ended February 2, 2002, February 3, 2001 and January 29,
  2000......................................................      F-3
Consolidated Balance Sheets as of February 2, 2002 and
  February 3, 2001..........................................      F-4
Consolidated Statements of Stockholders' Deficit for the
  Fiscal Years Ended February 2, 2002, February 3, 2001 and
  January 29, 2000..........................................      F-5
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended February 2, 2002 , February 3, 2001 and January 29,
  2000......................................................      F-6
Notes to Consolidated Financial Statements for the Fiscal
  Years Ended February 2, 2002, February 3, 2001 and January
  29, 2000..................................................      F-7
Report of Independent Public Accountants on Schedule II.....     F-31
Schedule II.................................................     F-32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Dairy Mart Convenience Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Dairy Mart Convenience Stores, Inc. (a Delaware corporation) and Subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dairy Mart Convenience Stores, Inc. and Subsidiaries as of February 2, 2002, and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on September 24, 2001. This action raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
May 8, 2002 (except with respect to the matters discussed in Notes 1, 8 and 19 as to which the date is June 28, 2002).

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND
                                JANUARY 29, 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Revenues (including excise taxes of $36,449, $42,054 and
  $34,865, respectively)....................................  $646,902   $723,671   $588,551
Cost of goods sold and expenses:
  Cost of goods sold........................................   513,821    576,042    443,559
  Operating and administrative expenses.....................   156,700    157,519    137,069
  Impairment charges........................................    16,997         --         --
  Chapter 11 related restructuring costs....................     6,062         --         --
  Interest expense, net.....................................    15,045     14,183     11,583
                                                              --------   --------   --------
                                                               708,625    747,744    592,211
                                                              --------   --------   --------
  Loss before income taxes and extraordinary item...........   (61,723)   (24,073)    (3,660)
  (Provision for) benefit from income taxes.................      (436)    (5,378)     1,164
                                                              --------   --------   --------
  Loss before extraordinary item............................   (62,159)   (29,451)    (2,496)
  Extraordinary loss on early retirement of debt (Note 2)...    (1,029)        --         --
                                                              --------   --------   --------
  Net loss..................................................  $(63,188)  $(29,451)  $ (2,496)
                                                              ========   ========   ========
Loss per share before extraordinary item, basic and
  diluted...................................................  $ (12.42)  $  (5.96)  $   (.51)
Effect of extraordinary loss per share......................      (.21)        --         --
                                                              --------   --------   --------
Net loss per share, basic and diluted.......................  $ (12.63)  $  (5.96)  $   (.51)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
                          CONSOLIDATED BALANCE SHEETS

                     FEBRUARY 2, 2002 AND FEBRUARY 3, 2001

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2002       2001
                                                              --------   --------
ASSETS
Current assets:
  Cash......................................................  $  9,239   $  5,667
  Short-term investments....................................       886      3,000
  Accounts and notes receivable, net........................    18,207     13,462
  Inventory.................................................    21,309     24,424
  Prepaid expenses and other current assets.................     3,131      3,612
                                                              --------   --------
       Total current assets.................................    52,772     50,165
Property and equipment, net.................................    97,010    111,448
Intangible assets, net......................................        --     13,731
Other assets, net...........................................    14,388     15,373
                                                              --------   --------
       Total assets.........................................  $164,170   $190,717
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term obligations...............  $ 41,359   $  6,043
  Accounts payable..........................................    11,987     44,361
  Accrued expenses..........................................    11,363     15,835
  Accrued interest..........................................     3,612      3,638
                                                              --------   --------
       Total current liabilities............................    68,321     69,877
                                                              --------   --------
Long-term obligations, less current portion above...........        --    129,557
Other liabilities...........................................     9,969     13,555
Commitments and contingencies (Notes 8, 9 and 14)...........        --         --
Liabilities subject to compromise (Note 15).................   171,329         --
Stockholders' equity:
  Preferred stock (serial), par value $.01, 1,000 shares
     authorized, no shares issued...........................        --         --
  Common stock, par value $.01, 30,000 shares authorized,
     7,063 and 7,059 issued.................................        70         70
  Paid-in capital...........................................    32,427     32,416
  Retained deficit..........................................  (102,941)   (39,753)
  Treasury stock, at cost...................................   (15,005)   (15,005)
                                                              --------   --------
       Total stockholders' deficit..........................   (85,449)   (22,272)
                                                              --------   --------
  Total liabilities and stockholders' deficit...............  $164,170   $190,717
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

       FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND
                                JANUARY 29, 2000

                                 (IN THOUSANDS)

                                                  COMMON STOCK                 TREASURY STOCK
                                      -------------------------------------   -----------------
                                      COMMON            PAID-IN   RETAINED
                                      SHARES   AMOUNT   CAPITAL   (DEFICIT)   SHARES    AMOUNT
                                      ------   ------   -------   ---------   ------   --------
Balance January 30, 1999............  6,909     $69     $31,999   $  (7,806)  2,058    $(15,005)
  Issuance of Common Stock..........     40      --         108          --      --          --
  Net loss..........................     --      --          --      (2,496)     --          --
                                      -----     ---     -------   ---------   -----    --------
Balance January 29, 2000............  6,949      69      32,107     (10,302)  2,058     (15,005)
  Issuance of Common Stock..........    110       1         309          --      --          --
  Net loss..........................     --      --          --     (29,451)     --          --
                                      -----     ---     -------   ---------   -----    --------
Balance February 3, 2001............  7,059      70      32,416     (39,753)  2,058     (15,005)
  Issuance of Common Stock..........      4      --          11          --      --          --
  Net loss..........................     --      --          --     (63,188)     --          --
                                      -----     ---     -------   ---------   -----    --------
Balance February 2, 2002............  7,063     $70     $32,427   $(102,941)  2,058    $(15,005)
                                      =====     ===     =======   =========   =====    ========

  The accompanying notes are an integral part of these consolidated financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND
                                JANUARY 29, 2000

                                 (IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(63,188)  $(29,451)  $ (2,496)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
  Depreciation and amortization.............................    11,720     15,142     13,576
  Extraordinary loss on early retirement of debt............     1,029         --         --
  Impairment charges........................................    16,997         --         --
  Deferred income taxes.....................................        --      4,760     (1,420)
  (Gain) loss on dispositions of properties, net............     2,622        550       (577)
Net changes in assets and liabilities:
  Accounts and notes receivable.............................    (5,056)     3,982     (4,679)
  Inventory.................................................     3,115     10,380    (10,511)
  Accounts payable..........................................     8,255     (6,555)    15,231
  Accrued interest..........................................     5,114        148       (223)
  Other assets and liabilities, net.........................    12,120      1,357     (2,086)
                                                              --------   --------   --------
  Net cash (used for) provided by operating activities......    (7,272)       313      6,815
                                                              --------   --------   --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Sale (purchase) of short-term investments.................     2,114     (2,845)     2,569
  Purchase of property & equipment..........................    (4,247)   (17,398)   (41,878)
  Proceeds from sale of property and equipment..............     1,648      5,350     22,254
                                                              --------   --------   --------
  Net cash used for investing activities....................      (485)   (14,893)   (17,055)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving loan, net.........................     5,574     10,030      4,096
  Borrowings of long-term obligations, net..................     5,744      2,205     10,371
  Issuance of Common Stock..................................        11        310        108
                                                              --------   --------   --------
Net cash provided by financing activities...................    11,329     12,545     14,575
                                                              --------   --------   --------
Increase (decrease) in cash.................................     3,572     (2,035)     4,335
Cash at beginning of year...................................     5,667      7,702      3,367
                                                              --------   --------   --------
Cash at end of year.........................................  $  9,239   $  5,667   $  7,702
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES:
  Cash (paid) refunded during the year --
     Interest...............................................  $ (9,932)  $(14,035)  $(11,806)
     Income taxes refunded, net.............................       155        139        119

  The accompanying notes are an integral part of these consolidated financial statements.

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000

1.  VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11:

     On September 24, 2001 (the "Petition Date"), Dairy Mart Convenience Stores, Inc. and all of its subsidiaries (with the exception of Financial Opportunities, Inc.) (collectively, the "Debtor" or "Debtors") filed voluntary petitions for protection (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are currently operating their business as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 01-42400
(AJG).

     As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent a specific order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases. Substantially all pre-petition liabilities, including rejection damages claims by the parties to contracts or leases that are rejected, are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

     On June 5, 2002, the Company executed an asset purchase agreement (the "Purchase Agreement") pursuant to which Alimentation Couche-Tard Inc. ("Couche-Tard") agreed to acquire the majority of the Company's stores. Under the terms of the Purchase Agreement, Couche-Tard would acquire the majority of Dairy Mart's stores for approximately $80 million in cash, subject to adjustments, and the assumption of certain liabilities. Couche-Tard would also manage any stores that it does not acquire, with the intention of eventually selling or closing those stores on behalf of the Company. The Company's board of directors and the Creditors' Committee have approved the transaction. The execution of the Purchase Agreement commences the auction process required under
Section 363 of the Bankruptcy Code in which other interested parties may submit bids for the Company. The Company anticipates that an auction will be held for qualified bidders on July 30, 2002. If the Purchase Agreement is completed, the Company would submit a plan of reorganization and liquidation pursuant to the Bankruptcy Code. There can be no assurance, however, that the Company or Couche-Tard will be able to complete the Purchase Agreement or that a reorganization or liquidation plan will be proposed by the Debtors or confirmed by the Bankruptcy Court. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date. By subsequent action, the Bankruptcy Court has extended such exclusivity period until July 19, 2002. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization or liquidation for the Debtors. A plan of reorganization (or liquidation) must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The Company believes, based on information presently available to it, that a plan of reorganization will likely result in holders of the Company's common stock receiving no value for their interests.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Filing and related circumstances, however, the Company's ability to continue as a going concern is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

2.  EXTRAORDINARY LOSS:

     On October 19, 2001, the Company retired the outstanding balance of approximately $26.5 million on its former $30 million senior revolving credit facility. This debt became due when the Company defaulted by, among other things, not paying a $250,000 amendment fee to its senior revolving credit lenders. On October 19, 2001, the Company received court approval of its entire $46 million DIP ("Debtor-in-possession") Facility and the Company retired the senior revolving credit facility with proceeds from the DIP Facility. An extraordinary loss of approximately $1.0 million was incurred as a result of the early retirement which represented the write-off of remaining unamortized deferred financing costs at that date. No tax benefit has been recorded due to the uncertainty as to the Company's ability to utilize current operating losses to offset future income tax liabilities.

3.  SIGNIFICANT ACCOUNTING POLICIES:

     Corporate Organization and Consolidation -- The accompanying financial statements include the accounts of Dairy Mart Convenience Stores, Inc. and its Subsidiaries (the Company). All intercompany transactions have been eliminated.

     Financial Statement Presentation -- The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

     Substantially all of the Company's pre-petition debt is now in default due to the Filing. As described in Note 15, the accompanying consolidated financial statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." As required by SOP 90-7, the Company, beginning fiscal year 2002, recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

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

     Fiscal Year -- The Company's fiscal year ends on the Saturday closest to January 31. There were 52 weeks included in the fiscal year ended February 2, 2002, 53 weeks in the fiscal year ended February 3, 2001 and 52 weeks in the fiscal year ended January 29, 2000.

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

     Short-term Investments -- As of February 2, 2002 and February 3, 2001 the Company's short-term investments consisted of U.S. Treasury Bills having original maturities of less than one year. As of February 2, 2002 and February 3, 2001, the fair values of the short-term investments approximated their cost.

     Inventory -- The Company's inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

     Property, Equipment, and Depreciation -- Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the following estimated useful lives:


Buildings..............................................   30-40 years
Equipment..............................................    5-30 years
Leasehold improvements.................................    5-31 years

     Repair and maintenance costs are expensed as incurred.

     Long-lived Assets -- Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Measurement of the amount of the impairment may be based on market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset. As a result of termination of the merger agreement with DM Acquisition Corp. during fiscal year 2002 and certain store closings which occurred during and subsequent to fiscal year 2002, an impairment charge of $17.0 million was recorded during fiscal year 2002 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The impairment charge related to goodwill, other intangible assets including franchise rights and favorable leases, and certain property, plant and equipment.

     Self Insurance Reserves -- The Company is self-insured for certain property, liability, accident and health insurance risks, and establishes reserves for estimated outstanding claims based on its historical claims experience and reviews by third-party loss reserves specialists. The Company has purchased insurance coverage for losses that may occur above certain levels. As of February 2, 2002 and February 3, 2001 the Company had established reserves for these risks of $1,789,000 and $1,604,000, respectively, which are recorded on a present value basis using a risk-free rate of return to discount the liability. The ultimate amount of these liabilities could differ from these estimates. At February 2, 2002 and February 3, 2001, the risk-free rate of return was 5.19%.

     Fair Value of Financial Instruments -- The Company has disclosed the fair value, related carrying value and method of determining fair value for the following financial instruments in the accompanying notes as referenced: short-term investments (see Note 3), accounts and notes receivable (see Note 4) and long-term obligations (see Note 8).

     Revenue Recognition -- The Company recognizes revenues as earned, including franchise revenues and interest income. Franchise revenues represent a percentage of franchise store sales remitted to the Company on a weekly or monthly basis in exchange for the Company providing merchandising, advertising, store audit, and other operating and administrative support services, as well as revenues derived from initial fees and the gain on sale of store assets to franchisees. Franchise revenues were $7,182,000, $9,085,000 and $9,678,000 for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

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

     Earnings (Loss) per Share -- Earnings (loss) per share have been calculated based on the weighted average number of shares of common stock outstanding and the effect of stock options, if dilutive, during each year. The weighted-average number of shares used in the calculation of basic earnings (loss) per share is 5,005,009, 4,945,207 and 4,868,664 for the fiscal years ended February 2, 2002,
February 3, 2001 and January 29, 2000, respectively. Dilutive earnings per share has not been presented as the Company's basic and dilutive earnings per share are equal for fiscal years 2002, 2001 and 2000.

     New Authoritative Accounting Pronouncements -- On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The adoption will not have a material impact on the Company's consolidated financial statements as a result of the impairment charge recorded during fiscal year 2002 as discussed in the Long-Lived Assets section of Note 3. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. Management is currently evaluating the impact that adoption of SFAS No. 144 will have on the Company's financial statements. The Company will adopt Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" in fiscal year 2004. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Management has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

     Reclassifications -- Certain amounts in the prior periods' Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period.

4.  ACCOUNTS AND NOTES RECEIVABLE:

     A summary of accounts and notes receivable as of February 2, 2002 and February 3, 2001 is as follows:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Franchise accounts receivable...............................  $ 3,118   $ 3,386
Franchise notes receivable..................................      752     1,140
Marketing allowances........................................    8,718     5,358
Receivables from states' environmental remediation funds....   11,495    10,575
Other receivables...........................................    6,663     4,917
                                                              -------   -------
                                                               30,746    25,376
Less allowance for doubtful accounts and notes receivable...   (2,614)   (2,301)
                                                              -------   -------
Net accounts and notes receivable...........................   28,132    23,075
Less noncurrent receivables (included in other assets)......   (9,925)   (9,613)
                                                              -------   -------
Current accounts and notes receivable.......................  $18,207   $13,462
                                                              =======   =======

     The carrying amount of current accounts and notes receivable approximates fair value because of the short maturity of those receivables. The fair value of the Company's noncurrent notes receivable is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of February 2, 2002 and February 3, 2001, management has determined the fair values of the noncurrent notes receivable approximate their carrying values.

5.  PROPERTY AND EQUIPMENT:

     A summary of property and equipment as of February 2, 2002 and February 3, 2001 is as follows:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $  4,666   $  5,171
Building and leasehold improvements.........................    47,363     47,556
Equipment...................................................   119,277    125,501
                                                              --------   --------
                                                               171,306    178,228
Less accumulated depreciation and amortization..............   (74,296)   (66,780)
                                                              --------   --------
Property and equipment, net.................................  $ 97,010   $111,448
                                                              ========   ========

6.  INTANGIBLE ASSETS:

     A summary of intangibles as of February 2, 2002 and February 3, 2001 is as follows:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $     --   $ 13,907
Franchise and operating rights..............................        --     10,104
                                                              --------   --------
                                                                    --     24,011
Less accumulated amortization...............................        --    (10,280)
                                                              --------   --------
Intangible assets, net......................................  $     --   $ 13,731
                                                              ========   ========

     Goodwill represents the excess of cost over fair value of net assets purchased. Franchise and operating rights represent the value of franchise relationships purchased in connection with past acquisitions. During fiscal year 2002 management determined that the value of these assets had been impaired and wrote off the balance of these assets. The write-off of these assets is included in the Impairment Charges caption in the accompanying Consolidated Statements of Operations and is discussed further in Note 3 hereto.

7.  ACCRUED EXPENSES:

     A summary of accrued expenses as of February 2, 2002 and February 3, 2001 is as follows:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued salaries and wages..................................  $ 3,281   $ 3,804
Accrued environmental assessment and remediation............    2,211     4,434
Other accrued expenses......................................    5,871     7,597
                                                              -------   -------
Total accrued expenses......................................  $11,363   $15,835
                                                              =======   =======

8.  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS AND LONG-TERM OBLIGATIONS:

     The Company had the following long-term obligations as of February 2, 2002 and February 3, 2001:

                                                                                           FEB. 3
                                                                FEBRUARY 2, 2002            2001
                              INTEREST       MATURITY     -----------------------------   --------
                                RATE       (FISCAL YR.)   CURRENT   LONG-TERM    TOTAL     TOTAL
                            ------------   ------------   -------   ---------   -------   --------
                                                                       (IN THOUSANDS)
Senior subordinated notes
  (Series A Notes)........        10.25%         2005     $    --    $    --    $    --   $ 75,000
Senior subordinated notes
  (Series B Notes) net of
  original issue discount
  of $528.................        10.25%         2005          --         --         --     12,728
Senior revolving credit
  facility................      Variable         2002          --         --         --     24,326
Senior DIP credit
  facility................      Variable         2003      40,651         --     40,651         --
Real estate mortgage notes
  payable.................  9.84%-10.95%    2007-2021          --         --         --      7,334
Small Business
  Administration
  debentures..............  6.875%-8.33%    2002-2006         708         --        708      3,130
Equipment financing.......   8.5%-11.81%    2003-2009          --         --         --     13,082
                                                          -------    -------    -------   --------
                                                          $41,359    $    --    $41,359   $135,600
                                                          =======    =======    =======   ========

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

     The Series A and Series B Notes (collectively, the "Notes") are redeemable, at the option of the Company, beginning March 15, 1999 at rates starting at 104.75% of the principal amount reduced annually through March 15, 2002, at which time they become redeemable at 100% of the principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company and its subsidiaries, the incurrence of additional indebtedness and new operating lease obligations by the Company or any of its subsidiaries, and certain mergers, consolidations and dispositions of assets. Additionally, according to the terms of the Notes, if a change of control occurs, as defined, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof. The original issue discount amortization related to the Series B Notes of $243,900, $230,080 and $160,980 is included in interest expense for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively. As of February 2, 2002 the Notes are shown in "Liabilities Subject to Compromise" on the Company's Consolidated Balance Sheet. "Liabilities Subject to Compromise" is discussed in Note 15.

     The Company is a borrower under a $46,000,000 debtor-in-possession credit facility (the "DIP Facility") with a term loan commitment of $10,750,000 and a revolving credit commitment of $35,250,000 (which revolving credit commitment includes a letter of credit sub-limit of up to $15,000,000). As of February 2, 2002, the outstanding loans under the DIP Facility totaled $40,650,831 in addition to outstanding letters of credit issued thereunder as of such date in an aggregate face amount of $4,058,721. The outstanding balance under the DIP Facility is due and payable not later than September 26, 2002, with an option to extend the term of the facility for 180 days upon satisfaction of certain conditions. Interest on the outstanding balance under the DIP Facility accrues at a variable rate per annum equal at any time to 3.5% plus the agent lender's prime rate at such time, such variable rate never to fall below 10.25% per annum. The rate increases by 1.0% per annum during any extension period. Among other restrictions, the DIP Facility contains financial covenants relating to specified minimum levels of earnings before interest expense, taxes, depreciation, amortization and non-recurring expenses, as defined, and a limit on capital expenditures. As of February 2, 2002, the Company was in compliance or had obtained waivers for all covenants under the DIP Facility. During the first quarter and first period of the second quarter of fiscal year 2003, however, the Company failed to meet certain earnings covenants required by the terms of the DIP Facility. The Company notified the DIP Facility lenders that the Company was in default under the terms of the DIP Facility. Subsequent to receiving notification from the Company of the event of default, the DIP Facility lenders have continued to provide financing to the Company under the terms of the DIP Facility. The Company believes the DIP Facility will be retired in full if the Purchase Agreement is consummated. The Company and the DIP Facility lenders have agreed in principle to the terms of an agreement whereby the DIP Lenders have agreed to forbear from exercising their rights and remedies with respect to the present events of default and any financial covenant defaults, and continue to provide financing in accordance with the terms of the DIP Facility through August 23, 2002. The agreement is subject to execution by the parties and Bankruptcy Court approval. The Company believes the agreement will be executed and approved and that the DIP Facility will provide adequate financing to the Company which will allow the Company to continue to operate through the date at which the Purchase Agreement is consummated. The Company expects to continue to pay for employee salaries and benefits, ongoing operations (including payments to vendors) and other working capital needs using funds acquired from its DIP Facility. In connection with the DIP Facility, the Company granted a security interest in substantially all of its assets including the shares of capital stock of certain subsidiary corporations of the Company. The Company is prohibited under the DIP Facility from declaring or paying any cash dividends and from purchasing or redeeming any of its capital stock.

     In fiscal year 2001, the Company entered into capital lease agreements of $3.7 million for equipment and $2.2 million in real estate mortgages that were used to support new store development. As of February 2, 2002, the capital lease obligations are shown in "Liabilities Subject to Compromise" on the Company's Consolidated Balance Sheet. "Liabilities Subject to Compromise" is discussed in
Note 15.

     As of February 2, 2002 management has determined that the fair value of the Small Business Administration debenture approximated its carrying amount. Fair values of obligations are based on rates available to the Company for debt with similar terms and maturities. The DIP Facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of February 2, 2002.

     As of February 2, 2002, scheduled maturities on long-term obligations including amounts shown in Liabilities Subject to Compromise and shown net of original issue discount of $528 for the next five years and thereafter, are as follows:

FISCAL YEAR
-----------                                               (IN THOUSANDS)
2003...................................................      $ 46,118
2004...................................................         3,695
2005...................................................        89,522
2006...................................................         1,431
2007...................................................           388
Thereafter.............................................         6,008
                                                             --------
                                                             $147,162
                                                             ========

     Substantially all of the Company's pre-petition debt is now in default as a result of the Filing. The Company's pre-petition debt, including the Notes, is included in "Liabilities Subject to Compromise" which is discussed further in
Note 15 hereto.

9.  OPERATING LEASES:

     The Company leases operating properties, including store locations and office space, under various lease agreements expiring through fiscal year 2020. Certain of these locations are sublet to the Company's franchisees.

The future minimum lease payments related to these properties, net of subleases, as of February 2, 2002 is as follows:

                                                               NET
                                                            OPERATING
FISCAL YEAR                                                   LEASES
-----------                                               --------------
                                                          (IN THOUSANDS)
2003...................................................      $ 14,529
2004...................................................        13,116
2005...................................................        12,095
2006...................................................        10,872
2007...................................................         9,764
Thereafter.............................................        67,342
                                                             --------
                                                             $127,718
                                                             ========

     Rental expense for all operating leases was as follows:

                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Leases......................................................  $20,229   $20,268   $16,691
Less subleases..............................................    1,075     1,293     1,592
                                                              -------   -------   -------
Net.........................................................  $19,154   $18,975   $15,099
                                                              =======   =======   =======

     As part of its plan of reorganization, the Company expects to evaluate its properties and may seek to reject a number of leases, including those leases related to stores scheduled to be closed.

10.  FEDERAL AND STATE INCOME TAXES:

     The (provision) benefit from income taxes for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 was as follows:

                                                              2002     2001      2000
                                                              -----   -------   ------
                                                                   (IN THOUSANDS)
Current provision
  Federal...................................................  $(250)  $    --   $ (102)
  State and Local...........................................   (186)     (618)    (249)
                                                              -----   -------   ------
     Total current provision................................   (436)     (618)    (351)
                                                              -----   -------   ------
Deferred (provision) benefit
  Federal...................................................     --    (4,760)   1,299
  State and Local...........................................     --        --      216
                                                              -----   -------   ------
     Total deferred (provision) benefit.....................     --    (4,760)   1,515
                                                              -----   -------   ------
     Total (provision) benefit..............................  $(436)  $(5,378)  $1,164
                                                              =====   =======   ======

     The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

                                                               PERCENT OF PRETAX
                                                                 INCOME (LOSS)
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
Statutory federal income tax rate...........................  (34%)   (34%)   (34%)
  Increase (decrease) from:
  State income tax net of federal tax effect................    1       3      (1)
  Nondeductible expenses and amortization of acquired
     assets.................................................   --      --       3
  Change in valuation allowance.............................   34      53      --
                                                              ---     ---     ---
  Effective income tax rate.................................    1%     22%    (32%)

     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred taxes for which it does not consider realization of such assets to be more likely than not. Significant deferred tax assets (liabilities) as of February 2, 2002 and February 3, 2001 were as follows:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Capitalized leases..........................................  $     --   $    350
Depreciation and amortization...............................   (19,468)   (16,833)
Vacation accrual............................................       241        297
Reserve for asset valuations................................       935        905
Insurance reserves not deductible for tax purposes..........     1,893        273
Income deferred for financial statement purposes............     6,053      3,557
Reserve for closed stores and renovations...................     1,177        297
Environmental reserves......................................      (145)      (805)
Tax credits and net operating loss carryforwards............    52,660     26,760
Other.......................................................       317        (49)
Valuation allowance.........................................   (43,663)   (14,752)
                                                              --------   --------
Net deferred tax asset......................................  $      0   $      0
                                                              ========   ========

     At February 2, 2002 and February 3, 2001, the Company's net deferred tax assets are fully offset by a valuation allowance. For financial reporting purposes, the Company recorded a valuation allowance because of the uncertainty of realizing certain tax credits and loss carryforwards in the future.

     As of February 2, 2002, the Company had alternative minimum tax credits aggregating $466,000 which carryforward indefinitely. For federal income tax purposes, these credits can be used in the future to the extent that the Company's regular tax liability exceeds its liability calculated under the alternative minimum tax method. The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of February 2, 2002, the Company had a capital loss carryforward of $1,610,000 that will expire in fiscal year 2003. As of February 2, 2002, the Company had regular federal income tax net operating loss carryforwards of $119,985,000, which expire, if unused, during fiscal years 2011 to 2020 and net operating loss carryforwards for state income tax purposes of $131,874,000 which expire, if unused, during fiscal years 2002 to 2015.

11.  CAPITAL STOCK:

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

     In June 1986, the stockholders approved an Employee Stock Purchase Plan. The plan, as amended in September 1996, provides that employees may purchase quarterly, through payroll deductions, up to 1,000 shares of Common Stock at 85% of the market value. Of the original 1,250,000 shares provided for under this plan, 958,992 shares remained available for issuance as of February 2, 2002.

     As of February 2, 2002, February 3, 2001 and January 29, 2000, the Company held 2,058,000 shares of Common Stock as treasury stock.

12.  STOCK OPTION PLANS AND GRANTS:

     In general, the Company's stock option plans provide for the granting of options to purchase the Company's shares at the market price of such shares as of the option grant date. The options generally have a ten year term and vest and become exercisable on a pro rata basis over four years.

     In fiscal year 1996, and subsequently amended in fiscal year 1998, the Company adopted a Stock Option and Incentive Award Plan ("Award Plan") and a non-qualified Stock Option Plan for Outside Directors ("Outside Directors Plan"). The Award Plan provides for the granting of stock awards and options to employees up to a total of 1,150,000 shares of Common Stock. In fiscal years 2002, 2001 and 2000, the Company granted incentive stock options of 0, 191,000, and 246,000, respectively. The Outside Directors Plan provides for the initial grant of an option to purchase 3,500 shares of the Company's common stock to each non-employee director and an annual grant of an option to purchase 3,500 shares. The maximum number of shares reserved for issuance under this plan, as amended, is 150,000. The Company granted 0 and 21,000 non-qualified stock options in fiscal years 2002 and 2001, respectively.

     During fiscal year 2001, the Company awarded, pursuant to the Award Plan, stock grants consisting of an aggregate of 43,000 shares of the Company's Common Stock. Compensation expense in the amount of $236,500 was recorded with respect to the shares awarded in fiscal year 2001. No shares were awarded in fiscal year 2002 or 2000.

     The Company adopted Stock Option Plans in 1985 and 1990 providing for the granting of options to employees up to an aggregate of 226,875 shares of the former Class B Common Stock and 750,000 shares of the former Class A Common Stock. No options were granted from these plans in fiscal year 2002, 2001 or 2000.

     The Company did not grant any stock options that are not part of a specific plan in fiscal years 2002, 2001 or 2000. The fair value of the Company's stock is a diminutive value as a result of the Filing. As such, management has elected not to include pro forma information regarding net loss and loss per share; nor has Pro forma information regarding net loss and loss per share as required by SFAS No. 123, "Accounting for Stock-Based Compensation" been determined as if the Company had accounted for its employee stock options under the fair value method of the statement.

     A summary of the Company's stock option activity and related information for the fiscal years ended February 2, 2002 February 3, 2001 and January 29, 2000 is as follows:

                                                                               WEIGHTED-AVERAGE
                                                                 OPTIONS        EXERCISE PRICE
                                                              --------------   ----------------
                                                              (IN THOUSANDS)
Outstanding as of January 30, 1999..........................        941             $3.96
Granted.....................................................        271              3.21
Exercised...................................................        (21)             2.75
Forfeited...................................................        (73)             4.34
                                                                  -----
Outstanding as of January 29, 2000..........................      1,118              3.78
Granted.....................................................        229              2.78
Exercised...................................................        (49)             2.86
Forfeited...................................................       (109)             3.71
                                                                  -----
Outstanding as of February 3, 2001..........................      1,189              3.55
Granted.....................................................         --                --
Exercised...................................................         --                --
Forfeited...................................................       (752)             3.54
                                                                  -----
Outstanding as of February 2, 2002..........................        437              3.61
                                                                  =====             =====

     The weighted-average fair values of stock options granted during fiscal years 2001 and 2000 were $1.76 and $1.93, respectively.

     The following table summarizes information about the Company's stock options outstanding as of February 2, 2002:

                                                                           WEIGHTED   WEIGHTED-AVERAGE
                                                                           AVERAGE       REMAINING
                    GRANT                        OPTIONS       OPTIONS     EXERCISE     CONTRACTUAL
                 PRICE RANGE                   OUTSTANDING   EXERCISABLE    PRICE       LIFE (YEARS)
                 -----------                   -----------   -----------   --------   ----------------
$2.60 to $3.28...............................    170,668       103,668      $2.89           6.8
$3.63 to $4.25...............................    225,332       185,082       3.90           5.3
$5.50 to $5.88...............................     41,000        41,000       5.77           4.4
                                                 -------       -------
  Total......................................    437,000       329,750
                                                 =======       =======

13.  EMPLOYEE BENEFIT PLANS:

     The Company provides benefits to qualified employees through a defined contribution profit sharing plan. Contributions under this plan are made annually in amounts determined by the Company's Board of Directors. No discretionary contributions to this plan were made in fiscal years 2002, 2001 or 2000.

     Effective January 1, 1993, the profit sharing plan was amended pursuant to section 401(k) of the Internal Revenue Code enabling eligible employees to contribute up to 15% of their annual compensation to the plan, with the Company matching 50% of such contributions during fiscal years 2000, 2001 and through March, 2001, of fiscal year 2002, up to 6% of the employee's annual compensation. Effective April 1, 2001 the Company matched 25% of such contributions up to 3% of the employee's compensation. Matching contributions from the Company for fiscal years 2002, 2001 and 2000 were $94,000, $311,000 and $320,000, respectively. The Company does not offer any additional post retirement and post-employment benefits to its employees.

     In March 1998, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") to provide additional retirement benefits, payable in a lump sum, to certain executive officers. The SERP is an unfunded plan; however, the Company intends to use the cash surrender value of keyman life insurance policies purchased by the Company to fund its obligations under the plan. As of February 2, 2002 and February 3, 2001, cash surrender values of $587,119 and $431,203, respectively, were recorded as assets on the accompanying Consolidated Balance Sheets. As of February 2, 2002 and February 3, 2001 plan obligations of $102,664 and $232,882, respectively, were recorded as liabilities on the accompanying Consolidated Balance Sheets.

14.  COMMITMENTS AND CONTINGENCIES:

     As of February 3, 2002, the Company was contingently liable for outstanding letters of credit amounting to $4,058,721.

     The Company has certain environmental contingencies related to the ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its gasoline operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from existing and previously operated retail gasoline facilities, including locations the Company has sold. The Company accrues its estimate of all costs to be incurred for assessment and remediation for known releases. In February 1997, the Company adopted SOP No. 96-1, "Environmental Remediation Liabilities", which provides guidance on specific accounting issues related to the recognition, measurement and disclosure of environmental remediation liabilities. These accruals are adjusted if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation may vary significantly from year to year. As of February 2, 2002 and February 3, 2001, the Company had recorded an accrual of $11,137,000 and $8,707,000, respectively, for such costs. The Company is entitled to reimbursement of a portion of the remediation expenditures from various state environmental trust funds based upon compliance with the terms and conditions of such funds. As of February 2, 2002 and February 3, 2001, the Company had recorded a reimbursement receivable of $11,495,000 and $10,575,000, respectively. For the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, the Company recorded a provision for environmental expenses of $3,289,000, $656,000 and $474,000, respectively.

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

     In fiscal year 1999, the Company entered into a long-term supply and branding agreement with Chevron Products Company to brand certain high-volume retail gasoline locations. The agreement obligates the Company to purchase a minimum volume of gasoline over a ten-year period. Management believes that the purchase volume can be met over the term of the agreement. In addition, the agreement provides for the Company to be reimbursed for costs incurred in the conversion of equipment and display facilities.

     In March 1999, the Company signed an agreement with Procter & Gamble. The agreement calls for the Company to exclusively sell Millstone brand coffee blends through February 2004. The agreement requires the purchase of a minimum quantity of coffee. Management expects to meet the required level of purchases.

     In March 2001, the Company signed an agreement with The Coca-Cola Company to display and sell Coca Cola(R) products in all Company-operated stores. The term of this agreement is through December 2006. The agreement has specific display and purchase requirements. If current purchase and merchandising trends continue, the Company would not fulfill these requirements. However, The Coca-Cola Company has the option to extend the contract term to provide the Company more time to comply with the stated requirements.

     The Company was a defendant in an action brought by a former supplier of certain dairy products to convenience stores formerly owned by the Company in Massachusetts, Rhode Island, Connecticut, and New York ("New England Stores"). The action is entitled New England Dairies, Inc. v. Dairy Mart Convenience Stores, Inc. and Dairy Mart, Inc., Civil Action No. 397CU00894 (U.S. District Court for the State of Connecticut). This action was commenced on April 17, 1997, by New England Dairies, Inc. ("NED") alleging that the Company committed an anticipatory breach of a supply agreement entered into between NED and the Company on April 25, 1995 ("the Agreement"), when the Company entered into a contract with a third party to sell all company-owned and franchised convenience stores in New England, without requiring the third party purchaser to assume the Agreement. On February 4, 2002, judgment was entered in favor of NED for $960,194. Neither party appealed. NED has filed with U.S. District Court for the State of Connecticut a motion for prejudgment interest and attorney's fees. This motion is pending. The Company has recognized in the accompanying financial statements for fiscal year 2002 a $1.7 million provision for the judgment and related expenses. As a result of the Company's bankruptcy, the United States Bankruptcy Court for the Southern District of New York and the U.S. District Court for the State of Connecticut are determining NED's status as a secured or unsecured creditor.

     On December 20, 2001, Frank Colaccino ("Colaccino"), the former Chief Executive Officer of the Company, whose employment with the Company was terminated in August of 1994, Richard M. Osborne ("Osborne") and William Lannon (collectively, the "Delaware Plaintiffs") filed a complaint, Colaccino et al. v. Dairy Mart Convenience Stores, Inc., C.A. No. 19322 NC, against the Company in the Court of Chancery of the State of Delaware (the "Delaware Action"), which alleged, among other things, that there had not been a meeting of stockholders since May, 2000. The Delaware Plaintiffs sought an order compelling the Company to hold an annual meeting of stockholders and to elect directors at the proposed meeting. The Delaware Action is effectively stayed because the parties have agreed to extend the Company's time to answer the complaint without assigning a date for further hearing and have also agreed that the Delaware Plaintiffs would only pursue the Delaware Action in the event all outstanding issues among the parties are not resolved in the Colaccino Action (described in the paragraph immediately following this paragraph).

     On January 14, 2002, the Company initiated an adversary proceeding in the Bankruptcy Court captioned Dairy Mart Convenience Stores, Inc., et al. v. Colaccino, et al., No. 02/02019 (the "Colaccino Action"). The Company initiated this suit against the Delaware Plaintiffs to stay and permanently enjoin the prosecution of the Delaware Action and for breach of the automatic stay provisions of Bankruptcy Code. Because the Company is insolvent, the Company asserted that the plaintiffs have no economic interests in the Company's estates and no right to demand a meeting of stockholders. The Company also asserted that allowing the Delaware Action to go forward would likely impair the reorganization proceedings and violate the automatic stay provisions of the Bankruptcy Code. Discovery has not yet been completed in this matter.

     On January 14, 2002, Colaccino, William Lannon, Joseph Wodarski and Bonita Wodarski (collectively, the "Movants") filed a motion in the Bankruptcy Court (the "Motion") for leave to commence a derivative action in the United States District Court for the Western District of Pennsylvania against the Company, a nominal defendant, and the Company's former and current directors. The Movants proposed to file a complaint asserting claims for common law fraud, violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and breach of fiduciary duty on behalf of the Company against the named defendants. The proposed complaint revolves around the management buyout proposed by Mr. Robert
B. Stein, Jr., and the Movants would (if permitted to do so) seek compensatory damages, punitive damages, attorney fees and costs totaling approximately $168 million and treble damages under RICO in the amount of $504 million. The Bankruptcy Court held that the Company had priority in the first instance to assert these potential claims and that the Creditors' Committee was next in priority to assert any potential claims. The Bankruptcy Court has allowed the Company and the Creditors' Committee until June 5, 2002, to investigate the allegations in the proposed complaint and to determine whether either would seek to assert a potential derivative claim. Additionally, the Bankruptcy Court denied the Motion without prejudice to Movants filing a separate motion after June 5, 2002. Although the Creditors' Committee has completed its investigation as to whether Movants' proposed claims should be pursued it has not yet issued its determination. The Company anticipates that the Creditors' Committee will issue its determination by the week of July 15, 2002. The Company believes it will make its determination shortly thereafter. Since, the Movants have appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of New York, but briefing of their appeal has been stayed pending a conference with the District Court which has been scheduled for July 26, 2002, at which time the District Court will expect to hear the Creditors' Committee's and the Company's determinations. The Company does not expect that Movants will attempt to file another motion to pursue a derivative action before that date.

     In the ordinary course of business, the Company is party to various other actions which the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which the Company currently is party will not have a material adverse effect upon its future results of operations or financial condition.

15.  LIABILITIES SUBJECT TO COMPROMISE:

     Liabilities Subject to Compromise refer to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral security claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases. Liabilities subject to compromise consist of the following:


Trade payables and other miscellaneous claims............   $ 46,423
Secured debt.............................................     19,060
Deferred vendor income...................................     14,687
Unsecured debentures.....................................     87,972
Unsecured notes..........................................        240
Priority claims..........................................      2,947
                                                            --------
  Total..................................................   $171,329
                                                            ========

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

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED FEBRUARY 2, 2002

                                 (IN THOUSANDS)

                                         PARENT     GUARANTOR
                                        COMPANY    SUBSIDIARIES    FINOP    ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -------   ------------   ------------
Revenues (including excise taxes of
  $36,449)............................  $    127     $646,619     $   156     $    --        $646,902
Cost of goods sold and expenses:
  Cost of goods sold..................        --      513,821          --          --         513,821
  Operating and administrative
     expenses.........................       805      155,566       1,021        (692)        156,700
  Impairment charges..................        --       16,997          --          --          16,997
  Chapter 11 related restructuring
     costs............................        --        6,062          --          --           6,062
  Interest expense, net...............    14,584          273         188          --          15,045
                                        --------     --------     -------     -------        --------
                                          15,389      692,719       1,209        (692)        708,625
                                        --------     --------     -------     -------        --------
  Loss before income taxes, equity in
     loss of consolidated subsidiaries
     and extraordinary item...........   (15,262)     (46,100)     (1,053)         --         (61,723)
Provision for income taxes............        --         (436)         --          --            (436)
                                        --------     --------     -------     -------        --------
  Loss before equity in loss of
     consolidated subsidiaries and
     extraordinary item...............   (15,262)     (46,536)     (1,053)        692         (62,159)
Equity in loss of consolidated
  subsidiaries........................   (47,926)        (361)         --      48,287              --
Extraordinary loss on early retirement
  of debt.............................        --       (1,029)         --          --          (1,029)
                                        --------     --------     -------     -------        --------
  Net loss............................  $(63,188)    $(47,926)    $(1,053)    $48,979        $(63,188)
                                        ========     ========     =======     =======        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF FEBRUARY 2, 2002

                                 (IN THOUSANDS)

                                          PARENT     GUARANTOR
                                         COMPANY    SUBSIDIARIES   FINOP    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------   ------------   ------------
ASSETS
Current assets:
  Cash.................................  $  3,701     $  5,520     $   18    $      --       $  9,239
  Short-term investments...............        --           --        886           --            886
  Accounts and notes receivable, net...        --       17,709        498           --         18,207
  Inventory............................        --       21,309         --           --         21,309
  Prepaid expenses and other current
     assets............................         7        3,124         --           --          3,131
                                         --------     --------     ------    ---------       --------
       Total current assets............     3,708       47,662      1,402           --         52,772
                                         --------     --------     ------    ---------       --------
Property and equipment, net............        --       97,010         --           --         97,010
Other assets, net......................     2,202       12,067        119           --         14,388
Investment in and advances to
  subsidiaries.........................   145,108          780         --     (145,888)            --
                                         --------     --------     ------    ---------       --------
       Total assets....................  $151,018     $157,519     $1,521    $(145,888)      $164,170
                                         ========     ========     ======    =========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term
     obligations.......................  $ 40,649     $     --     $  710    $      --       $ 41,359
  Accounts payable.....................    11,987           --         --           --         11,987
  Accrued expenses.....................     8,920        2,432         11           --         11,363
  Accrued interest.....................     3,582           10         20           --          3,612
                                         --------     --------     ------    ---------       --------
       Total current liabilities.......    65,138        2,442        741           --         68,321
                                         --------     --------     ------    ---------       --------
Long-term obligations, less current
  portion above........................        --           --         --           --             --
Other liabilities......................        --        9,969         --           --          9,969
Liabilities subject to compromise......   171,329           --         --           --        171,329
Stockholders' equity (deficit).........   (85,449)     145,108        780     (145,888)       (85,449)
                                         --------     --------     ------    ---------       --------
     Total liabilities and
       stockholders' equity
       (deficit).......................  $151,018     $157,519     $1,521    $(145,888)      $164,170
                                         ========     ========     ======    =========       ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED FEBRUARY 2, 2002

                                 (IN THOUSANDS)

                                         PARENT     GUARANTOR
                                        COMPANY    SUBSIDIARIES    FINOP    ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -------   ------------   ------------
Net cash provided by (used for)
  operating activities................  $(14,315)     $6,756      $   287     $    --        $(7,272)
Cash flows used for investing
  activities:
  Proceeds from sale of short-term
     investments......................        --          --        2,114          --          2,114
  Purchase of property and
     equipment........................        --      (4,247)          --          --         (4,247)
  Proceeds from sale of property and
     equipment........................        --       1,648           --          --          1,648
  Investment in and advances to
     subsidiaries.....................     2,934      (2,544)        (390)         --             --
                                        --------      ------      -------     -------        -------
     Net cash used for investing
       activities.....................     2,934      (5,143)       1,724          --           (485)
                                        --------      ------      -------     -------        -------
Cash flows from financing activities:
  Borrowings on revolving loan, net...     2,100       3,474           --          --          5,574
  Borrowings (repayment) of long-term
     obligations......................     9,250      (1,086)      (2,420)         --          5,744
  Issuance of common stock............        11          --                       --             11
                                        --------      ------      -------     -------        -------
Net cash provided by financing
  activities..........................    11,361       2,388       (2,420)         --         11,329
                                        --------      ------      -------     -------        -------
Increase (decrease) in cash...........       (20)      4,001         (409)         --          3,572
Cash at beginning of year.............     3,721       1,519          427          --          5,667
                                        --------      ------      -------     -------        -------
Cash at end of year...................  $  3,701      $5,520      $    18     $    --        $ 9,239
                                        ========      ======      =======     =======        =======
Supplemental disclosures:
  Cash (paid) refunded during the
     year --
     Interest.........................  $ (9,254)     $ (490)     $  (188)         --        $(9,932)
     Income taxes refunded, net.......       155          --           --          --            155

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED FEBRUARY 3, 2001

                                 (IN THOUSANDS)

                                           PARENT     GUARANTOR
                                          COMPANY    SUBSIDIARIES   FINOP   ELIMINATIONS   CONSOLIDATED
                                          --------   ------------   -----   ------------   ------------
Revenues (including excise taxes of
  $42,054)..............................  $    220     $723,229     $222      $    --        $723,671
Cost of goods sold and expenses:
  Cost of goods sold....................        --      576,042       --           --         576,042
  Operating and administrative
     expenses...........................       352      157,146       21           --         157,519
  Interest expense......................    13,408          533      242           --          14,183
                                          --------     --------     ----      -------        --------
                                            13,760      733,721      263           --         747,744
                                          --------     --------     ----      -------        --------
  Loss before income taxes and equity in
     loss of consolidated
     subsidiaries.......................   (13,540)     (10,492)     (41)          --         (24,073)
Benefit (provision) from income taxes...     6,228      (11,625)      19           --          (5,378)
                                          --------     --------     ----      -------        --------
  Loss before equity in loss of
     consolidated subsidiaries..........    (7,312)     (22,117)     (22)          --         (29,451)
Equity in loss of consolidated
  subsidiaries..........................   (22,139)         (22)      --       22,161              --
                                          --------     --------     ----      -------        --------
  Net loss..............................  $(29,451)    $(22,139)    $(22)     $22,161        $(29,451)
                                          ========     ========     ====      =======        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF FEBRUARY 3, 2001

                                 (IN THOUSANDS)

                                          PARENT     GUARANTOR
                                         COMPANY    SUBSIDIARIES   FINOP    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------   ------------   ------------
ASSETS
Current assets:
  Cash.................................  $  3,721     $  1,519     $  427    $      --       $  5,667
  Short-term investments...............        --           --      3,000           --          3,000
  Accounts and notes receivable, net...        60       12,546        856           --         13,462
  Inventory............................        --       24,424         --           --         24,424
  Prepaid expenses and other current
     assets............................        66        3,546         --           --          3,612
                                         --------     --------     ------    ---------       --------
     Total current assets..............     3,847       42,035      4,283           --         50,165
                                         --------     --------     ------    ---------       --------
Property and equipment, net............        --      111,448         --           --        111,448
Intangible assets, net.................        --       13,731         --           --         13,731
Other assets, net......................     1,809       12,921        643           --         15,373
Investment in and advances to
  subsidiaries.........................   118,966        1,699        244     (120,909)            --
                                         --------     --------     ------    ---------       --------
     Total assets......................  $124,622     $181,834     $5,170    $(120,909)      $190,717
                                         ========     ========     ======    =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     obligations.......................  $  5,230     $    813     $   --    $      --       $  6,043
  Accounts payable.....................    25,544       18,817         --           --         44,361
  Accrued expenses.....................       599       15,213         23           --         15,835
  Accrued interest.....................     3,564           --         74           --          3,638
                                         --------     --------     ------    ---------       --------
     Total current liabilities.........    34,937       34,843         97           --         69,877
                                         --------     --------     ------    ---------       --------
Long-term obligations, less current
  portion above........................   111,957       14,470      3,130           --        129,557
Other liabilities......................        --       13,555         --           --         13,555
Stockholders' equity (deficit).........   (22,272)     118,966      1,943     (120,909)       (22,272)
                                         --------     --------     ------    ---------       --------
     Total liabilities and
       stockholders' equity
       (deficit).......................  $124,622     $181,834     $5,170    $(120,909)      $190,717
                                         ========     ========     ======    =========       ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED FEBRUARY 3, 2001

                                 (IN THOUSANDS)

                                         PARENT     GUARANTOR
                                        COMPANY    SUBSIDIARIES    FINOP    ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -------   ------------   ------------
Net cash provided by (used for)
  operating activities................  $(13,310)    $13,291      $   332        $--         $    313
Cash flows from investing activities:
  Purchase of and change in short-
     term investments.................        --         155       (3,000)       --            (2,845)
  Purchase of property & equipment....        --     (17,398)          --        --           (17,398)
  Proceeds from sale of property &
     equipment........................        --       5,350           --        --             5,350
  Investment in and advances to
     subsidiaries.....................     8,515      (8,572)          57        --                --
                                        --------     -------      -------        --          --------
Net cash provided by (used for)
  investing activities................     8,515     (20,465)      (2,943)       --           (14,893)
                                        --------     -------      -------        --          --------
Cash flows from financing activities:
  Borrowings on revolving loan, net...    10,030          --           --        --            10,030
  Borrowings (repayment) of long-term
     obligations......................    (2,030)      4,235           --        --             2,205
  Issuance of common stock............       310          --           --        --               310
                                        --------     -------      -------        --          --------
Net cash provided by financing
  activities..........................     8,310       4,235           --        --            12,545
                                        --------     -------      -------        --          --------
Increase (decrease) in cash...........     3,515      (2,939)      (2,611)       --            (2,035)
Cash at beginning of year.............       206       4,458        3,038        --             7,702
                                        --------     -------      -------        --          --------
Cash at end of year...................  $  3,721     $ 1,519      $   427        $--         $  5,667
                                        ========     =======      =======        ==          ========
Supplemental disclosures:
  Cash (paid) refunded during the
     year --
     Interest.........................  $(13,264)    $  (529)     $  (242)       --          $(14,035)
     Income taxes refunded............       139          --           --        --               139

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED JANUARY 29, 2000

                                 (IN THOUSANDS)

                                           PARENT     GUARANTOR
                                          COMPANY    SUBSIDIARIES   FINOP   ELIMINATIONS   CONSOLIDATED
                                          --------   ------------   -----   ------------   ------------
Revenues (including excise taxes of
  $34,865)..............................  $    444     $587,766     $341      $    --        $588,551
Cost of goods sold and expenses:
  Cost of goods sold....................        --      443,559       --           --         443,559
  Operating and administrative
     expenses...........................       297      136,750       22           --         137,069
  Interest expense......................     9,848        1,492      243           --          11,583
                                          --------     --------     ----      -------        --------
                                            10,145      581,801      265           --         592,211
                                          --------     --------     ----      -------        --------
  Income (loss) before income taxes and
     equity in income (loss) of
     consolidated subsidiaries..........    (9,701)       5,965       76           --          (3,660)
Benefit (provision) from income taxes...      (769)       1,963      (30)          --           1,164
                                          --------     --------     ----      -------        --------
  Income (loss) before equity in income
     (loss) of consolidated
     subsidiaries.......................   (10,470)       7,928       46           --          (2,496)
  Equity in income of consolidated
     subsidiaries.......................     7,974           46       --       (8,020)             --
                                          --------     --------     ----      -------        --------
     Net income (loss)..................  $ (2,496)    $  7,974     $ 46      $(8,020)       $ (2,496)
                                          ========     ========     ====      =======        ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                             AS OF JANUARY 29, 2000

                                 (IN THOUSANDS)

                                          PARENT     GUARANTOR
                                         COMPANY    SUBSIDIARIES   FINOP    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------   ------------   ------------
ASSETS
Current assets:
  Cash.................................  $    206     $  4,458     $3,038    $      --       $  7,702
  Short-term investments...............        --          155         --           --            155
  Accounts and notes receivable, net...     3,526       16,199        774           --         20,499
  Inventory............................        --       34,804         --           --         34,804
  Prepaid expenses and other current
     assets............................        71        1,633         --           --          1,704
  Deferred income taxes................        --        2,393         --           --          2,393
                                         --------     --------     ------    ---------       --------
     Total current assets..............     3,803       59,642      3,812           --         67,257
                                         --------     --------     ------    ---------       --------
Property and equipment, net............        --      113,338         --           --        113,338
Intangible assets, net.................        --       14,582         --           --         14,582
Other assets, net......................     1,820       11,735      1,067           --         14,622
Investment in and advances to
  subsidiaries.........................   140,164        1,638        301     (142,103)            --
                                         --------     --------     ------    ---------       --------
     Total assets......................  $145,787     $200,935     $5,180    $(142,103)      $209,799
                                         ========     ========     ======    =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     obligations.......................  $  2,008     $  1,083     $   --    $      --       $  3,091
  Accounts payable.....................    28,056       22,860         --           --         50,916
  Accrued expenses.....................       119       11,493         39           --         11,651
  Accrued interest.....................     3,417            1         72           --          3,490
                                         --------     --------     ------    ---------       --------
     Total current liabilities.........    33,600       35,437        111           --         69,148
                                         --------     --------     ------    ---------       --------
Long-term obligations, less current
  portion above........................   105,318       11,596      3,130           --        120,044
Other liabilities......................        --       13,738         --           --         13,738
Stockholders' equity...................     6,869      140,164      1,939     (142,103)         6,869
                                         --------     --------     ------    ---------       --------
     Total liabilities and
       stockholders' equity............  $145,787     $200,935     $5,180    $(142,103)      $209,799
                                         ========     ========     ======    =========       ========

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED JANUARY 29, 2000

                                 (IN THOUSANDS)

                                          PARENT     GUARANTOR
                                         COMPANY    SUBSIDIARIES   FINOP    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------   ------------   ------------
Net cash provided by (used in)
  operating activities.................  $ (3,746)    $10,141      $  420     $    --        $  6,815
Cash flows from investing activities:
  Purchase of and change in short-term
     investments.......................        --         (14)      2,583          --           2,569
  Purchase of property and equipment...    (1,859)    (40,019)         --          --         (41,878)
  Proceeds from sale of property,
     equipment and assets held for
     sale..............................        --      22,254          --          --          22,254
  Investment in and advances to
     subsidiaries......................     2,575      (2,610)         35          --              --
                                         --------     -------      ------     -------        --------
Net cash (used in) provided by
  investing activities.................       716     (20,389)      2,618          --         (17,055)
                                         --------     -------      ------     -------        --------
Cash flows from financing activities:
  Borrowings on revolving loan, net....     4,096          --          --          --           4,096
  Borrowings (repayment) of long-term
     obligations, net..................    (1,487)     11,858          --          --          10,371
  Issuance of common stock.............       108          --          --          --             108
                                         --------     -------      ------     -------        --------
Net cash provided by financing
  activities...........................     2,717      11,858          --          --          14,575
                                         --------     -------      ------     -------        --------
Increase (decrease) in cash............      (313)      1,610       3,038          --           4,335
Cash at beginning of year..............       519       2,848          --          --           3,367
                                         --------     -------      ------     -------        --------
Cash at end of year....................  $    206     $ 4,458      $3,038     $    --        $  7,702
                                         ========     =======      ======     =======        ========
Supplemental disclosures:
Cash (paid) refunded during the
  year --
  Interest.............................  $(10,070)    $(1,493)     $ (243)    $    --        $(11,806)
  Income taxes refunded................       119          --          --          --             119

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)

17.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information is as follows:

                                                                 FISCAL QUARTER ENDED
                                                   ------------------------------------------------
                                                    MAY 5,    AUGUST, 4   NOVEMBER, 3   FEBRUARY 2,
FISCAL YEAR ENDED FEBRUARY 2, 2002                   2001       2001         2001          2002
----------------------------------                 --------   ---------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................................  $161,737   $179,082     $167,944      $138,139
Gross profit.....................................    33,816     35,578       33,646        30,041
Net loss.........................................    (7,733)   (21,272)     (10,502)      (23,681)
Basic loss per share.............................     (1.55)     (4.25)       (2.10)        (4.73)
Diluted loss per share...........................     (1.55)     (4.25)       (2.10)        (4.73)

                                                                 FISCAL QUARTER ENDED
                                                   ------------------------------------------------
                                                   APRIL 29,   JULY 29,   OCTOBER 28,   FEBRUARY 3,
FISCAL YEAR ENDED FEBRUARY 3, 2001                   2000        2000        2000          2001
----------------------------------                 ---------   --------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................................  $172,934    $195,810    $180,723      $174,204
Gross profit.....................................    35,523      41,867      36,447        33,792
Net loss.........................................    (2,881)         94      (4,148)      (22,516)
Basic income (loss) per share(1).................      (.60)        .02        (.83)        (4.51)
Diluted income (loss) per share(1)...............      (.60)        .02        (.83)        (4.51)

---------------

(1) Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum does not equal the total year earnings per share for diluted earnings per share in fiscal years 2002 and 2001.

18.  OPERATING SEGMENT:

     The Company operates in one segment based on the criteria established by SFAS 131. That segment is the operating and franchising of convenience food stores. Revenues from external customers are derived primarily from three major categories -- merchandise, gasoline and food service. The Company's merchandise sales are comprised of groceries, beverages, beer/wine, tobacco products, dairy products, candy/snacks, non-food merchandise and services. Services include lottery, ATMs and money orders. Food service sales are comprised of fountain, coffee, fresh made sandwiches, deli products and branded quick serve restaurant sales such as Mr. Hero, Taco Bell, and Subway.

     The Company does not rely on any major customers as a source of revenue. The Company's operations are concentrated in seven states in the Midwest and Southeast part of the United States.

19.  SUBSEQUENT EVENTS:

     On June 5, 2002, the Company executed an asset purchase agreement (the "Purchase Agreement") pursuant to which Alimentation Couche-Tard Inc. ("Couche-Tard") agreed to acquire the majority of the Company's stores. Under the Terms of the Purchase Agreement, Couche-Tard would acquire the majority of Dairy Mart's stores for approximately $80 million in cash, subject to adjustments, and the assumption of certain liabilities. Couche-Tard would also manage any stores that it does not acquire, with the intention of eventually selling or closing those stores on behalf of the Company. The Company's board of directors and the Creditors' Committee have approved the transaction. The execution of the Purchase Agreement commences the auction process required under
Section 363 of the Bankruptcy Code in which other interested parties may submit bids for the Company. The Company anticipates that an auction will be held for qualified bidders on July 30, 2002. If the Purchase Agreement is completed, the Company would submit a plan of reorganization and liquidation pursuant to the Bankruptcy Code. There can be no assurance, however, that the Company or Couche-Tard will be able to complete the Purchase Agreement or that a reorganization or liquidation plan will be proposed by the Debtors or confirmed by the Bankruptcy Court.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Stockholders and Board of Directors of Dairy Mart Convenience Stores, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dairy Mart Convenience Stores, Inc. and Subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated May 8, 2002 (except with respect to the matters discussed in Notes 1, 8 and 19 as to which the date is June 28,
2002). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
May 8, 2002.

SCHEDULE II

              DAIRY MART CONVENIENCE STORES, INC. AND SUBSIDIARIES
                (DEBTOR-IN-POSSESSION AS OF SEPTEMBER 24, 2001)
                               VALUATION ACCOUNTS

               COLUMN A                   COLUMN B            COLUMN C            COLUMN D      COLUMN E
               --------                 ------------   -----------------------   -----------   ----------
                                                              ADDITIONS          DEDUCTIONS
                                                       -----------------------   -----------
                                         BALANCE AT    CHARGED TO                              BALANCE AT
                                        BEGINNING OF   COSTS AND    OTHER AND     ACCOUNTS       END OF
             DESCRIPTION                   PERIOD       EXPENSES    RECOVERIES   WRITTEN-OFF     PERIOD
             -----------                ------------   ----------   ----------   -----------   ----------
Reserve for Doubtful Accounts:
Fiscal Year Ended January 29, 2000....   2,074,107      262,101            --     (272,869)    2,063,339
Fiscal Year Ended February 3, 2001....   2,063,339      832,284            --     (594,289)    2,301,334
Fiscal Year Ended February 2, 2002....   2,301,334      853,028            --     (540,572)    2,613,790